Form 10KSB
period 2006-01-31
Global Electronic Recovery Corp.
filed 2006-06-15
CIK 1334586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission file number 333-127143

Global Electronic Recovery Corp.
(Name of small business issuer in its charter)
Nevada	TBA
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
6240 West 3rd Street Suite 432, Los Angeles, CA	90036
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number (310) 467-9832

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Nil	Name of each exchange on which registered Nil

Securities registered pursuant to Section 12(g) of the Act:

Common Shares, par value $0.001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $0.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

N/A

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

3,050,00000 common shares issued and outstanding as of April 15, 2006

Transitional Small Business Disclosure Format (Check one):  Yes [ ];  No [X]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). . Yes [ ] No [X]

PART I

Item 1. Description of Business.

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references "common shares" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", and "Global" mean Global Electronic Recovery Corp., unless otherwise indicated.

Business History

We were incorporated on September 27, 2004 under the laws of the State of Nevada and have never commenced operations, nor have we generated any revenue and are still a development stage corporation. We have no current business. We are a development stage company, with no revenue, experience in the proposed line of business, and limited capital. Our plan of operations is to commence a business specializing in electronic waste collection, electronic waste recycling, and resource recovery.

We intend to operate an electronic waste recycling center in the city of Los Angeles, California. The recycling center will consist of a drop off depot for used electronic goods, a sorting area, and a distribution facility whereby the electronic waste is placed into containers for shipment to processing facilities. It is proposed that the waste will be sorted and shipped to processing centers from the Los Angeles recycling center. The processing centers are operated by third parties not by our company. These centers will buy the electronic waste from us based on a per pound price basis. No negotiations or agreements, preliminary or otherwise have been entered into with any processing centers.

Our administrative office is located at 6240 West 3rd Street Suite #208, Los Angeles California, USA 90036, telephone (310) 467-9832 and our registered statutory office is located at 7251 West Lake Mead Blvd. Suite 300, Las Vegas 89128. Our fiscal year end is January 31.

Properties

Our offices are located at 6240 West 3rd Street Suite #208, Los Angeles California, USA 90036 . We conduct all of our executive and administrative functions from this facility. Our office space is an office is located in the residence of one of our directors. We intend to locate our administrative office within the Los Angeles recycling center and discontinue use of our current office in the residence of director David O'Neill. We anticipate locating a suitable facility in the near future. Our telephone number is (310) 467-9832.

Current Business Operations

We intend to be a business specializing in electronic waste collection, electronic waste recycling, and resource recovery. We believe that the disposal of electronic waste, or "e-Waste" is becoming a serious global issue. Electronics that have been discarded in landfills are releasing toxins and polluting the environment. The existing incineration recycling processes for e-Waste are releasing Green House Gas (GHG) Emissions and other dangerous air pollutants such as dioxins, heavy metals and hazardous acids.

Our fundamental goal is to enhance recovery, recycling, and the environmentally friendly disposal of e-Waste and other electronic components with minimal waste, minimal harmful emissions, and maximum re-usable raw materials retrieval. We recognize that e-Waste has become a significant source of raw materials.

An increasing number of state and local governments are considering options for managing end-of-life electronic equipment such as televisions and personal computers. Their concern centers on the continued growth of this waste stream, the potential for hazardous constituents in these products to cause disposal problems, and the desire to recover valuable materials from these products.

Services and Products Offered

We intend to provide the following services:

  e-Waste material sorting and dismantling;
  e-Waste pickup;
  Electronic refurbishing;
  Metals and plastics recovery;
  Cathode ray tube (CRT) recycling;
  Materials exchange
  Management of e-Waste for manufacturers;
  e-Waste collection from the public, manufacturing industry, and local governments; and
  Shipping of waste to appropriate waste or refurbishing centers.

We intend to offer many services related to the recycling of e-Waste. Below is a description of these services.

1. e-Waste Pick Up

We intend to offer a pick up service for residential and commercial customers. A representative of our company will visit customers' places of residence or business and pick up e-Waste items.

2. Management of e-Waste from Manufacturers:

This service is designed specifically for the electronics industry as well as communities/municipalities and larger customers. The focus will be on the disposal of hazardous wastes produced during the manufacturing of electronic equipment as well as the management of commercial and residential e-Waste. Our services will provide complete e-Waste tracking. The principal benefit is the assurance of vital data protection. We will be able to assure vital data protection by providing a print out of the location of data files ensuring the customer that the files have been delivered to a facility for destruction or that the files have been erased.

3. Electronic Waste Sorting and Dismantling

This process involves the de-manufacturing of the electronic waste processes. The first step in the de-manufacturing process is the sorting and separating of electronics waste by size. Materials such as keyboards, computers, answering machines, etc. are then dismantled.

Our personnel will disassemble each machine into its component parts, plastics and metals and prepare everything for raw material extraction. We will use this basic method to eventually completely recycle all business and consumer electronics equipment without having to invest in extremely expensive processing equipment.

Once the materials have been sorted and dismantled we will then commence step-by-step procedures for processing materials we receive which will ensure maximum recovery and complete environmental compliance. Incoming materials will be counted, weighed, and quantities are checked against the client's shipping information. Material will be assigned a control lot number and evaluated and tested to determine optimal recovery methods. An estimate on the total recovery potential will be determined by the material evaluation process.

Reusable components will be removed from the personal computer "PC" board.

Devices will be final tested to assure they meet the required specifications.

Reusable devices will be inventoried and priced based on current market conditions and sale history. Devices will be packaged in anti-static containers and shipped to third party purchasers. We do not have any contracts with third party purchasers at this time. Boards and non-recoverable IC's are directed to precious metal processors. An "IC" is an integrated circuits or chip and is used for a variety of devices, including microprocessors, audio and video equipment, and automobiles. Non-reusable components will be shipped to third party waste recyclers.

4. Electronic Waste Sorting and Dismantling

We anticipate that a significant portion of the recycling we will do will be of monitors and cathode ray tubes (CRTs). We intend to provide an environmental solution for all monitor and CRT debris. We plan to recycle all types of monitors and all types of quantities. This will include all basic monochrome monitors to 21" color flat screens. We believe our process will be an effective way to recycle this type of product while keeping our commitment to protecting the environment.

The large amounts of toxic materials contained within a monitor's cathode ray tube or CRT present serious problems for those seeking an environmental conscious alternative to landfill disposal. Lead, mercury, cadmium and phosphorous are a few of the many toxic elements found within a CRT. Lead is the most prevalent toxic material and many CRTs have been shown to leach this lead content into landfills.

We intend to handle the end-of-life of CRT's by first attempting to repair or resell the complete unit on the secondary market throughout the world. We have no contracts or agreements to sell these units at this time.

For CRT's that have absolutely no reuse potential, we intend to utilize a system that safely breaks down the glass to a point where the remaining material can be used as a flux in metal smelting refineries. We recognize that lead smelting operations are also harmful to the environment, but there are currently no other options available.

To get to the glass, monitors must be completely disassembled. The individual components include plastic, printed circuit boards, copper wiring, power and fly-back components and the CRT tube itself. "Fly-back components" refers to the transformer that generates the high voltage in a TV, monitor, or other CRT based piece of equipment. They are also referred to as Line OutPut Transformers.

Some of these materials such as the fly-back components and other electronics can be resold to repair facilities. Other materials that do not have an immediate market are stored until there are sufficient quantities to send to individual refineries designed to handle each specific type of material.

5. Electronics Sold for Refurbishing:

Units and parts not under a data protection agreement, if in good condition, are sent to third party refurbishing facilities for repair and reuse. The refurbished units and parts are then sold in the used electronics market. We will sell these items to the refurbishing centers on a per item or bulk basis. We have no agreements or contracts in place with any third party refurbishers.

6. Shipping

Once the electronic waste is dismantled we will ship materials in good condition to refurbishing centers. The remaining electronic waste will be shipped to third party waste recyclers in containers.

Revenue Generation

Each service we intend to provide results in revenue and therefore we believe that the business model will be profitable in that both the supply and the sales side of the business result in net positive sales income. Users pay to have e-Waste removed and recovered while processors pay for sorted e-Waste to produce raw materials or refurbished goods.

As stated above, we intend to generate revenue both upon receipt of the e-Waste at our proposed recycling center and for the sale of the dismantled waste to third party refurbishing centers. We also intend to offer pick-up service for e-Waste.

Competition and Identification of Market Opportunity

We believe that the electronics recycling is an emerging industry at a critical point in its development in terms of growth potential and the challenges it presents. As the production and use of electronic products continues to increase dramatically throughout the consumer and commercial markets, the challenges of disposal and recovery of materials has become significant.

The principal sources of e-Waste have been manufacturers and commercial users. According to our independent research most companies involved in electronics recycling are relatively small, typically have fewer than 30 employees, and have been in business for less than 5 years.

The eWaste recycling industry is competitive with respect to price, service, location and there are many well-established competitors. In greater Los Angeles County alone there are over 35 centers that accept some form of eWaste. Certain factors, such as substantial price discounting, increased labor and benefits costs and the availability of experienced management and hourly employees may adversely affect our industry in general and us in particular. We do however anticipate being able to obtain all necessary personnel. We will compete with a large number of regional eWaste recyclers. Many of the potential competitors may have financial resources superior to ours. We expect this competition to increase. Companies such as Electronic Partners Corporation of Los Angeles will be competing against us. We intend to compete with centers that do not charge for pick up and disposal services by offering additional services such as tracking

Significant legal penalties associated with improper disposal of electronic waste now exist. E-Waste includes computers, televisions, monitors, cell phones, pagers, microwave ovens, hand-held devices, etc. One of the requirements of these soon to be legislated regulations is that disposal of non-reusable e-Waste must, in the future, be legally processed through a certified facility (proposed EPA Regulations). When the proposed regulation takes effect it is our goal to become a certified recycling center. However, we are not certified and there is no guarantee we will be in the future.

Possible Solutions

The large volumes of electronic products that will become obsolete in the near future will need to be recycled into reusable materials. We believe that our recycling processes and services like those we intend to offer will play an integral role by generating the raw materials necessary to manufacture new products while minimizing the hazardous by-products generated by the current disposal methods. We are of the view that the business of e-Waste recycling will become vital to the electronic industry's economics. On January 1, 2005, California consumers began paying a $6, $8 or $10 electronic waste recycling fee on the purchase of new covered electronic devices. This will have a direct impact on the pricing of electronic goods and make the industry more aware of the importance of recycling.

Currently, there are two common methods for the disposal of e-Waste: landfills and incineration. These methods only exacerbate existing water and air pollution problems and contribute to global warming. The incineration of e-Waste contributes to the release of carbon dioxide and other toxic emissions into the atmosphere. Burying e-Waste contributes to heavy metals such as lead and mercury leaching into the soil and ground water sources surrounding landfill sites. These disposal methods do not present viable short or long-term solutions to the issue of electronic waste management.

The following factors have created an opportunity for us and we believe will lead to a market leadership position:

  Governments, industry and individuals are willing to pay to have their e-Waste disposed of in an environmentally safe and efficient manner.
  There is a growing demand for recycled raw materials.
  There are emerging markets in Asia, Africa, and South America that have a growing consumer base for reusable electronics.
  There is increasing demand for goods manufactured from recycled materials such as copper sulfate which is used as an additive in animal feed as well as in the mining industry. There is also a market for roofing and flooring tiles manufactured from the fiberglass residue of the circuit board in e-Waste.
  Smelting companies use primitive methods and have little opportunity to change their practices due to their reliance on old technologies.

Marketing Advertising and Promotion

Our target market is the United States. Specifically, our implementation will be in Los Angeles, California. We believe that California is large enough to support numerous collection centers. However, we are raising funds for one facility only. If we expand, and there is no guarantee that we will, no funds from this offering will be allocated towards such expansion.

Our collection facility will be in Los Angeles, California.

Creating and Maintaining Customers

It is our goal that our customer base will be comprised of electronic manufacturers, large and small businesses, governmental institutions and the private sector. E-Waste is currently a significant problem in all of these sectors. We hope to demonstrate to potential customers the environmental and financial benefits of our electronic recycling and why it is both environmentally sound and cost-effective. The upstream benefits result from the recycling of materials such as plastics, ferrous and other metals and glass, rather than manufacturing these from virgin materials. The issue of social responsibility alone is compelling and self-evident, but combined with the economics and possible regulatory pressure, we believe is the clear choice for e-Waste management solutions.

We are aware that there are lower cost alternatives to discarding of eWaste. Indeed, may consumers will dispose of these items in this manner. However, we believe there is a growing social conscience among consumers to seek out methods of recycling consumer goods, especially electronics, that are less harmful to the environment than traditional means of disposal such as in landfills. The regulatory climate is also shifting towards recycling programs in California and throughout the world.

In terms of new business development, we will concentrate our efforts and more actively pursue the business and private sectors through partnerships and strategic alliances and marketing. We may, through educational and marketing initiatives, continually promote the environmental and economic benefits of electronics recycling as well as the public's social responsibility.

To retain and grow existing customers, we will ensure that electronic recycling is made as convenient as possible for them. It is our goal that more recycling depots and drop off locations will be added over time.

Updated information about us and electronics recycling is available on-line at our website, www.globalelectronicrecovery.com. We may also dispense information to the public through the media, information sessions, seminars, and conferences.

Sales and Distribution Plan

By the nature of the business model, we have two potential sources of customers, those coming to collection centers with e-Waste and those processors who are buying the collected and sorted e-Waste from us. Although it is more important to market to the e-Waste supply customers (thus ensuring a stable supply of e-Waste), some degree of marketing and promotion also needs to be conducted with the processors. Currently, we believe the high demand for the recovered materials ensures the high interest of the processors. For the foreseeable future, this is expected to also remain true. However, some degree of spot marketing and customer relation may be required at intervals throughout the year. We have not yet developed any marketing plan aimed at potential processors.

Promotional Strategy

Industry Associations: We plan to join the California Resource Recovery Association (CRRA). The CRRA is an organization of individuals, recycling centers and companies pledged to the conservation of natural resources. The CRRA assists its member with their programs and conducts activities that will promote resource conservation by the people of California. We will also consider joining technical councils of the CRRA.

CRRA members are encouraged to join technical councils to provide input on key policy issues and to develop more services in specific areas of interest. One of the councils is the e-Waste Handlers Technical Council. This council advocates the setting up of environmentally safe procedures for the collecting and safe handling of e- Waste. The council also helps local generators and recyclers, develop methods of educating the public about proper e-Waste disposal, and provides a suitable marketplace to encourage reuse, rebuild and then recycle.

By virtue of our membership in the CRRA we will also become members of the National Recycling Coalition. The National Recycling Coalition, Inc. (NRC) is a nonprofit organization of more than 4,000 individuals, businesses and government agencies involved in all aspects of recycling, waste prevention, reuse and composting. As the largest national organization of its kind, NRC serves as the national voice of and resource for recycling.

We believe that membership in both organizations may result in significant exposure and referrals. Both customers as well as buyers of recovered materials contact such organizations seeking information, suppliers and referrals. Membership in such industry bodies may also provide credibility as well as a forum for industry issues and a common voice to effect change and increase understanding and acceptance of electronics recycling.

We also plan to advertise in various newspapers and journals and on radio stations in the greater Los Angeles area.

Government Regulation and Supervision

Existing regulation in California will require us to become authorized if we are to participate in the Covered Electronic Waste Recovery and Recycling Payment System. This system redistributes fees collected from the purchase of certain electronic goods in California to authorized collectors and recyclers. We are not a qualified collector or recycler, however we intend to apply for this designation. In the future, California is likely to implement additional regulations that will affect our business.

Regulatory changes are already signaling a shift towards improved management of the waste stream.

California

California has enacted legislation (the Electronic Waste Recycling Act of 2003) to establish a funding system for the collection and recycling of certain electronic wastes. The California Integrated Waste Management Board has adopted new emergency regulations to implement portions of the statute. The Act, among other things, establishes a recycling fee to be paid by the manufacturers of cathode ray tube (CRT) devices such as computer monitors and televisions. CRT devices, which fall under the umbrella term e-Waste can contain lead, cadmium, mercury and other hazardous materials that pose significant risk to health. For instance, computer monitors and televisions typically contain four to eight pounds of lead. Currently, less than 10% of CRT devices are recycled, despite a statewide ban on putting CRT devices into landfills. Many end up in landfills nonetheless, and then pose a significant risk of toxins leaking into nearby groundwater. The Silicon Valley Toxics Coalition has stated that E-Waste is one of the fastest-growing and most toxic waste streams.

Other key elements of the Act include:

  Reduction in hazardous substances used in certain electronics products sold in California.
  Collection of an electronic waste recycling fee at the point of sale of certain products
  Distribution of recovery and recycling payments to qualified entities covering cost of electronic waste collection and recycling
  Directive to establish environmentally preferred purchasing criteria for state agency purchases of certain electronic equipment.

Product Research and Development

We do not anticipate that we will expend any significant funds on research and development over the twelve months ending January 31, 2007.

Employees

Currently, we have no employees other than our officers. We are not a party to any collective bargaining agreements. We have not entered into any employment agreements with any of our executives. We anticipate that we will enter into employment agreements with our officers when, and if, our revenue production justifies such agreements. We do not currently anticipate that we will hire any employees in the next three months, unless we successfully raise funds necessary to implement our business plan. From time-to-time, we anticipate that we will also use the services of independent contractors and consultants to support our business development. We believe our future success depends in large part upon the continued service of our senior management personnel and our ability to attract and retain highly qualified technical and managerial personnel.

Purchase or Sale of Equipment

We intend to secure an appropriate location for our recycling facility. We intend to commence development of the site to convert it into a recycling center. This will include the installation of dismantling and sorting tables; upgrading wiring and lighting as required; installation of a conveyor system connected from loading bays to sorting/dismantling tables; wash tubs for e-Waste. We also intend to install a ventilation system for the facility. In addition, we will consider constructing an additional loading bay to the facility. In addition, we will purchase and install a grinding or abrasive turning machine. We anticipate locating an appropriate space and completing necessary upgrades within 30 to 45 days from completion of the offering.

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other "forward-looking statements". Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other "forward-looking statements" involve various risks and uncertainties as outlined below. We caution readers of this quarterly report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward-looking statements". In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

1. We have no operating history and have maintained losses since inception that we expect to continue into the future. If the losses continue we may go out of business. We have no assets, no experience in the proposed line of business, certifications, current customers, or negotiations or agreements with any processing centers or refurbishers

We were incorporated in September 27, 2004 and only just recently began reviewing available leasing options to open up our first end of life electronic drop off depot. We have only just completed our business plan to market and offer our end of life electronic recycling depots to individual and businesses and government agencies. We have not realized any revenues to date. We have no operating history upon which an evaluation of our future success or failure can be made. There is a net loss since inception of $(11,589) and also an accumulated deficit of $(11,589). We expect to incur losses for the foreseeable future; therefore, we may not be able to achieve profitable operations and we may not even be able to generate any revenues. We will encounter difficulties as an early stage company in the rapidly evolving and highly marketed recycling end of life electronic industry. Therefore, the revenue and income potential of our business model is unproven.

2. If we are unable to successfully market our electronic drop of depots then our business will fail. We may require additional funds beyond this offering and we may be unable to obtain any funding.

We must successfully market our end of life electronic recycling depot services to our target markets. We require at least $200,000 to commence operations and to offer our recycling services. If we do not raise at least $200,000 we may not be able to adequately market our services and we may cease operations. We may require additional funding beyond this offering and we may not be able to obtain any funding. If we do not raise sufficient funding and we are unable to successfully market our services we will not be able to generate any revenue. Our failure to earn revenues will cause our business to fail.

3. We face substantial competition from established and new companies in our industry. If we are unable to compete with these companies our proposed business will fail.

We face intense competition from established end of life electronic recycling service companies. We may not be able to compete effectively with these companies now or in the future. Many of our potential competitors have significantly greater financial, marketing, technical and other competitive resources, as well as greater name recognition, than we have. As a result, our competitors may be able to adapt more quickly to changes in consumer requirements or may be able to devote greater resources to the promotion and sale of their services. We may not be able to compete successfully with our potential and existing competitors. In addition, competition could increase if new companies enter the market or if existing competitors expand their services. An increase in competition could result in price reductions and loss of market share and could have a material adverse effect on our business, financial condition or results of operations. To be competitive we will need to continue to invest in sales and marketing. We may not have sufficient resources to make such investments necessary to remain competitive. In addition, current and potential competitors have established or may in the future establish collaborative relationships among themselves or with third parties, including third parties with whom we have relationships, to increase the visibility and utility of their services. Accordingly, new competitors or alliances may emerge and rapidly acquire significant market share. If we are unable to compete with companies in end of life electronic services industry, our proposed business will fail and you will lose your entire investment.

4. We will need to establish, protect, and promote our trade name to operate profitably. This may require obtaining a trademark. Our trademark may not be upheld if challenged and we may be prevented from using this trademark, which could harm our ability to make a profit.

We use the trade name "Global Electronic Recovery Corp." in connection with our business and plan to use it in connection with our website (www.globalelectronicrecovery.com) Our trade name is not registered with the United States Patent and Trademark Office or any state trademark office. Further, we have not developed a specific trademark to serve as a source identifier for our services. We believe a trademark will be important to our ability to create and sustain demand for our services, our website, and future offerings of advertising space or marketing strategies.

Although our operations have not been restricted as a result of any trademark disputes, significant obstacles such as injunctions or litigation may arise as we develop our trademark and expand our business into new geographic markets. In addition, it may be determined that our trademark violates the proprietary rights of others. Our trademark may not be upheld if challenged and we may be prevented from using this trademark, which could harm our ability to make a profit.

5. Our officers and directors will be devoting only a fraction of their professional time to our activities. Our management's lack of devotion of time may make us more vulnerable than others companies to certain specific risks

Our current officers and directors will be devoting only approximately 30% of their professional time to our operations. Our management's lack of devotion of time may make us more vulnerable than others companies to certain specific such as making us more vulnerable to business risks associated with errors in judgment that could have been prevented by management devoting their full time and attention to our company. Also during the offering, our management may be devoting a significant portion of time to the sale of securities. In addition both directors may be required to seek employment elsewhere while our business is in the development stage. We do not anticipate any conflicting fiduciary duties. Both directors are aware of their fiduciary obligation to act in our best interests at all times.

6. If we are required to become certified and our unable to do so, we may be forced to go out of business.

It is proposed through legislated regulations that disposal of non-reusable e-Waste must, in the future, be legally processed through a certified facility (proposed EPA Regulations). When the proposed regulation takes effect it is our goal to become a certified recycling center. However, we are not certified and there is no guarantee we will be in the future. If we are unable to become certified we may be forced to go out of business.

Item 2. Description of Property.

Our administrative office is located at 6240 West 3rd Street Suite 432, Los Angeles, CA 90036 and our telephone number is (310) 467-9832. We intend to secure an appropriate location for our recycling facility. We intend to commence development of the site to convert it into a recycling center. We have a website address at www.globalelectronicrecovery.com.

Item 3. Legal Proceedings.

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder are an adverse party or has a material interest adverse to us.

Item 4. Submissions of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

As of April 15, 2006 there was no public trading market for our common stock there were 7 holders of record of our common stock. As of such date, 3,050,000 common shares were issued and outstanding.

Our common shares are issued in registered form. Empire Stock Transfer, Las Vegas, Nevada 89128-8380 (Telephone: 702-988-1242; Facsimile: 702-988-1244) is the registrar and transfer agent for our common shares.

There are no outstanding options or warrants to purchase, or securities convertible into, our common shares. We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. Although there are no restrictions that limit the ability to pay dividends on our common shares, our intention is to retain future earnings for use in our operations and the expansion of our business.

Recent Sales of Unregistered Securities

There have been no recent sales of unregistered securities.

Item 6. Management Discussion and Analysis and Plan of Operation.

Results of Operations.

For the year ending January 31, 2006 we posted losses of $11,549 as compared to losses of $40 for the year ended January 31, 2005. Inception through January 31, 2006 losses total $11,589. General and administrative expenses are the principal component of our losses since inception.

Financial Condition, Liquidity and Capital Resources

At January 31, 2006, we had cash of $212.

At January 31, 2006 our total assets were $212 comprised entirely of cash.

As of January 31, 2006, our total liabilities were $8,399 comprised primarily of a shareholder loan payable to one of our directors, David O'Neill in the amount $6,024. This compares to our total liabilities of $4,024 at January 31, 2005.

Cash Requirements

Over the next twelve months we intend to use funds to commence marketing our service, leasehold improvements and for general and administrative expenditures, as follows:

Estimated Funding Required During the Next Twelve Months
General and Administrative	$30,000
Operations
Marketing/Advertising Leasehold Improvements	$50,000 $125,000
Working Capital	$95,000
Total	$300,000

As January 31, 2006, we had working capital of $212. We will require financing before can implement our business plan and generate significant revenues. We may also consider a scaled back version of our business plan if we raise less than $300,000. We intend to raise the capital required to implement our business plan through an SB-2 offering. We recently commenced this offering and as of April 15, 2006 had raised $8,550, by selling 85,500 shares of common stock at a price of $0.10 per share.

If we do not raise sufficient funds pursuant to our SB-2 offering we may attempt to meet any additional needs through sales of our securities in secondary offerings or private placements. We have no agreements in place to do this at this time.

There are no assurances that we will be able to obtain additional funds required for our continued operations. In such event that we do not raise sufficient additional funds by secondary offering or private placement, we will consider alternative financing options, if any, or be forced to scale down or perhaps even cease our operations.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 153 ("SFAS 153"), "Exchanges of Nonmonetary Assets." SFAS 153 amends the guidance in APB No. 29, "Accounting for Nonmonetary Assets." APB No. 29 was based on the principle that exchanges of nonmonetary assets should be measured on the fair value of the assets exchanged. SFAS 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for financial statements issued for fiscal years beginning after June 15, 2005. Management does not believe the adoption of SFAS 153 will have a material affect on the financial statements.

In December 2004, the Financial Accounting Standards Board ("FASB") revised Statement of Financial Accounting Standards No. 123 ("SFAS 123(R)"), "Share-Based Payment." The SFAS 123(R) revision established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It does not change the accounting guidance for share-based payment transactions with parties other than employees. For public entities that do not file as small business issuers, the revisions to SFAS 123 are effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. Management has not yet determined the effects of adopting this statement on the Company's financial position or results of operations.

The adoption of these new pronouncements is not expected to have a material effect on our financial position or results of operations.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

Item 7. Financial Statements.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

Report of Independent Registered Public Accounting Firm, Lopez, Blevins, Bork & Associates, LLP. for the audited financial statements for the year ended January 31, 2006, the period from September 27, 2004 (Inception) through January 31, 2005and the period from Inception through January 31, 2006 is included herein immediately preceding the audited financial statements.

Global Electronic Recovery Corp. (audited):

  Independent Auditor's Report, dated April 30, 2006.

  Balance Sheet at January 31, 2006.

  Statements of Operations for the year ended January 31, 2006, and for the period from September 27, 2004 (inception) to January 31, 2006 and 2005..

  Statement of changes of stockholders deficiency from September 27, 2004 (inception) to January 31, 2006.

  Statements of Cash Flows for the year ended January 31, 2006, and for the period from September 27, 2004 (inception) to January 31, 2006 and 2005.

  Notes to Financial Statements

*****************************************************************************

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Global Electronic Recovery Corp.
(A Development Stage Company)
Los Angeles, California

We have audited the accompanying balance sheet of Global Electronic Recovery Corp. ("Global") as of January 31, 2006, and the related statements of operations, stockholders' deficit, and cash flows for the year then ended and for the period from September 27, 2004 (Inception) through January 31, 2005 and for the period from September 27, 2004 (Inception) through January 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global as of January 31, 2006, and the results of its operations and its cash flows for the year then ended and for the period from September 27, 2004 (Inception) through January 31, 2005 and for the period from September 27, 2004 (Inception) through January 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Global will continue as a going concern. As discussed in Note 2 to the financial statements, Global Electronic Recovery Corp. has incurred losses through January 31, 2006 totaling $11,589, and at January 31, 2006 had a working capital deficit of $8,187. Global will require additional working capital to develop its business until the company either (1) achieves a level of revenues adequate to generate sufficient cash flows from operations; or (2) obtains additional financing necessary to support its working capital requirements. These conditions raise substantial doubt about Global's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Lopez, Blevins, Bork & Associates, LLP

Houston, Texas

April 30, 2006

Global Electronic Recovery Corp.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

January 31,
2006
ASSETS
Current assets
Cash	$ 212
Total current assets	$ 212
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$ 2,375
Shareholder advances	6,024
Total current liabilities	8,399
STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value, 75,000,000 shares authorized, 3,000,000 shares issued and outstanding	3,000
Additional paid-in capital	402
Deficit accumulated during the development stage	(11,589)
Total Stockholders' Deficit	(8,187)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 212

See accompanying summary of accounting policies and notes to financial statements.

Global Electronic Recovery Corp.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Year Ended January 31, 2006
and Period from September 27, 2004 (Inception) through January 31, 2005 and Period from September 27, 2004 (Inception) through January 31, 2006

	Year Ended January 31,	Inception through January 31,	Inception through January 31,
	2006	2005	2006
Expenses:
General and administrative	$ 11,549	$ 40	$ 11,589
Net loss	$ (11,549)	$ (40)	$ (11,589)
Net loss per share:
Basic and diluted	$ (0.00)	$ (0.00)
Weighted average shares outstanding:
Basic and diluted	3,000,000	3,000,000

See accompanying summary of accounting policies and notes to financial statements.

Global Electronic Recovery Corp.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' DEFICIT
September 27, 2004 (Inception) through January 31, 2006

	Common stock		Additional paid-in capital	Deficit accumulated during the development stage	Total
	Shares	Amount
Issuance of common stock for cash to founders	3,000,000	$3,000	$ -	$ -	$3,000
Net loss	-	-	-	(40)	(40)
Balance, January 31, 2005	3,000,000	3,000	-	(40)	2,960
Imputed interest	-	-	402	-	402
Net loss	-	-	-	(11,549)	(11,549)
Balance, January 31, 2006	3,000,000	$3,000	$402	$(11,589)	$(8,187)

See accompanying summary of accounting policies and notes to financial statements.

Global Electronic Recovery Corp.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Year Ended January 31, 2006

and Period from September 27, 2004 (Inception) through January 31, 2005 and Period from September 27, 2004 (Inception) through January 31, 2006

	Year Ended January 31,	Inception through January 31,	Inception through January 31,
	2006	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,549)	$ (40)	$(11,589)
Adjustments to reconcile net deficit to cash used by operating activities:
Imputed interest on shareholder advance	402	-	402
Net change in: Accounts payable	2,375	-	2,375
CASH FLOWS USED IN OPERATING ACTIVITIES	(8,772)	(40)	(8,812)
CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder advances, net	2,000	4,024	6,024
Sale of common stock	-	3,000	3,000
CASH FLOWS PROVIDED BY FINANCING	2,000	7,024	9,024
NET CHANGE IN CASH	(6,772)	6,984	212
Cash, beginning of period	6,984	-	-
Cash, end of period	$ 212	$ 6,984	$ 212

See accompanying summary of accounting policies and notes to financial statements.

GLOBAL ELECTRONIC RECOVERY CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Global Electronic Recovery Corp. ("Global") was incorporated on September 27, 2004 under the laws of Nevada to engage in any lawful business or activity for which corporations may be organized under the laws of the State of Nevada. Global is engaged in the business of electronic waste recycling.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Basic Loss Per Share

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Income Taxes

The asset and liability approach is used to account for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Global records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.

Financial Instruments

Global's financial instruments consist of cash, accounts payable and accrued liabilities, notes payable and due to related parties. Unless otherwise noted, it is management's opinion that Global is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

The fair value of the amounts due to related parties is not determinable as they have no repayment terms.

Recent Accounting Pronouncements

Global does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Global's results of operations, financial position or cash flow.

NOTE 2 - GOING CONCERN

For the year ended January 31, 2006 and period ended January 31, 2005, Global incurred losses totaling $11,549 and $40, respectively, and at January 31, 2006 had a working capital deficit of $8,187. Because of these recurring losses, Global will require additional working capital to develop and its business operations.

There are no assurances that Global will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support Global's, working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, Global will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to Global. If adequate working capital is not available, Global may not renew its operations.

These conditions raise substantial doubt about Global's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should Global be unable to continue as a going concern.

NOTE 3 - INCOME TAXES

Global follows Statement of Financial Accounting Standards Number 109 (SFAS 109) "Accounting for Income Taxes." Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not deemed likely to be realized.

The provision for refundable Federal income tax consists of the following:

	January 31, 2006	January 31, 2005
Refundable Federal income tax attributable to:
Current Operations	$ 4,000	$ -
Less, Change in valuation allowance	(4,000)	-
Net refundable amount	$ -	$ -

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

January 31, 2006
Deferred tax asset attributable to:
Net operating loss carryover	$ 4,000
Less, Change in valuation allowance	(4,000)
Net deferred tax asset	$ -

At January 31, 2006, Global had an unused net operating loss carryover approximating $12,000 that is available to offset future taxable income; it expires beginning in 2025.

NOTE 4 - NOTES PAYABLE

In October 2004 the sole shareholder of Global loaned the company approximately $4,000 with no specific terms of repayment. The same loan was increased by $2, 000 in January, 2006.

NOTE 5 - COMMON STOCK

In October 2004, Global issued 3,000,000 shares of stock to its founding shareholder for $3,000 cash.

NOTE 6- SUBSEQUENT EVENT

In March 2006 we issued 50,000 common shares at a price per share of $0.10 pursuant to our SB-2 Registration Statement.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 8A. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being January 31, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and our company's chief financial officer. Based upon that evaluation, our company's president and our company's chief financial officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There has been no significant changes in our company's internal controls or in other factors, which could significantly affect internal control subsequent to the date we carried out our evaluation.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our president and secretary as appropriate, to allow timely decisions regarding required disclosure.

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers, Promoters and Control Persons

Our directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
David O'Neill	President, Treasurer, Secretary & Director	42	September 27, 2004
Brian Martel	Director	36	September 27, 2004

Business Experience

The following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he or she was employed.

David O'Neill, President, Treasurer, Secretary and Director

David O'Neill has been our President, Secretary and a member of our board of directors since inception.

From 2001 through to 2003 Mr. O'Neill was a sales consultant at Vancouver Auto BMW. From 2003 to 2005 Mr. O'Neill was a sales consultant with Carter Honda Motorsports. Mr. O'Neill graduated from Mount Royal College in Calgary, Alberta with a diploma in Business Administration in 1989.

Brian Martel, Director

Mr. Martel has been a member of our board of directors since inception. From 2002 to 2005 Mr. Martel was Vice President of Operations for Electronics Recycling Canada of Vancouver, British Columbia. Prior to this Mr. Martel's operational experience includes serving as General Manager for HVAC Canada Corporation from February 2001 to January 2002.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

  any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
  any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
  being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or
  being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Audit Committee Financial Expert

Our Board of Directors has determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our Board of Directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have generated limited revenues to date.

Code of Ethics

Effective October 30, 2005, our company's board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our company's president (being our principal executive officer) and our company's secretary (being our principal financial and accounting officer and controller), as well as persons performing similar functions. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

  honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
  full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;
  compliance with applicable governmental laws, rules and regulations;
  the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and
  accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our company's personnel shall be accorded full access to our president and secretary with respect to any matter which may arise relating to the Code of Business Conduct and Ethics. Further, all of our company's personnel are to be accorded full access to our company's board of directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our president or secretary.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal, provincial and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our company's president or secretary. If the incident involves an alleged breach of the Code of Business Conduct and Ethics by the president or secretary, the incident must be reported to any member of our board of directors. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics is filed herewith with the Securities and Exchange Commission as Exhibit 14.1 to this annual report. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Global Electronic Recovery Corp., Suite 432, 6240 West 3rd Street, Los Angeles California 90036.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.

To the best of our knowledge, all executive officers, directors and greater than 10% shareholders filed the required reports in a timely manner.

Item 10. Executive Compensation.

Neither of our executive officers received any cash or other compensation during the fiscal years ended January 31, 2006 and 2005.

There were no grants of stock options or stock appreciation rights made during the fiscal years ended January 31, 2006 and 2005 to our executive officers and directors. There were no stock options outstanding as at January 31, 2006. To date, we have not granted stock options or stock appreciation rights to any of our employees, consultants, directors or executive officers.

We intend to continue to pay consulting fees to our directors and officers in the future as we determine necessary. In addition, we intend to compensate our directors in the future with stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee that may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may also award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. No director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

There are no formal management agreements with our directors or executive officers.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership

The following table sets forth, as of April 15, 2006, certain information with respect to the beneficial ownership of our common shares by each shareholder known to us to be the beneficial owner of 5% of our common shares, and by each of our officers and directors. Each person has sole voting and investment power with respect to the common shares, except as otherwise indicated. Beneficial ownership consists of a direct interest in the common shares, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
David O'Neill	3,000,000 common shares	99%

Directors and Officers (as a group)	3,000,000 common shares	99%

(1) Based on 3,050,000 shares outstanding as of April 15, 2006 and, as to a specific person, shares issuable pursuant to the conversion or exercise, as the case may be, of currently exercisable or convertible debentures, share purchase warrants and stock options.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 12. Certain Relationships and Related Transactions.

None.

Item 13. Exhibits.

Exhibits required by Item 601 of Regulation S-B

(3) Articles of Incorporation and By-laws

3.1 Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2, filed on August 3, 2005).

3.2 Bylaws (incorporated by reference from our Registration Statement on Form SB-2, filed on August 3, 2005).

(31) Section 302 Certification

31.1 Certification of David O'Neill.

(32) Section 906 Certification

32.1 Certification of David O'Neill.

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by Lopez, Blevins, Bork & Associates, L.L.P for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended January 31, 2006 were $8,550.

Audit Related Fees

For the fiscal year ended January 31, 2006, the aggregate fees billed for assurance and related services by Lopez, Blevins, Bork & Associates, L.L.P relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was $0.

Tax Fees

For the fiscal year ended January 31, 2006, the aggregate fees billed by Lopez, Blevins, Bork & Associates, L.L.P for other non-audit professional services, other than those services listed above, totaled $0.

We do not use Lopez, Blevins, Bork & Associates, L.L.P for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Lopez, Blevins, Bork & Associates, L.L.P to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Lopez, Blevins, Bork & Associates, L.L.P is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

  approved by our audit committee (which consists of entire Board of Directors); or
  entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

The audit committee pre-approves all services provided by our independent auditors. The pre-approval process has just been implemented in response to the new rules, and therefore, the audit committee does not have records of what percentage of the above fees were pre-approved. However, all of the above services and fees were reviewed and approved by the audit committee either before or after the respective services were rendered.

The audit committee has considered the nature and amount of fees billed by Lopez, Blevins, Bork & Associates, L.L.P and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Lopez, Blevins, Bork & Associates, L.L.P's independence.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL ELECTRONIC RECOVERY CORP.

By: /s/ David O'Neill
David O'Neill, President, Treasurer, Secretary and Director
Date: May 30, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ David O'Neill
David O'Neill, President, Treasurer, Secretary and Director (Principal Executive Officer)
Date: May 30, 2006