Form 10QSB
period 2006-04-30
Global Electronic Recovery Corp.
filed 2006-06-21
CIK 1334586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  April 30, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number  333-127143

GLOBAL ELECTRONIC RECOVERY CORP.
(Exact name of small business issuer as specified in its charter)
Nevada
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
6240 West 3rd Street Suite 432, Los Angeles, California 90036
(Address of principal executive offices)
310.467.9832
(Issuer's telephone number)
N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X]     No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes [ ]     No  [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  3,660,100 common shares issued and outstanding as of June 20, 2006

Transitional Small Business Disclosure Format (Check one):     Yes [ ]     No [X]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). .  Yes [  ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

GLOBAL ELECTRONIC RECOVERY CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

April 30, 2006
(Unaudited)
ASSETS
Current assets
Cash	$ 2,311
Total current assets	$ 2,311
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$ 730
Shareholder advances	6,024
Total current liabilities	6,754
STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value, 75,000,000 shares authorized, 3,050,000 (January 31, 2006 - 3,000,000) shares issued and outstanding	3,050
Additional paid-in capital	5,499
Deficit accumulated during the development stage	(12,992)
Total Stockholders' Deficit	(4,443)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 2,311

See accompanying notes to financial statements.

Global Electronic Recovery Corp.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Three Months Ended April 30, 2006 and 2005 and
Period from September 27, 2004 (Inception) through April 30, 2006
(unaudited)

	Three Months Ended April 30,	Three Months Ended April 30,	Inception through April 30,
	2006	2005	2006
Expenses:
General and administrative	$ 1,403	$ 2,110	$ 12,992
Net loss	$ (1,403)	$ (2,110)	$ (12,992)
Net loss per share:
Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)
Weighted average shares outstanding:
Basic and diluted	3,025,281	3,000,000

See accompanying notes to financial statements.

GLOBAL ELECTRONIC RECOVERY CORP.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS
Three Months Ended April 30, 2006 and 2005 and
Period from September 27, 2004 (Inception) through April 30, 2006
(unaudited)

	Three Months Ended April 30,	Three Months Ended April 30,	Inception through April 30,
	2006	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$($1,403)	$(2,110)	$ (12,992)
Adjustments to reconcile net deficit to cash used by operating activities:
Imputed interest on shareholder advance	147	-	549
Net change in: Accounts payable	_____(1,645)	-	730
CASH FLOWS USED IN OPERATING ACTIVITIES	__(2,901)	(2,110)	(11,713)

CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder advances, net	-	-	6,024
Sale of common stock	5,000	-	8,000
CASH FLOWS PROVIDED BY FINANCING	5,000	(2,110)	14,024
NET CHANGE IN CASH	2,099	6,984	2,311
Cash, beginning of period	212	-	-
Cash, end of period	$2,311	$ 4,874	$ 2,311

See accompanying notes to financial statements.

GLOBAL ELECTRONIC RECOVERY CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Global Electronic Recovery Corp. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual statement filed with the SEC on Form 10K-SB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2005 as reported in Form 10K-SB, have been omitted.

NOTE 2 - GOING CONCERN

As of April 30, 2006, Global has incurred total losses of $12,992 since its inception, and had a working capital deficit of $4,443. Because of its recurring losses, Global will require additional working capital to develop and its business operations.

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

NOTE 3 - SHAREHOLDER ADVANCES

In October 2004 the sole shareholder of Global loaned the company approximately $4,000 with no specific terms of repayment. The same loan was increased by $2,000 in January, 2006. Interest is imputed at a rate of 10% and treated as an additional contribution from the shareholder.

NOTE 4 - COMMON STOCK

In October 2004, Global issued 3,000,000 shares of stock to its founding shareholder for $3,000 cash. In March 2006, the Company issued 50,000 shares of common stock for $5,000 at $0.10 per share.

NOTE 5-SUBSEQUENT EVENT

In May 2006, Global issued 610,100 common shares at a price per share of $0.10 pursuant to a SB-2 Registration Statement.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in conformity with generally accepted accounting principles in the United States of America for interim financial statements. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report.

As used in this quarterly report, the terms "we", "us", "our company", and "Global" mean Global Electronic Recovery Corp., unless otherwise indicated. All dollar amounts refer to US dollars unless otherwise indicated.

General

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

An increasing number of state and local governments are considering options for managing end-of-life electronic equipment such as televisions and personal computers. Their concern centers around the continued growth of this waste stream, the potential for hazardous constituents in these products to cause disposal problems, and the desire to recover valuable materials from these products.

Services and Products Offered

We intend to provide the following services:

  e-Waste material sorting and dismantling;
  e-Waste pickup;
  Electronic refurbishing;
  Metals and plastics recovery;
  Cathode ray tube (CRT) recycling;
  Materials exchange

  Management of e-Waste for manufacturers;
  e-Waste collection from the public, manufacturing industry, and local governments; and
  Shipping of waste to appropriate waste or refurbishing center.

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

For CRT's that have absolutely no reuse potential, we intend to utilize a system which safely breaks down the glass to a point where the remaining material can be used as a flux in metal smelting refineries. We recognize that lead smelting operations are also harmful to the environment, but there are currently no other options available.

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

California

California has enacted legislation (the Electronic Waste Recycling Act of 2003) to establish a funding system for the collection and recycling of certain electronic wastes. The California Integrated Waste Management Board has adopted new emergency regulations to implement portions of the statute.    The Act, among other things, establishes a recycling fee to be paid by the manufacturers of cathode ray tube (CRT) devices such as computer monitors and televisions. CRT devices, which fall under the umbrella term e-Waste can contain lead, cadmium, mercury and other hazardous materials that pose significant risk to health. For instance, computer monitors and televisions typically contain four to eight pounds of lead. Currently, less than 10% of CRT devices are recycled, despite a statewide ban on putting CRT devices into landfills. Many end up in landfills nonetheless, and then pose a significant risk of toxics leaking into nearby groundwater. The Silicon Valley Toxics Coalition has stated that E-Waste is one of the fastest-growing and most toxic waste streams.

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

1. We have no operating history and have maintained losses since inception which we expect to continue into the future. If the losses continue we may go out of business. We have no assets, no experience in the proposed line of business, certifications, current customers, or negotiations or agreements with any processing centers or refurbishers

We were incorporated in September 27, 2004 and only just recently began reviewing available leasing options to open up our first end of life electronic drop off depot. We have only just completed our business plan to market and offer our end of life electronic recycling depots to individual and businesses and government agencies. We have not realized any revenues to date. We have no operating history upon which an evaluation of our future success or failure can be made. There is a net loss since inception of $(11,589) and also an accumulated deficit of $(11,589). We expect to incur losses for the foreseeable future; therefore, we may not be able to achieve profitable operations and we may not even be able to generate any revenues. We will encounter difficulties as an early stage company in the rapidly evolving and highly marketed recycling end of life electronic industry. Therefore, the revenue and income potential of our business model is unproven.

2. If we are unable to successfully market our electronic drop of depots then our business will fail. We may require additional funds beyond this offering and we may be unable to obtain any funding.

We must successfully market our end of life electronic recycling depots services to our target markets. We require at least $200,000 to commence operations and to offer our recycling services. If we do not raise at least $200,000 we may not be able to adequately market our services and we may cease operations. We may require additional funding beyond this offering and we may not be able to obtain any funding. If we do not raise sufficient funding and we are unable to successfully market our services we will not be able to generate any revenue. Our failure to earn revenues will cause our business to fail.

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

Plan of Operations - Next 12 Months

We have commenced limited operations, and have generated no revenue to date. We are still a development stage corporation.

Over the next twelve months we intend to use funds to commence marketing our service, leasehold improvements and for general and administrative expenditures, as follows:

Estimated Funding Required During the Next Twelve Months
General and Administrative	$30,000
Operations
Marketing/Advertising Leasehold Improvements	$50,000 $125,000
Working Capital	$95,000
Total	$300,000

Financial Condition, Liquidity and Capital Resources

Our principal capital resources have been through issuance of common stock and shareholder loans.

At April 30, 2006, there was a working capital deficit of $(4,443).

At April 30, 2006, our total assets were $2,311, which consisted of cash.

At April 30, 2006, our total current liabilities were $6,754.

For the three months ended April 30, 2006 we incurred expenditures of $1,403 and posted losses of $1,403. For the three months ending April 30, 2005 we incurred expenditures of $2,110 and posted losses of $2,110. From inception to April 30, 2006 we incurred losses of $12,992. The principal components of the losses since inception through April 30, 2006 were administrative expenses.

Operating expenses for the three months ending April 30, 2006 were $1,403. Operating expenses for the three months ending April 30, 2005, which were $2,110. Operating expenses since inception to April 30, 2006 were $12,992.

At April 30, 2006, we had cash on hand of $2,311. We will require additional financing before we generate significant revenues. We intend to raise the capital required to meet any additional needs through sales of our securities in secondary offerings or private placements. We have no agreements in place to do this at this time. We recently completed a financing in which we raised $66,010 pursuant to an SB-2 registration statement, declared effective February 24, 2006, by selling 660,100 shares of common stock at a price of $0.10 per share.

There are no assurances that we will be able to obtain additional funds required for our continued operations. In such event that we do not raise sufficient additional funds by secondary offering or private placement, we will consider alternative financing options, if any, or be forced to scale down or perhaps even cease our operations.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our unaudited financial statements and accompanying notes have been prepared in conformity with generally accepted accounting principles in the United States of America for interim financial statements. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

Item 3.  Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being February 28, 2006. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer. Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to management, including our company's president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.

PART II  -  OTHER INFORMATION

Item 1.  Legal Proceedings.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6.  Exhibits.

Exhibits required by Item 601 of Regulation S-B
Exhibit Number	Description
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2, filed on August 3, 2005).
3.2	By-laws (incorporated by reference from our Registration Statement on Form SB-2, filed on February 4, 2003).
4.1	Specimen Stock Certificate (incorporated by reference from our Registration Statement on Form SB-2, filed on August 3, 2005).
31.1	Section 302 Certification
31.2	Section 302 Certification
32.1	Section 906 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL ELECTRONIC RECOVERY CORP.
/s/ David O' Neill
Date: June 20, 2006	David O'Neill, President, Treasurer and CEO (Principal Executive Officer) and