Form 10QSB
period 2006-07-31
Global Electronic Recovery Corp.
filed 2006-10-23
CIK 1334586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  July 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number  333-127143

GLOBAL ELECTRONIC RECOVERY CORP.
(Exact name of small business issuer as specified in its charter)
Nevada	20-3205837
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
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

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). .  Yes [  ] No [ X]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

GLOBAL ELECTRONIC RECOVERY CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
As of July 31, 2006

(unaudited)
ASSETS
Current assets
Cash	$ 55,237
Total current assets	$ 55,237
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$ 2,420
Shareholder advances	6,024
Total current liabilities	8,444
STOCKHOLDERS' EQUITY:
Common stock, $.001 par value, 75,000,000 shares authorized, 3,660,100 shares issued and outstanding	3,660
Additional paid-in capital	66,051
Deficit accumulated during the development stage	(22,918)
Total stockholders' equity	46,793
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 55,237

See accompanying notes to financial statements.

GLOBAL ELECTRONIC RECOVERY CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Six and Three Months Ended July 31, 2006 and 2005 and
Period from September 27, 2004 (Inception) through July 31, 2006
(unaudited)

	Six Months Ended July 31,	Six Months Ended July 31,	Three Months Ended July 31,	Three Months Ended July 31,	Inception through July 31,
	2006	2005	2006	2005	2006
Expenses:
General and administrative	$11,329	$4,180	$9,926	$2,070	$22,918
Net loss	($11,329)	($4,180)	($9,926)	($2,070)	($22,918)
Net loss per share:
Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Weighted average shares outstanding:
Basic and diluted	3,246,830	3,000,000	3,360,051	3,000,000

See accompanying notes to financial statements.

GLOBAL ELECTRONIC RECOVERY CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Six Months Ended July 31, 2006 and 2005 and
Period from September 27, 2004 (Inception) through July 31, 2006
(unaudited)

	Six Months Ended July 31,	Six Months Ended July 31,	Inception through July 31,
	2006	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (11,329)	$ (4,180)	$ (22,918)
Adjustments to reconcile net loss to cash used in operating activities:
Imputed interest on shareholder advance	299	-	701
Net change in Accounts payable	_ _45	-	2,420
CASH FLOWS USED IN OPERATING ACTIVITIES	__(10,985)	(4,180)	(19,797)
CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder advances	-	-	6,024
Sale of common stock	66,010	-	69,010
CASH FLOWS PROVIDED BY FINANCING	66,010	6,984	75,034
NET CHANGE IN CASH	55,025	2,804	55,237
Cash, beginning of period	212	-	-
Cash, end of period	$55,237	$ 2,804	$ 55,237

See accompanying notes to financial statements.

GLOBAL ELECTRONIC RECOVERY CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Global Electronic Recovery Corp. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual statement filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2006 as reported in Form 10-KSB, have been omitted.

NOTE 2 - GOING CONCERN

As of July 31, 2006, Global has incurred total losses of $22,918 since its inception, and had a working capital of $46,793. Because of its recurring losses, Global will require additional working capital to develop and its business operations.

There are no assurances that Global will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support Global's working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, Global will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to Global. If adequate working capital is not available, Global may not renew its operations.

These conditions raise substantial doubt about Global's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should Global be unable to continue as a going concern.

NOTE 3 - SHAREHOLDER ADVANCES

In October 2004, the sole shareholder of Global loaned the company approximately $4,000 with no specific terms of repayment. The same loan was increased by $2,000 in January 2006. Interest is imputed at a rate of 10% per annum and treated as an additional contribution from the shareholder.

NOTE 4 - COMMON STOCK

In October 2004, Global issued 3,000,000 shares of stock to its founding shareholder for $3,000 cash.

In March 2006, the Company issued 50,000 shares of common stock for $5,000 at $0.10 per share. In May 2006, Global issued 610,100 common shares at $0.10 per share pursuant to a SB-2 Registration Statement. Total cash proceeds for these shares was $66,010.

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

General

Business History

We were incorporated on September 27, 2004 under the laws of the State of Nevada and have only commenced limited operations including a feasibility study and the search for an appropriate facility location. We are also in the process of joining various recycling organizations which will assist in the marketing of our facility. W We are a development stage company, with no revenue, limited experience in the proposed line of business, and limited capital. Our plan of operations is to commence a business specializing in electronic waste collection, electronic waste recycling, and resource recovery.

We intend to operate an electronic waste recycling center in the city of Los Angeles, California. The recycling center will consist of a drop off depot for used electronic goods, a sorting area, and a distribution facility whereby the electronic waste is placed into containers for shipment to processing facilities. It is proposed that the waste will be sorted and shipped to processing centers from the Los Angeles recycling center. The processing centers are operated by third parties not by our company. These centers will buy the electronic waste from us based on a per pound price basis.  We are currently contacting processing centers. We intend to do a scaled back version of our original proposal. Initially, once we secure a facility, we will perform fewer leasehold improvements this initially contemplated due to our cash situation.

Our administrative office is located at 6240 West 3rd Street Suite #208, Los Angeles California, USA 90036, telephone (310) 467-9832 and our registered statutory office is located at 7251 West Lake Mead Blvd. Suite 300, Las Vegas 89128. Our fiscal year end is January 31.

Properties

Our offices are located at 6240 West 3rd Street Suite #208, Los Angeles California, USA 90036 . We conduct all of our executive and administrative functions from this facility. Our office space is an office is located in the residence of one of our directors. We intend to locate our administrative office within the Los Angeles recycling center and discontinue use of our current office in the residence of director David O'Neill. We anticipate locating a suitable facility in the near future. We are currently using a real estate agent to assist us in our search for an appropriate location. Our telephone number is (310) 467-9832.

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

Product Research and Development

We do not anticipate that we will expend any significant funds on research and development over the twelve months ending July 31, 2007.

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

1. We have no operating history and have incurred losses since inception which we expect to continue into the future. If the losses continue we may go out of business. We have no assets, limited experience in the proposed line of business, certifications, current customers, or agreements with any processing centers or refurbishers.

We were incorporated in September 27, 2004 and only just recently began reviewing available leasing options to open up our first end of life electronic drop off depot. We have only just completed our business plan to market and offer our end of life electronic recycling depots to individual and businesses and government agencies. We have not realized any revenues to date. We have no operating history upon which an evaluation of our future success or failure can be made. There is a net loss since inception of $(22,918) and also an accumulated deficit of $(22,918). We expect to incur losses for the foreseeable future; therefore, we may not be able to achieve profitable operations and we may not even be able to generate any revenues. We will encounter difficulties as an early stage company in the rapidly evolving and highly marketed recycling end of life electronic industry. Therefore, the revenue and income potential of our business model is unproven.

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

Over the next twelve months we intend to use funds to commence marketing our service, leasehold improvements and for general and administrative expenditures, as follows:

Estimated Funding Required During the Next Twelve Months
General and Administrative	$30,000
Operations
Marketing/Advertising Leasehold Improvements	$25,000 $75,000
Working Capital	$30,000
Total	$130,000

Financial Condition, Liquidity and Capital Resources

Our principal capital resources have been through issuance of common stock and shareholder loans.

At July 31, 2006, there was a working capital of $46,793.

At July 31, 2006, our total assets were $55,237, which consisted of cash.

At July 31, 2006, our total current liabilities were $8,444.

For the six months ended July 31, 2006 we incurred expenditures of $11,329 and posted losses of $11,329. For the six months ending July 31, 2005 we incurred expenditures of $4,180 and posted losses of $4,180. From inception to July 31, 2006 we incurred losses of $22,918. The principal components of the losses since inception through July 31, 2006 were administrative expenses.

Operating expenses for the six months ending July 31, 2006 were $11,329. Operating expenses for the six months ending July 31, 2005, which were $4,180. Operating expenses since inception to July 31, 2006 were $22,918.

At July 31, 2006, we had cash on hand of $55,237. We will require additional financing before we generate significant revenues. We intend to raise the capital required to meet any additional needs through sales of our securities in secondary offerings or private placements. We have no agreements in place to do this at this time. We recently completed a financing in which we raised $66,010 pursuant to an SB-2 registration statement, declared effective February 24, 2006, by selling 660,100 shares of common stock at a price of $0.10 per share. We will likely proceed with a scaled back version of our business plan.

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

GLOBAL ELECTRONIC RECOVERY CORP.
/s/ David O' Neill
Date: September 15, 2006	David O'Neill, President, Treasurer and CEO (Principal Executive Officer) and