Form 10QSB/A
period 2006-07-31
Global Electronic Recovery Corp.
filed 2006-11-28
CIK 1334586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDED (to confirm Registrant is a Shell Company)
Form 10-QSB

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

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). .  Yes [ X ] No [   ]

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