Form 10QSB
period 2006-10-31
Global Electronic Recovery Corp.
filed 2007-03-02
CIK 1334586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  October 31, 2006

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

______________________________________________________________________________________________________________________________________________

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

GLOBAL ELECTRONIC RECOVERY CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
October 31, 2006
(unaudited)

ASSETS
Current assets
Cash	$53,525
Total current assets	$53,525
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,070
Shareholder advances	6,024
Total current liabilities	8,094
STOCKHOLDERS' EQUITY:
Common stock, $.001 par value, 75,000,000 shares authorized, 3,660,100 shares issued and outstanding	3,660
Additional paid-in capital	66,203
Deficit accumulated during the development stage	(24,432)
Total stockholders' equity	45,431
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$53,525

See accompanying summary of accounting policies and notes to financial statements.

______________________________________________________________________________________________________________________________________________

GLOBAL ELECTRONIC RECOVERY CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Nine and Three Months Ended October 31, 2006 and 2005 and
Period from September 27, 2004 (Inception) through October 31, 2006
(unaudited)

	Nine Months	Nine Months	Three Months	Three Months	Inception
	Ended October 31,	Ended October 31,	Ended October 31,	Ended October 31,	through October 31,
	2006	2005	2006	2005	2006
Expenses:
General and administrative	$12,843	$7,728	$1,514	$3,548	$24,432
Net loss	($12,843)	($7,728)	($1,514)	($3,548)	($24,432)
Net loss per share:
Basic and diluted	($0.00)	($0.00)	($0.00)	($0.00)
Weighted average shares outstanding:
Basic and diluted	3,386,100	3,000,000	3,660,100	3,000,000

See accompanying summary of accounting policies and notes to financial statements.

______________________________________________________________________________________________________________________________________________

GLOBAL ELECTRONIC RECOVERY CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Nine and Three Months Ended October 31, 2006 and 2005 and
Period from September 27, 2004 (Inception) through October 31, 2006
(unaudited)

	Nine Months	Nine Months	Inception through
	Ended October 31,	Ended October 31,	October 31,
	2006	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	($12,843)	($7,728)	($24,432)
Adjustments to reconcile net loss to cash used in operating activities:
Imputed interest on shareholder advance	451	-	853
Net change in accounts payable	(305)	1,150	2,070
CASH FLOWS USED IN OPERATING ACTIVITIES
	(12,697)	(6,578)	(21,509)
CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder advances	-	-	6,024
Sale of common stock	66,010	-	69,010
CASH FLOWS PROVIDED BY FINANCING
	66,010	-	75,034
NET CHANGE IN CASH	53,313	(6,578)	53,525
Cash, beginning of period	212	6,984	-
Cash, end of period	$53,525	$406	$53,525

See accompanying summary of accounting policies and notes to financial statements.

______________________________________________________________________________________________________________________________________________

GLOBAL ELECTRONIC RECOVERY CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Global Electronic Recovery Corp. ("Global") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual statement filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2006 as reported in Form 10-KSB, have been omitted.

NOTE 2 - GOING CONCERN

As of October 31, 2006, Global has incurred total losses of $24,432 since its inception, and has a net working capital of $45,431. Because of its recurring losses, Global will require additional working capital to develop its business operations.

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

______________________________________________________________________________________________________________________________________________

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

______________________________________________________________________________________________________________________________________________

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

______________________________________________________________________________________________________________________________________________

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

______________________________________________________________________________________________________________________________________________

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

______________________________________________________________________________________________________________________________________________

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

The eWaste recycling industry is competitive with respect to price, service, location and there are many well-established competitors. In greater Los Angeles County alone there are over 35 centers that accept some form of eWaste. Certain factors, such as substantial price discounting, increased labor and benefits costs and the availability of experienced management and hourly employees may adversely affect our industry in general and us in particular. We do however anticipate being able to obtain all necessary personnel. We will compete with a large number of regional eWaste recyclers. Many of the potential competitors may have financial resources superior to ours. We expect this competition to increase. Companies such as Electronic Partners Corporation of Los Angeles will be competing against us. We intend to compete with centers that do not charge for pick up and disposal services by offering additional services such as tracking

______________________________________________________________________________________________________________________________________________

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

______________________________________________________________________________________________________________________________________________

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

______________________________________________________________________________________________________________________________________________

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

______________________________________________________________________________________________________________________________________________

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

Product Research and Development

We do not anticipate that we will expend any significant funds on research and development over the twelve months ending October 31, 2007.

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

______________________________________________________________________________________________________________________________________________

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

1. We have no operating history and have incurred losses since inception which we expect to continue into the future. If the losses continue we may go out of business. We have no assets, limited experience in the proposed line of business, certifications, current customers, or agreements with any processing centers or refurbishers

We were incorporated in September 27, 2004 and only just recently began reviewing available leasing options to open up our first end of life electronic drop off depot. We have only just completed our business plan to market and offer our end of life electronic recycling depots to individual and businesses and government agencies. We have not realized any revenues to date. We have no operating history upon which an evaluation of our future success or failure can be made. There is a net loss since inception of $(24,432) and also an accumulated deficit of $(24,432). We expect to incur losses for the foreseeable future; therefore, we may not be able to achieve profitable operations and we may not even be able to generate any revenues. We will encounter difficulties as an early stage company in the rapidly evolving and highly marketed recycling end of life electronic industry. Therefore, the revenue and income potential of our business model is unproven.

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

______________________________________________________________________________________________________________________________________________

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

______________________________________________________________________________________________________________________________________________

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

At October 31, 2006, there was a working capital of $45,431.

At October 31, 2006, our total assets were $53,525, which consisted of cash.

At October 31, 2006, our total current liabilities were $8,094.

For the nine months ended October 31, 2006 we incurred expenditures of $12,483 and posted losses of $12,483. For the nine months ending October 31, 2005 we incurred expenditures of $7,728 and posted losses of $7,728. From inception to October 31, 2006 we incurred losses of $24,432. The principal components of the losses since inception through October 31, 2006 were administrative expenses.

Operating expenses for the nine months ending October 31, 2006 were $12,483. Operating expenses for the nine months ending October 31, 2005, which were $11,329. Operating expenses since inception to October 31, 2006 were $24,432.

At October 31, 2006, we had cash on hand of $53,525. We will require additional financing before we generate significant revenues. We intend to raise the capital required to meet any additional needs through sales of our securities in secondary offerings or private placements. We have no agreements in place to do this at this time. We recently completed a financing in which we raised $66,010 pursuant to an SB-2 registration statement, declared effective February 24, 2006, by selling 660,100 shares of common stock at a price of $0.10 per share. We will likely proceed with a scaled back version of our business plan.

______________________________________________________________________________________________________________________________________________

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

Item 3.  Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being October 31, 2006. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer. Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

______________________________________________________________________________________________________________________________________________

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

GLOBAL ELECTRONIC RECOVERY CORP.
/s/ David O' Neill
Date: December 15, 2006	David O'Neill, President, Treasurer and CEO (Principal Executive Officer) and

______________________________________________________________________________________________________________________________________________