Form 10KSB
period 2007-01-31
Global Electronic Recovery Corp.
filed 2007-06-01
CIK 1334586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUALREPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2007

[ ] TRANSITIONREPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to []

Commission file number 333-127143

Global Electronic Recovery Corp.
(Name of small business issuer in its charter)
Nevada	TBA
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
6240 West 3rd Street Suite 432, Los Angeles, CA	90036
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number (310)467-9832

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

Yes [X] No[ ]

Check if there is no disclosure of delinquent filers in response to Item 405of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $0.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2of the Exchange Act.)

N/A

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

3,660,100 common shares issued and outstanding as of May 15, 2007

Transitional Small Business Disclosure Format (Check one): Yes [ ];No [X]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). . Yes　[ X]　No　[ ]

PART I

Item 1. Description of Business.

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", which may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references "common shares "refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", and "Global" mean Global Electronic Recovery Corp., unless otherwise indicated.

Business History

We were incorporated on September 27, 2004 under the laws of the State of Nevada and have only commenced limited operations including a feasibility study and the search for an appropriate facility location. We are also in the process of joining various recycling organizations which will assist in the marketing of our facility and are still a development stage corporation. We have no current business. We are a development stage company, with no revenue, experience in the proposed line of business, and limited capital. Our plan of operations is to commence a business specializing in electronic waste collection, electronic waste recycling, and resource recovery.

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

Our administrative office is located at 6240 West 3rd Street Suite#208, Los Angeles California, USA 90036, telephone (310) 467-9832 and our registered statutory office is located at 7251 West Lake Mead Blvd. Suite 300,Las Vegas 89128. Our fiscal year end is January 31.

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

The large amounts of toxic materials contained within a monitor's cathode ray tube or CRT present serious problems for those seeking an environmentally conscious alternative to landfill disposal. Lead, mercury, cadmium and phosphorous are a few of the many toxic elements found within a CRT. Lead is the most prevalent toxic material and many CRTs have been shown to leach this lead content into landfills.

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

To get to the glass, monitors must be completely disassembled. The individual components include plastic, printed circuit boards, copper wiring, power and fly-back components and the CRT tube itself. "Fly-back components" refers to the transformer that generates the high voltage in a TV, monitor, or other CRT based piece of equipment. They are also referred to as Line Out Put Transformers.

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

As stated above, we intend to generate revenue both upon receipt of thee-Waste at our proposed recycling center and for the sale of the dismantled waste to third party refurbishing centers. We also intend to offer pick-up service for e-Waste.

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

The principal sources of e-Waste have been manufacturers and commercial users. According to our independent research most companies involved in electronics recycling are relatively small, typically have fewer than 30employees, and have been in business for less than 5 years.

The eWaste recycling industry is competitive with respect to price, service and location, and there are many well-established competitors. In greater Los Angeles County alone there are over 35 centers that accept some form of eWaste. Certain factors, such as substantial price discounting, increased labor and benefit costs and the availability of experienced management and hourly employees may adversely affect our industry in general and us in particular. We do however anticipate being able to obtain all necessary personnel. We will compete with a large number of regional eWaste recyclers. Many of the potential competitors may have financial resources superior to ours. We expect this competition to increase. Companies such as Electronic Partners Corporation of Los Angeles will be competing against us. We intend to compete with centers that do not charge for pick up and disposal services by offering additional services such as tracking.

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

Updated information about us and electronics recycling is available on-line at our website, www.globalelectronicrecovery.com. We may also dispense information to the public through the media, information sessions, seminars ,and conferences.

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

California

California has enacted legislation (the Electronic Waste Recycling Act of2003) to establish a funding system for the collection and recycling of certain electronic wastes. The California Integrated Waste Management Board has adopted new emergency regulations to implement portions of the statute. The Act, among other things, establishes a recycling fee to be paid by the manufacturers of cathode ray tube(CRT) devices such as computer monitors and televisions. CRT devices, which fall under the umbrella term e-Waste can contain lead, cadmium, mercury and other hazardous materials that pose significant risk to health. For instance, computer monitors and televisions typically contain four to eight pounds of lead. Currently, less than 10% of CRT devices are recycled, despite a statewide ban on putting CRT devices into landfills. Many end up in landfills nonetheless, and then pose a significant risk of toxins leaking into nearby groundwater. The Silicon Valley Toxics Coalition has stated that E-Waste is one of the fastest-growing and most toxic waste streams.

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

Product Research and Development

We do not anticipate that we will expend any significant funds on research and development over the twelve months ending January 31, 2008.

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

Purchase or Sale of Equipment

We intend to secure an appropriate location for our recycling facility. We intend to commence development of the site to convert it into a recycling center. This will include the installation of dismantling and sorting tables; upgrading wiring and lighting as required; installation of a conveyor system connected from loading bays to sorting/dismantling tables; wash tubs fore-Waste. We also intend to install a ventilation system for the facility. In addition, we will consider constructing an additional loading bay to the facility. In addition, we will purchase and install a grinding or abrasive turning machine. We anticipate locating an appropriate space and completing necessary upgrades within 30 to 45 days from completion of the offering.

RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other "forward-looking statements". Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other "forward-looking statements" involve various risks and uncertainties as outlined below. We caution readers of this annual report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward-looking statements". In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

1. We have no operating history and have maintained losses since inception that we expect to continue into the future. If the losses continue we may go out of business. We have no assets, no experience in the proposed line of business, certifications, current customers, or negotiations or agreements with any processing centers or refurbishers.

We were incorporated in September 27, 2004 and only just recently began reviewing available leasing options to open up our first end of life electronic drop off depot. We have only just completed our business plan to market and offer our end of life electronic recycling depots to individual and businesses and government agencies. We have not realized any revenues to date. We have no operating history upon which an evaluation of our future success or failure can be made. There is a net loss since inception of $(24,769) and also an accumulated deficit of $(24,769). We expect to incur losses for the foreseeable future; therefore, we may not be able to achieve profitable operations and we may not even be able to generate any revenues. We will encounter difficulties as an early stage company in the rapidly evolving and highly marketed recycling end of life electronic industry. Therefore, the revenue and income potential of our business model is unproven.

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

3. We will need to establish, protect, and promote our trade name to operate profitably. This may require obtaining a trademark. Our trademark may not be upheld if challenged and we may be prevented from using this trademark, which could harm our ability to make a profit.

We use the trade name "Global Electronic Recovery Corp." in connection with our business and plan to use it in connection with our website(www.globalelectronicrecovery.com) Our trade name is not registered with the United States Patent and Trademark Office or any state trademark office. Further, we have not developed a specific trademark to serve as a source identifier for our services. We believe a trademark will be important to our ability to create and sustain demand for our services, our website, and future offerings of advertising space or marketing strategies.

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

4. Our officers and directors will be devoting only a fraction of their professional time to our activities. Our management's lack of devotion of time may make us more vulnerable than others companies to certain specific risks

Our current officers and directors will be devoting only approximately 30%of their professional time to our operations. Our management's lack of devotion of time may make us more vulnerable than others companies to certain specific such as making us more vulnerable to business risks associated with errors in judgment that could have been prevented by management devoting their full time and attention to our company. Also during the offering, our management may be devoting a significant portion of time to the sale of securities. In addition both directors may be required to seek employment elsewhere while our business is in the development stage. We do not anticipate any conflicting fiduciary duties. Both directors are aware of their fiduciary obligation to act in our best interests at all times.

5. If we are required to become certified and are unable to do so, we maybe forced to go out of business.

It is proposed through legislated regulations that disposal of non-reusable e-waste must, in the future, be legally processed through a certified facility(proposed EPA Regulations). When the proposed regulation takes effect it is our goal to become a certified recycling center. However, we are not certified and there is no guarantee we will be in the future. If we are unable to become certified we may be forced to go out of business.

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

Item 4. Submissions of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

As of May 15, 2007 there were 53 holders of record of our common stock. As of such date, 3,660,100 common shares were issued and outstanding. Our common stock is quoted on the Over-the-Counter Bulletin Board under the symbol "GERV".

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

Item 6. Management Discussion and Analysis and Plan of Operation.

Results of Operations.

For the year ending January 31, 2007 we posted losses of $13,180 as compared to losses of $11,549 for the year ended January 31, 2006. Inception through January 31, 2006 losses total $24,769. General and administrative expenses are the principal component of our losses since inception.

Financial Condition, Liquidity and Capital Resources

At January 31, 2007, we had cash of $52,139.

At January 31, 2007 our total assets were $52,139 comprised entirely of cash.

As of January 31, 2007, our total liabilities were $6,894 comprised primarily of shareholder advances from one of our directors, David O'Neill in the amount $6,024. This compares to our total liabilities of $8,399 at January31, 2006.

Cash Requirements

Over the next twelve months we intend to use funds to commence marketing our service, leasehold improvements and for general and administrative expenditures, as follows:

Estimated Funding Required During the Next Twelve Months
General and Administrative	$15,000
Operations
Marketing/Advertising Leasehold Improvements	$25,000 $62,500
Working Capital	$47,500
Total	$150,000

As January 31, 2007, we had working capital of $45,425. We will require financing before can implement our scaled back business plan and generate significant revenues. We intend to raise additional capital required to implement our business plan. In May 2006 we raised $66,010 by selling 660,100shares of common stock at a price of $0.10 per share pursuant to our SB-2offering.

We will attempt to meet any additional needs through sales of our securities in secondary offerings or private placements. We have no agreements in place to do this at this time.

There are no assurances that we will be able to obtain additional funds required for our continued operations. In such event that we do not raise sufficient additional funds by secondary offering or private placement, we will consider alternative financing options, if any, or be forced to scale down or perhaps even cease our operations.

Recently Issued Accounting Standards

The adoption of recently issued pronouncements is not expected to have a material effect on our financial position or results of operations.

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

Report of Independent Registered Public Accounting Firm, LBB &Associates, Ltd., LLP. for the audited financial statements for the year ended January 31, 2007, the period from September 27, 2004 (Inception) through January 31, 2006 and the period from Inception through January 31, 2007 is included herein immediately preceding the audited financial statements.

Global Electronic Recovery Corp. (audited):

  Report of independent registered public accounting firm, dated May 16, 2007.
  Balance Sheet at January 31, 2007.
  Statements of Operations for the year ended January 31, 2007 and 2006, and for the period from September 27, 2004 (inception) to January 31, 2007 and 2006.
  Statement of Stockholders Equity (Deficit) from September 27, 2004 (inception) to January 31, 2007.
  Statements of Cash Flows for the year ended January 31, 2007, and for the period from September 27, 2004 (inception) to January 31, 2007.
  Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Global Electronic Recovery Corp.
Los Angeles, California

We have audited the accompanying balance sheet of Global Electronic Recovery Corp. (the "Company") as of January 31, 2007, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the two-year period ended January 31, 2007 and for the period from September 27,2004 (inception) through January 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Electronic Recovery Corp. as of January31, 2007, and the results of its operations and its cash flows for each of the years in the two-year period ended January 31, 2007 and the period from September 27, 2004 (inception) through January 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2008 raise substantial doubt about its ability to continue as a going concern. The 2007 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LBB & Associates Ltd., LLP
Houston, Texas
May 16, 2007

*****************************************************************************

Global Electronic Recovery Corp.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

January 31,
2007
ASSETS
Current assets
Cash	$ 52,139
Total current assets	$ 52,139
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 870
Shareholder advances	6,024
Total current liabilities	6,894
STOCKHOLDERS' EQUITY:
Common stock, $.001 par value, 75,000,000 shares authorized, 3,660,100 shares issued and outstanding	3,660
Additional paid-in capital	66,354
Deficit accumulated during the development stage	(24,769)
Total Stockholders' Equity	45,245
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 52,139

See accompanying summary of accounting policies and notes to financial statements.

Global Electronic Recovery Corp.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Years Ended January 31, 2007 and 2006
and Period from September 27, 2004 (Inception) through January 31, 2007

	Year Ended January 31,	Year Ended January 31,	Inception through January 31,
	2007	2006	2006
Expenses:
General and administrative	$ 13,180	$ 11,549	$ 24,769
Net loss	$ (13,180)	$ (11,549)	$ (24,769)
Net loss per share:
Basic and diluted	$ (0.00)	$ (0.00)
Weighted average shares outstanding:
Basic and diluted	3,455,163	3,000,000

See accompanying summary of accounting policies and notes to financial statements.

Global Electronic Recovery Corp.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
for the periods from September 27, 2004 (Inception) through January 31, 2007

	Common stock		Additional paid-in capital	Deficit accumulated during the development stage	Total
	Shares	Amount
Issuance of common stock for cash to founders	3,000,000	$3,000	$ -	$ -	$3,000
Net loss	-	-	-	(40)	(40)
Balance, January 31, 2005	3,000,000	3,000	-	(40)	2,960
Imputed interest	-	-	402	-	402
Net loss	-	-	-	(11,549)	(11,549)
Balance, January 31, 2006	3,000,000	3,000	402	$(11,589)	(8,187)
Issuance of common stock for cash	660,100	660	65,350	-	66,010
Imputed interest	-	-	602	-	602
Net loss	-	-	-	(13,180)	(13,180)
Balance, January 31, 2007	3,660,100	$3,660	$66,354	$(24,769)	$45,245

See accompanying summary of accounting policies and notes to financial statements.

Global Electronic Recovery Corp.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Years Ended January 31, 2007 and 2006
and the period from September 27, 2004 (Inception) through January 31, 2007

	Year Ended January 31,	Year Ended January 31,	Inception through January 31,
	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,180)	$(11,549)	$(24,769)
Adjustments to reconcile net deficit to cash used by operating activities:
Imputed interest on shareholder advance	602	402	1,004
Net change in: Accounts payable	(1,505)	2,375	870
CASH FLOWS USED IN OPERATING ACTIVITIES	(14,083)	(8,772)	(22,895)
CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder advances, net	-	2,000	6,024
Sale of common stock	66,010	-	69,010
CASH FLOWS PROVIDED BY FINANCING	66,010	2,000	75,034
NET CHANGE IN CASH	51,927	(6,772)	52,139
Cash, beginning of period	212	6,984	-
Cash, end of period	$ 52,139	$ 212	$ 52,139

See accompanying summary of accounting policies and notes to financial statements.

GLOBAL ELECTRONIC RECOVERY CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2007

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Global Electronic Recovery Corp. (the "Company" or "Global") was incorporated on September 27, 2004 under the laws of Nevada to engage in any lawful business or activity for which corporations may be organized under the laws of the State of Nevada. Global is engaged in the business of electronic waste recycling.

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

Financial Instruments

Global's financial instruments consist of cash, accounts payable and accrued liabilities and shareholder advances. Unless otherwise noted, it is management's opinion that Global is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

The fair value of the amounts due to related parties is not determinable as they have no repayment terms.

Recent Accounting Pronouncements

Global does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Global's results of operations, financial position or cash flow.

NOTE 2 - GOING CONCERN

Global incurred losses of $13,180 in the year 2007 and $24,769 since inception. At January 31, 2007 Global had a working capital of $45,245.

Further losses are anticipated in the development of its business and there can be no assurance that the Company will be able to achieve or maintain profitability.

The continuing operations of the Company and the recoverability of the carrying value of assets is dependent upon the ability of the Company to obtain necessary financing to fund its working capital requirements, and upon future profitable operations. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

There can be no assurance that capital will be available as necessary to meet the Company's working capital requirements or, if the capital is available, that it will be on terms acceptable to the Company. The issuances of additional equity securities by the Company may result in dilution in the equity interests of its current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase the Company's liabilities and future cash commitments. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, the business and future success may be adversely affected.

NOTE 3 - INCOME TAXES

Global follows Statement of Financial Accounting Standards Number 109 (SFAS109) "Accounting for Income Taxes." Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No net provision for refundable Federal income tax has been made in the accompanying statement of operations because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not deemed likely to be realized.

The provision for Federal income tax consists of the following:
	January 31, 2007	January 31, 2006
Federal income tax attributable to:
Current operations	$ 4,500	$ 4,000
Less, change in valuation allowance	(4,500)	(4,000)
Net provision	$ -	$ -

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:
January 31, 2006
Deferred tax asset attributable to:
Net operating loss carryover	$ 4,500
Less, Change in valuation allowance	(4,500)
Net deferred tax asset	$ -

At January 31, 2007, Global had an unused net operating loss carryover approximating$25,000 that is available to offset future taxable income; it expires beginning in 2025.

NOTE 4 - SHAREHOLDER ADVANCES

In October 2004 the sole shareholder of Global advanced the Company approximately $4,000 with no specific terms of repayment. The same advance was increased by $2,000 in January 2006. The Company recorded interest expense at 10% per annum, of $602 and $402 for the years ending January 2006 and 2005, respectively.

NOTE 5 - COMMON STOCK

In October 2004, Global issued 3,000,000 shares of stock to its founding shareholder for $3,000 cash.

In March and May 2006, the Company issued 50,000 and 610,100 shares, respectively of common stock at $0.10per share pursuant to a SB-2 Registration Statement. Total cash proceeds from these issuances were $66,010.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 8A. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being January 31, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and our company's chief financial officer. Based upon that evaluation, our company's president and our company's chief financial officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal control during the most recent quarter.

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

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a)of the Exchange Act.

Directors and Executive Officers, Promoters and Control Persons

Our directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:
Name	Position Held with the Company	Age	Date First Elected or Appointed
David O'Neill	President, Treasurer, Secretary & Director	43	September 27, 2004
Rogelio Villanueva Corral	Director	32	April 6, 2006

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

Rogelio Villanueva Corral, Director

Mr. Villanueva has been a member of our board of directors since April 6,2006. From 2002 to 2006 Mr. Villanueva worked as a production and logistics manager at the Acuatila Fish Farm in Mazatlan, Sinaloa Mexico. Mr. Villanueva has a Bachelor of Business Administration from the Technological Institute of Monterrey in Monterrey, Nuevo Leon Mexico. Mr. Villanueva currently resides in Mexico.

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

Audit Committee Financial Expert

Our Board of Directors has determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14Aunder the Securities Exchange Act of 1934, as amended.

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

Our Code of Business Conduct and Ethics is filed herewith with the Securities and Exchange Commission as Exhibit 14.1 to this annual report. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Global Electronic Recovery Corp., Suite 432, 6240 West3rd Street, Los Angeles California 90036.

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

Item 10. Executive Compensation.

Neither of our executive officers received any cash or other compensation during the fiscal years ended January 31, 2007 and 2006.

There were no grants of stock options or stock appreciation rights made during the fiscal years ended January 31, 2007 and 2006 to our executive officers and directors. There were no stock options outstanding as at January31, 2007. To date, we have not granted stock options or stock appreciation rights to any of our employees, consultants, directors or executive officers.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership

The following table sets forth, as of May 15, 2007, certain information with respect to the beneficial ownership of our common shares by each shareholder known to us to be the beneficial owner of 5% of our common shares, and by each of our officers and directors. Each person has sole voting and investment power with respect to the common shares, except as otherwise indicated. Beneficial ownership consists of a direct interest in the common shares, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
David O'Neill	3,000,000 common shares	82%

Directors and Officers (as a group)	3,000,000 common shares	82%

(1) Based on 3,660,100 shares outstanding as of May 15, 2007.

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

Exhibits required by Item 601 of Regulation S-B

(3) Articles of Incorporation and By-laws

3.1 Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2, filed on August 3, 2005).

3.2 Bylaws (incorporated by reference from our Registration Statement on Form SB-2, filed on August 3, 2005).

(31) Section302 Certification

31.1 Certification of David O'Neill.

(32) Section906 Certification

32.1 Certification of David O'Neill.

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by LBB & Associates, Ltd., LLP for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended January 31, 2007 were $8,550.

Audit Related Fees

For the fiscal year ended January 31, 2007, the aggregate fees billed for assurance and related services by LBB & Associates, Ltd., LLP relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was $0.

Tax Fees

For the fiscal year ended January 31, 2007, the aggregate fees billed by LBB & Associates, Ltd., LLP for other non-audit professional services, other than those services listed above, totaled $0.

We do not use LBB & Associates Ltd., LLP for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage LBB & Associates, Ltd., LLP to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before LBB & Associates Ltd., LLP is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

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

The audit committee has considered the nature and amount of fees billed by LBB & Associates Ltd., LLP and believes that the provision of services for activities unrelated to the audit is compatible with maintaining LBB &Associates, Ltd., LLP's independence.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL ELECTRONIC RECOVERY CORP.

By: /s/David O'Neill
David O'Neill, President, Treasurer, Secretary and Director
Date: May 15, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/David O'Neill
David O'Neill, President, Treasurer, Secretary and Director (Principal Executive Officer)
Date: May 15, 2007