Form 10QSB
period 2007-04-30
Global Electronic Recovery Corp.
filed 2007-06-18
CIK 1334586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] / No[ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] / No[ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,660,100 common shares issued and outstanding as of June 20, 2006

Transitional Small Business Disclosure Format (Check one): Yes [ ] / No[X]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] / No[ ]

________________________________________________________________________________________________

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GLOBAL ELECTRONIC RECOVERY CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

(unaudited)

April 30,
2007
ASSETS
Current assets
Cash	$ 37,362
Total current assets	37,362
Total assets	$ 37,362
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 2,620
Accounts payable - related party	4,417
Total current liabilities	7,037
Total liabilities	7,037
STOCKHOLDERS' EQUITY:
Common stock, $.001 par value, 75,000,000 shares authorized, 3,660,100 shares issued and outstanding	3,660
Additional paid-in capital	66,354
Deficit accumulated during the development stage	(39,689)
Total stockholders' equity	30,325
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 37,362

See accompanying summary of accounting policies and notes to financial statements.

________________________________________________________________________________________________

GLOBAL ELECTRONIC RECOVERY CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Three Months Ended April 30, 2007 and 2006
and Period from September 27, 2004 (Inception) through April 30, 2007

(unaudited)

	Three Months Ended April 30,	Three Months Ended April 30,	Inception through April 30,
	2007	2006	2007
Expenses:
General and administrative	$ 14,920	$ 1,403	$ 39,689
Net loss	$ (14,920)	$ (1,403)	$ (39,689)
Net loss per share:
Basic and diluted	$ (0.00)	$ (0.00)
Weighted average shares outstanding:
Basic and diluted	3,660,100	3,025,281

See accompanying summary of accounting policies and notes to financial statements.

________________________________________________________________________________________________

GLOBAL ELECTRONIC RECOVERY CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Three Months Ended April 30, 2007 and 2006
and the Period from September 27, 2004 (Inception) through April 30, 2007
(unaudited)

	Three Months Ended April 30,	Three Months Ended April 30,	Inception through April 30,
	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,920)	$(1,403)	$(39,689)
Adjustments to reconcile net deficit to cash used by operating activities:
Imputed interest on shareholder advance	-	147	1,004
Net change in:
Accounts payable	1,750	(1,645)	2,620
Accounts payable - related party	4,417	-	4,417
CASH FLOWS USED IN OPERATING ACTIVITIES	(8,753)	(2,901)	(31,648)
CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder advances, net	(6,024)	-	-
Sale of common stock	-	5,000	69,010
CASH FLOWS PROVIDED BY (USED IN) FINANCING	(6,024)	5,000	69,010
NET CHANGE IN CASH	(14,777)	2,099	37,362
Cash, beginning of period	52,139	212	-
Cash, end of period	$ 37,362	$ 2,311	$ 37,362

See accompanying summary of accounting policies and notes to financial statements.

________________________________________________________________________________________________

GLOBAL ELECTRONIC RECOVERY CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2007
(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Global Electronic Recovery Corp. ("Global" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's registration statement filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year January 31, 2007 as reported in Form 10-KSB, have been omitted.

NOTE 2 - SHAREHOLDER ADVANCES

In October 2004 a director and shareholder of Global advanced the Company approximately $4,000 with no specific terms of repayment. The same advance was increased by $2,000 in January 2006. In the three months ended April 30, 2007 the entire advance of $6,024 was repaid to the shareholder.

NOTE 3 - RELATED PARTY TRANSACTIONS

In the three months ended April 30, 2007, Global recorded management fees of $6,000 and office expenses of $5,200 relating to cost billed by a director of the Company for the management and miscellaneous office services he has provided to Company. As of April 30, 2007 Global owed the director $4,417.

________________________________________________________________________________________________

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

________________________________________________________________________________________________

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

________________________________________________________________________________________________

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

________________________________________________________________________________________________

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

________________________________________________________________________________________________

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

________________________________________________________________________________________________

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

________________________________________________________________________________________________

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

________________________________________________________________________________________________

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

Product Research and Development

We do not anticipate that we will expend any significant funds on research and development over the twelve months ending April 30, 2008.

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

________________________________________________________________________________________________

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

1. We have no operating history and have incurred losses since inception which we expect to continue into the future. If the losses continue we may go out of business. We have no assets, limited experience in the proposed line of business, certifications, current customers, or agreements with any processing centers or refurbishers

We were incorporated in September 27, 2004 and only just recently began reviewing available leasing options to open up our first end of life electronic drop off depot. We have only just completed our business plan to market and offer our end of life electronic recycling depots to individual and businesses and government agencies. We have not realized any revenues to date. We have no operating history upon which an evaluation of our future success or failure can be made. There is a net loss since inception of $39,689 and also an accumulated deficit of $39,689. We expect to incur losses for the foreseeable future; therefore, we may not be able to achieve profitable operations and we may not even be able to generate any revenues. We will encounter difficulties as an early stage company in the rapidly evolving and highly marketed recycling end of life electronic industry. Therefore, the revenue and income potential of our business model is unproven.

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

________________________________________________________________________________________________

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

________________________________________________________________________________________________

Plan of Operations - Next 12 Months

We have commenced limited operations, and have generated no revenue to date. We are still a development stage corporation.

Over the next twelve months we intend to use funds to commence marketing our service, leasehold improvements and for general and administrative expenditures, as follows:

Estimated Funding Required During the Next Twelve Months
General and Administrative	$ 30,000
Operations
Marketing/Advertising Leasehold Improvements	25,000 75,000
Working Capital	30,000
Total	$160,000

Financial Condition, Liquidity and Capital Resources

Our principal capital resources have been through issuance of common stock and shareholder loans.

At April 30, 2007, there was a working capital of $30,325.

At April 30, 2007, our total assets were $37,362, which consisted of cash.

At April 30, 2007, our total current liabilities were $7,037.

For the three months ended April 30, 2007 we incurred expenditures of $14,920 and posted losses of $14,920. For the three months ending April 30, 2006 we incurred expenditures of $1,403 and posted losses of $1,403. From inception through April 30, 2007 we incurred losses of $39,689. The principal components of the losses since inception through April 30, 2007 were administrative expenses.

At April 30, 2007, we had cash on hand of $37,362. We will require additional financing before we generate significant revenues. We intend to raise the capital required to meet any additional needs through sales of our securities in secondary offerings or private placements. We have no agreements in place to do this at this time. Last year we completed a financing in which we raised $66,010 pursuant to an SB-2 registration statement, declared effective February 24, 2006, by selling 660,100 shares of common stock at a price of $0.10 per share. We will likely proceed with a scaled back version of our business plan or may seek an alternative viable business.

________________________________________________________________________________________________

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

Item 3. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being April 30, 2007. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer. Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

________________________________________________________________________________________________

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

GLOBAL ELECTRONIC RECOVERY CORP.
/s/ David O'Neill
Date: June 15, 2007	David O'Neill, President, Treasurer and CEO (Principal Executive Officer) and