Form 10QSB
period 2007-10-31
Global Electronic Recovery Corp.
filed 2007-12-21
CIK 1334586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number: 333-127143

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

_________________________________________________

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 86,831,589 common shares issued and outstanding as of December 15, 2007.

Transitional Small Business Disclosure Format (Check one): Yes [ ] / No [X]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] / No[ ]

_________________________________________________

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GLOBAL ELECTRONIC RECOVERY CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
October 31,2007

October 31,
2007
ASSETS
Current assets:
Cash	$ 125,201
Total current assets	125,201
Total assets	$ 125,201
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 1,000
Total current liabilities	1,000
Total liabilities	1,000
STOCKHOLDERS' EQUITY:
Common stock, $.001 par value, 1,704, 287, 175 shares authorized,86,831,589 shares issued and outstanding	86,831
Additional paid-in capital	108,183
Deficit accumulated during the development stage	(70,813)
Total stockholders' equity	124,201
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 125,201

See accompanying summary of accounting policies and notes to financial statements.

_________________________________________________

GLOBAL ELECTRONIC RECOVERY CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Three and Nine Months Ended October 31, 2007 and 2006
and Period from September 27, 2004 (Inception) through October 31, 2007
(unaudited)

	Three Months Ended October 31,	Three Months Ended October 31,	Nine Months Ended October 31,	Nine Months Ended October 31,	Inception through October 31,
	2007	2006	2007	2006	2007
Expenses:
General and administrative	$ 24,509	$ 1,514	$ 46,044	$ 12,843	$ 70,813
Net loss	$ (24,509)	$ (1,514)	$ (46,044)	$ (12,843)	$ (70,813)
Net loss per share:
Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Weighted average shares outstanding:
Basic and diluted	86,831,589	86,831,589	86,831,589	76,945,157

See accompanying summary of accounting policies and notes to financial statements.

_________________________________________________

GLOBAL ELECTRONIC RECOVERY CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Nine Months Ended October 31, 2007 and 2006
and the Period from September 27, 2004 (Inception) through October 31, 2007
(unaudited)

	Nine Months Ended October 31,	Nine Months Ended October 31,	Inception through October 31,
	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(46,044)	$(12,843)	$(70,813)
Adjustments to reconcile net deficit to cash used by operating activities:
Imputed interest on shareholder advance	-	451	1,004
Net change in:
Accounts payable	130	(305)	1,000
CASH FLOWS USED IN OPERATING ACTIVITIES	(45,914)	(12,697)	(68,809)
CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder advances, net	(6,024)	-	-
Proceeds from sale of common stock	125,000	66,010	194,010
CASH FLOWS PROVIDED BY FINANCING	118,976	66,010	194,010
NET CHANGE IN CASH	73,062	53,313	125,201
Cash, beginning of period	52,139	212	-
Cash, end of period	$ 125,201	$ 53,525	$ 125,201

See accompanying summary of accounting policies and notes to financial statements.

_________________________________________________

GLOBAL ELECTRONIC RECOVERY CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
October 31, 2007
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

NOTE 2 - SHAREHOLDER ADVANCES

In October 2004, a director and shareholder of Global advanced the Company approximately $4,000 with no specific terms of repayment. The same advance was increased by $2,000 in January 2006. In the nine months ended October 31, 2007 the entire advance of $6,024 was repaid to the shareholder.

NOTE 3 - RELATED PARTY TRANSACTIONS

In the nine months ended October 31, 2007, Global recorded management fees of $6,000 and office expenses of $5,200 relating to cost billed by a director of the Company for the management and miscellaneous office services he has provided to Company.

NOTE 4 - COMMITMENTS

In August 2007, the Company signed an agreement with a consulting firm for developing a business plan and marketing strategies and related services. Total fees for the services are CAD50,000 payable in two installments of CAD25,000, with the first installment payable upon signing the agreement (paid on September 18, 2007), and the second and final installment payable upon completion and presentation of the business plan. As of October 31, 2007 the business plan is not finalized.

_________________________________________________

NOTE 5- COMMON SHARES

On October 23, 2007, Global completed a 23 for one (1) forward stock split of the Company's authorized, issued and outstanding shares of common stock. As a result, the Company's authorized capital increased from 75,000,000 to 1,704, 287,175 shares of common stock with a par value of $0.001 each, and issued and outstanding share capital increased from 3,660,100 shares of common stock to 86,831,589 shares of common stock.

All references in these financial statements to number of common shares, price per share and weighted average number of common shares outstanding prior to the 23:1 forward split have been adjusted to reflect these stock splits on a retroactive basis, unless otherwise noted.

In October 2007, we sold 125,000 common shares of our common stock for gross proceeds of $125,000 to a director of our company. These shares have not yet been issued.

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

_________________________________________________

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

_________________________________________________

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

Recent Corporate Developments

To date, our company has not been as successful as hoped in implementing our business plan. As management of our company investigated opportunities and challenges in the business of eWaste recycling, management has realized that the business may not present the best opportunity for our company to realize value for our shareholders. Therefore, in addition to pursuing our current business plan, management is also pursuing other business opportunities in other industries . We have not yet identified a suitable business nor do we have any definite agreements in place.

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

_________________________________________________

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

_________________________________________________

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

_________________________________________________

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

_________________________________________________

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

_________________________________________________

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

Page14
_________________________________________________

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

_________________________________________________

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

_________________________________________________

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

Product Research and Development

We do not anticipate that we will expend any significant funds on research and development over the twelve months ending October 31, 2008.

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

_________________________________________________

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

_________________________________________________

1. We have no operating history and have incurred losses since inception which we expect to continue into the future. If the losses continue we may go out of business. We have no assets, limited experience in the proposed line of business, certifications, current customers, or agreements with any processing centers or refurbishers

We were incorporated in September 27, 2004, and only just recently began reviewing available leasing options to open up our first end of life electronic drop off depot. We have only just completed our business plan to market and offer our end of life electronic recycling depots to individual and businesses and government agencies. We have not realized any revenues to date. We have no operating history upon which an evaluation of our future success or failure can be made. There is a net loss since inception of $70,813 and also an accumulated deficit of $70,813. We expect to incur losses for the foreseeable future; therefore, we may not be able to achieve profitable operations and we may not even be able to generate any revenues. We will encounter difficulties as an early stage company in the rapidly evolving and highly marketed recycling end of life electronic industry. Therefore, the revenue and income potential of our business model is unproven.

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

_________________________________________________

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

_________________________________________________

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

In addition, management will review other business opportunities in other industries if we are of the view that our current business plan is not feasible. We have no definitive agreements in place.

Financial Condition, Liquidity and Capital Resources

Our principal capital resources have been through issuance of common stock and shareholder loans.

At October 31, 2007, there was a working capital of $124,201.

At October 31, 2007, our total assets were $125,201, which consisted of cash.

At October 31, 2007, our total current liabilities were $1,000.

_________________________________________________

For the three months ended October 31, 2007 we incurred expenditures of $24,509 and posted losses of $24,509. For the three months ending October 31, 2006 we incurred expenditures of $1,514 and posted losses of $1,514. From inception to October 31, 2007 we incurred losses of $70,813. The principal components of the losses since inception through October 31, 2007 were administrative expenses.

Operating expenses for the nine months ending October 31, 2007 were $46,044. Operating expenses for the nine months ending October 31, 2006, which were $12,843. Operating expenses since inception to October 31, 2007 were $70,813.

At October 31, 2007, we had cash on hand of $125,201. We will require additional financing before we generate significant revenues. We intend to raise the capital required to meet any additional needs through sales of our securities in secondary offerings or private placements. We have no agreements in place to do this at this time. Last year we completed a financing in which we raised $66,010 pursuant to an SB-2 registration statement, declared effective February 24, 2006, by selling 660,100 (pre-split) shares of common stock at a price of $0.10 per share. In October 2007 we raised $125,000 from the sale of 125,000 shares our common stock. We have not yet issued these shares. We will likely proceed with a scaled back version of our business plan or may seek an alternative viable business.

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

Item 3. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being October 31, 2007. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer. Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

_________________________________________________

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

None

Item 5. Other Information

None

_________________________________________________

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

GLOBAL ELECTRONIC RECOVERY CORP.
/s/ David O' Neill
Date: December 15, 2007	David O'Neill, President, Treasurer and CEO (Principal Executive Officer) and

_________________________________________________`