Form 10KSB
period 2008-01-31
MARLEY COFFEE INC.
filed 2008-05-15
CIK 1334586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUALREPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2008

[   ] TRANSITIONREPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [   ] to [   ]

Commission file number 000-52161

MARLEY COFFEE INC.
(Name of small business issuer in its charter)

Nevada	TBA
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

357 South Fairfax Avenue, Suite 321
Los Angeles, CA	90036
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number (310) 467-9832

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Nil	Nil

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

32,570,198 common shares issued and outstanding as of May 15, 2008

Transitional Small Business Disclosure Format (Check one): Yes [   ]   No [X]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [X]   No [   ]

PART I

Item 1.               Description of Business.

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as” may", "should", "expects", "plans”,” anticipates", "believes", "estimates”,” predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors”, that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references "common shares” refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us”,” our", and "Marley" mean Marley Coffee Inc. (formerly known as “Global Electronic Recovery Corp.”), unless otherwise indicated.

Business History

Marley was incorporated on September 27, 2004 under its former name “Global Electronic Recovery Corp.” Our resident agent is Empire Stock Transfer of Nevada located at 2470 Saint Rose Parkway, Suite 304 Henderson, Nevada. Prior to the February 25, 2008, we were engaged in the recycling of electronic waste in the city of Los Angeles, California. We commenced limited operations including a feasibility study and the search for an appropriate facility location. We also joined various recycling organizations to assist in the marketing of our recycling facility. As our management conducted due diligence on the electronic waste recycling industry, management realized that this industry did not present the best opportunity for our company to realize value for our shareholders. In an effort to substantiate shareholder value, Marley Coffee then sought to identify, evaluate and investigate various companies and compatible or alternative business opportunities with the intent that, should the opportunity arise, a new business be pursued.

On February 5, 2008 we incorporated a subsidiary named Marley Coffee Inc. On February 25, 2008 we changed our name from” Global Electronic Recovery Corp." to "Marley Coffee Inc." when we merged our subsidiary, Marley Coffee Inc., into our company. Our common stock will be quoted on the NASD Over-the-Counter Bulletin Board under the new symbol "MYCF" effective at the opening of the market on March 7, 2008.

Properties

Effective February 15, 2008 Marley Coffee entered into a lease agreement for 52 acres of coffee farmland in the Jamaican Blue Mountains. The term is eight years and has an annual lease payment of $1,000.

The farm is located at Chepstowe, Skibo in Portland, Jamaica. The farm is spread out over 52 acres of land. Currently only 12 acres have been identified for coffee production but this will be increased but to a maximum of 30 acres to preserve ecological diversity. Due to the altitude and geographic location of the land on which the farm is located, the coffee produced can be classified as “Blue Mountain Coffee.”

Current Business Operations

Marley Coffee

In February 2008, we decided to pursue the business of premium roasted coffee to take advantage of the consumer awareness and significant trend toward packaged ground premium and super premium coffees with new Marley Coffee branded entries to the category. We also intend to develop a share of the category and create a leadership position by capitalizing on the success of the Marley name and franchise while using Jamaican Blue Mountain as the flagship item. In addition, we intend to use this opportunity to take advantage of this strong increase in consumer demand by stepping forward and combining name, music and quality coffees to generate interest.

We also intend to produce our own premium organic coffee on the farmland we lease in the Blue Mountain region of Jamaica. Our goal is to manage the Marley Coffee Farm in manner that ensures economic viability, optimal yields and unrivaled product quality while maintaining the environmental integrity of the ecosystem incompliance with international organic standards.

To achieve our objectives, we will do the following:

1.	Develop and implement a sustainable fertility management program compliant with international organic standards.

2.	Develop and implement a sustainable pest management program compliant with international organic standards.

3.	Continually review and adjust the installed system for the management of our human and financial resources

4.	Continue the resuscitation of existing coffee trees and restoration of location-specific optimal planting density

5.	Conduct research into sustainable organic agronomic practices and novel marketable coffee blends

6.

Identify and outsource suitable local pulping and roasting facilities with the intent to construct and install washing, pulping and roasting mechanism that is compliant to international organic standards on site.

7.	Identify and facilitate the sale of secondary cash crops on the local market

Our administrative office is located at 357 South Fairfax Avenue Suite #321, Los Angeles California, USA 90036, telephone (310) 467-9832 and our registered statutory office is located at 2470 Saint Rose Parkway, Suite 304 Henderson, Nevada 89074. Our fiscal year end is January 31.

Product Research and Development

We do not anticipate that we will expend any significant funds on research and development over the twelve months ending January 31, 2009.

Employees

Currently, we have 14 employees other than our officers. We are not a party to any collective bargaining agreements. We have not entered into any employment agreements with any of our executives. We anticipate that we will enter into employment agreements without officers when, and if, our revenue production justifies such agreements. We do not currently anticipate that we will hire any employees in the next three months, unless we successfully raise funds necessary to implement our business plan. From time-to-time, we anticipate that we will also use the services of independent contractors and consultants to support our business development. We believe our future success depends in large part upon the continued service of our senior management personnel and our ability to attract and retain highly qualified technical and managerial personnel.

Purchase or Sale of Equipment

We intend to purchase equipment for the farm we lease in Jamaica. We anticipate such expenditures to be approximately $2,300.

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

Such estimates, projections or other "forward-looking statements” involve various risks and uncertainties as outlined below. We caution readers of this quarterly report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward-looking statements". In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

We have no operating history and have maintained losses since inception that we expect to continue into the future. If the losses continue we may go out of business. We have no assets, no experience in the proposed line of business, certifications, current customers, or negotiations or agreements with any processing centers or refurbishes

We were incorporated in September 27, 2004 and only just recently began commencing a new business plan. We have only just completed our business plan to grow and roast our own and third party organic coffee. We have not realized any revenues to date. We have no operating history upon which an evaluation of our future success or failure can be made. There is a net loss since inception of $(93,418) and also an accumulated deficit of $(93,418). We expect to incur losses for the foreseeable future; therefore, we may not be able to achieve profitable operations and we may not even be able to generate any revenues. We will encounter difficulties as an early stage company in the rapidly evolving and highly marketed recycling end of life electronic industry. Therefore, the revenue and income potential of our business model is unproven.

We face substantial competition from established and new companies in our industry. If we are unable to compete with these companies our proposed business will fail.

We face intense competition from established coffee growers and roasters. We may not be able to compete effectively with these companies now or in the future. Many of our potential competitors have significantly greater financial, marketing, technical and other competitive resources, as well as greater name recognition, than we have. As a result, our competitors may be able to adapt more quickly to changes in consumer requirements or may be able to devote greater resources to the promotion and sale of their services. We may not be able to compete successfully with our potential and existing competitors. In addition, competition could increase if new companies enter the market or if existing competitors expand their services. An increase in competition could result in price reductions and loss of market share and could have a material adverse effect on our business, financial condition or results of operations. To be competitive we will need to continue to invest in sales and marketing. We may not have sufficient resources to make such investments necessary to remain competitive. In addition, current and potential competitors have established or may in the future establish collaborative relationships among themselves or with third parties, including third parties with whom we have relationships, to increase the visibility and utility of their services. Accordingly, new competitors or alliances may emerge and rapidly acquire significant market share. If we are unable to compete with companies in end of life electronic services industry, our proposed business will fail and you will lose your entire investment.

We depend on our key personnel to manage our business effectively in a rapidly changing market. If we are unable to retain our key employees, our business, financial condition and results of operations could be harmed.

Our future success depends to a significant degree on the skills, efforts and continued services of our executive officers and other key sales, marketing and support personnel who have critical industry experience and relationships. If we were to lose the services of one or more of our key executive officers and senior management members, we may not be able to grow our business as we expect, and our ability to compete could be harmed, adversely affecting our business and prospects.

Changes in the government regulation of our coffee farm could harm our business

Our coffee products are subject to foreign government regulation by the Jamaican Coffee Board and international regulatory bodies. These regulatory bodies could enact regulations which affect our products or the service providers which distribute our products, such as limiting the scope of the service providers' market, capping fees for services provided by them or imposing coffee quality control standards which impact our products.

If we are unable to obtain organic certification, our business may be impaired.

It is proposed that we obtain organic certification for our leased farmland in Jamaica from the certifying agency Certification of Environmental Standards (CERES). If we are unable to obtain certification we may be forced to grown on-organic coffee on our property. This may impair our business plan and force us buy from third party sources.

We need to continue as a going concern if our business is to succeed, if we do not we will go out of business.

Our independent accountant's report to our audited financial statements for the period ended January 31, 2008 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report are our accumulated deficit since inception, our failure to attain profitable operations and our dependence upon adequate financing to pay our liabilities. If we are not able to continue as a going concern, it is likely investors will lose their investments.

If we do not obtain additional financing, our business will fail.

Our current operating funds are less than necessary to complete all intended exploration of the property, and therefore we will need to obtain additional financing in order to complete our business plan. As of January 31, 2008 we had cash in the amount of $89,802. We currently have minimal operations and we have no income.

Our business plan calls for significant expenses in connection with the development of our coffee property. We will require additional financing to sustain our business operations if we are not successful in earning revenues once coffee production is complete. We do not currently have any arrangements for financing and we can provide no assurance to investors that we will be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including the market prices for copper, silver and gold, investor acceptance of our property and general market conditions. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders.

Because we have commenced limited business operations, we face a high risk of business failure.

We have only just recently commenced operations Accordingly, we have no way to evaluate the likelihood that our business will be successful. We were incorporated on September 27, 2004 and have been involved primarily in organizational activities and the acquisition of our mineral property. We have not earned any revenues as of the date of this prospectus.

Prior to completion of our coffee production stage, we anticipate that we will incur increased operating expenses without realizing any significant revenues. We therefore expect to incur significant losses into the foreseeable future. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

We lack an operating history and we expect to have losses in the future.

We have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our ability to achieve and maintain profitability and positive cash flow is dependent upon the following:

  Our ability to operate a profitable coffee farm;
  Our ability to generate revenues; and
  Our ability to reduce farming and marketing costs.

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the development of our coffee property. We cannot guarantee that we will be successful in generating revenues in the future. Failure to generate revenues will cause us to go out of business.

Trading of our stock may be restricted by the SEC's Penny Stock Regulations which may limit a stockholder's ability to buy and sell our stock.

The U.S. Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of, our common stock.

We do not expect to declare or pay any dividends.

We have not declared or paid any dividends on our common stock since our inception, and we do not anticipate paying any such dividends for the foreseeable future.

Anti-Takeover Provisions

We do not currently have a shareholder rights plan or any anti-takeover provisions in our By-laws. Without any anti-takeover provisions, there is no deterrent for a take-over of our company, which may result in a change in our management and directors.

Our By-laws contain provisions indemnifying our officer and directors against all costs, charges and expenses incurred by them.

Our By-laws contain provisions with respect to the indemnification of our officer and directors against all costs, charges and expenses, including an amount paid to settle an action or satisfy a judgement, actually and reasonably incurred by him, including an amount paid to settle an action or satisfy a judgement in a civil, criminal or administrative action or proceeding to which he is made a party by reason of his being or having been one of our directors or officer.

Item 2.               Description of Property.

Our administrative office is located at 357 South Fairfax Avenue Suite 321,Los Angeles, CA 90036 and our telephone number is (310) 467-9832. Effective February 15, 2008 Marley Coffee entered into a lease agreement for 52 acres of coffee farmland in the Jamaican Blue Mountains. The term is eight years and has an annual lease payment of $1,000.

The farm is located at Chepstowe,Skibo in Portland, Jamaica. The farm is spread out over 52 acres of land. Currently only 12 acres have been identified for coffee production but this will be increased but to a maximum of 30 acres to preserve ecological diversity. Due to the altitude and geographic location of the land on which the farm is located, the coffee produced can be classified as “Blue Mountain Coffee.” At the moment, there are other marketable crops being produced on the farm. These included sheen, cocoa, coconuts, bananas, plantain, oranges etc. which may be sold on the local market.

We have a website address at www.marleycoffee.com.

Item 3.               Legal Proceedings.

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation other than the following:

M&A Ventures Ltd. V. Marley Coffee Inc., et al Provincial Court Registry File No. 0819736

Small claims court matter in the amount of $24,000CDN. Plaintiff is suing for outstanding payment for preparation of business plan. Marley has countersued for $25,000.

There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder are an adverse party or has a material interest adverse to us.

Item 4.               Submissions of Matters to a Vote of Security Holders.

None.

PART II

Item 5.               Market for Common Equity and Related Stockholder Matters.

As of May 15, 2008 there were 33 holders of record of our common stock. As of such date, 32,570,198 common shares were issued and outstanding. Our common stock is quoted on the Over-the-Counter Bulletin Board under the symbol "MYCF.

Our common shares are issued in registered form. Empire Stock Transfer, Henderson, Nevada 89128-8380 (Telephone: 702-988-1242; Facsimile: 702-988-1244) is the registrar and transfer agent for our common shares.

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

Item 6.               Management Discussion and Analysis and Plan of Operation.

Results of Operations.

For the year ending January 31, 2008 we posted losses of $68,649 as compared to losses of $13,180 for the year ended January 31, 2007. Inception through January 31, 2008 losses total $93,418. General and administrative expenses are the principal component of our losses since inception.

Financial Condition, Liquidity and Capital Resources

At January 31, 2008, we had cash of $89,802.

At January 31, 2008 our total assets were $140,071 comprised of cash, prepaid expenses and property plant and equipment.

As of January 31, 2008, our total liabilities were $38,475 comprised primarily of administrative expenses. This compares to our total liabilities of $6,894 at January 31, 2007.

Cash Requirements

Over the next twelve months we intend to use funds to commence marketing our service, leasehold improvements and for general and administrative expenditures, as follows:

Estimated Funding Required During the Next Twelve Months

General and Administrative	$55,000

Operations

Marketing/Advertising	25,000

Farm Improvements	70,000

Working Capital	50,500

Total	$200,500

As January 31, 2008, we had working capital of $87,534. We will require financing before can implement our business plan and generate significant revenues. We intend to raise additional capital required to implement our business plan.

We will attempt to meet any additional needs through sales of our securities in secondary offerings or private placements. We have no agreements in place to do this at this time.

There are no assurances that we will be able to obtain additional funds required for our continued operations. In such event that we do not raise sufficient additional funds by secondary offering or private placement, we will consider alternative financing options, if any, or be forced to scale down or perhaps seven cease our operations.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Agricultural Costs

Recurring agricultural costs include costs relating to irrigation, fertilizing, seedling, utility, farming wages and other ongoing crop and land maintenance activities. Recurring agricultural costs are capitalized as inventory and expensed when the crops are harvested and sold. Non-recurring agricultural costs, primarily comprising of soil and farm improvements and other long-term crop growing costs that benefit multiple harvests, including amortization of farm equipment are capitalized as property and equipment and amortized over the estimated production period.

Deferred Marketing and Advertising Costs

Costs incurring for producing marketing and advertising products including media, production and other promotional cost are deferred until the marketing or advertising first takes place. The expenditures on advertisement production, incomplete as of January 31, 2008, amounted to $29,685, and are included with prepaid expenses in the accompanying financial statements.

Inventories

Inventories are valued at the lower of cost or market. Costs related to inventory are determined on the first-in, first-out basis. Specific identification and average cost methods are also used primarily for certain packing materials and operating supplies.

Property and Equipment

Property and equipment are stated at cost plus the fair value of asset retirement obligations, if any, less accumulated depreciation. Depreciation is computed by the straight-line method over the estimated useful lives of these assets. The Company reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If an evaluation of recoverability is required, the estimated undiscounted future cash flows directly associated with the asset are compared to the asset’s carrying amount. If this comparison indicates that there is an impairment, the amount of the impairment is calculated by comparing the carrying value to discounted expected future cash flows or comparable market values, depending on the nature of the asset.

Farm equipment is amortized over its estimated useful life for farm production and recorded as farming costs.

Revenue Recognition

Revenue is recognized at the point title and risk of loss is transferred to the customer, collection is reasonably assured, persuasive evidence of an arrangement exists and the price is fixed or determinable. As of January 31, 2008 the Company has not generated sales.

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

Income Taxes

The asset and liability approach is used to account for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.

Financial Instruments

The Company's financial instruments consist of cash, prepaid expenses, accounts payable and due to related party. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair values of these financial instruments approximate their carrying values, unless otherwise noted.

Foreign Currency Translation

The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non monetary assets and liabilities are translated at the exchange rates prevailing at the transaction date. Revenue and expenses are translated at average rates of exchange during the year. Gains or losses resulting from foreign currency transactions are included in results of operations.

Item 7.               Financial Statements.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

Report of Independent Registered Public Accounting Firm, LBB & Associates Ltd., LLP. for the audited financial statements as of January 31, 2008, and for the years ended January 31, 2008 and 2007 and the period from September 27, 2004 (Inception) through January 31, 2008 is included herein immediately preceding the audited financial statements.

Marley Coffee Inc. (Formerly Global Electronic Recovery Corp.) (audited):

•	Report of Independent Registered Public Accounting Firm, dated May 8, 2008.
•	Balance Sheet at January 31, 2008.
•	Statements of Operations for the years ended January 31, 2008 and 2007, and for the period from September 27, 2004 (inception) to January 31, 2008.
•	Statement of Stockholders Equity (Deficit) from September 27, 2004 (inception) to January 31, 2008.
•	Statements of Cash Flows for the years ended January 31, 2008 and 2007, and for the period from September 27, 2004 (inception) to January 31, 2008.
•	Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Marley Coffee Inc.
(Formerly Global Electronic Recovery Corporation)
(A Development Stage Company)
Los Angeles, California

We have audited the accompanying balance sheet of Marley Coffee Inc. (formerly Global Electronic Recovery Corporation) (the “Company”) as of January 31, 2008, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the two-year period ended January 31, 2008 and for the period from September 27, 2004 (inception) through January 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Marley Coffee Inc. as of January 31, 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended January 31, 2008 and the period from September 27, 2004 (inception) through January 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2009 raise substantial doubt about its ability to continue as a going concern. The 2008 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LBB & Associates Ltd., LLP

Houston, Texas
May 8, 2008

MARLEYCOFFEE INC.
(FORMERLY GLOBAL ELECTRONIC RECOVERY CORP.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
January 31, 2008

ASSETS

Current assets

Cash	$89,802

Prepaid expenses	36,207

Total current assets	126,009

Property and equipment, net of accumulated depreciation	14,062

Total assets	$140,071

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

Accounts payable	$18,887

Accounts payable to related party	19,588

Total current liabilities	38,475

STOCKHOLDERS' EQUITY:

Common stock, $.001 par value, 1,704,287,175 shares authorized, 86,956,587 shares issued and outstanding	86,956

Additional paid-in capital	108,058

Deficit accumulated during the development stage	(93,418)

Total Stockholders' Equity	101,596

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$140,071

See accompanying summary of accounting policies and notes to financial statements.

MARLEYCOFFEE INC.
(FORMERLY GLOBAL ELECTRONIC RECOVERY CORP.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Years Ended January 31, 2008 and 2007
and period from September 27, 2004 (Inception) through January 31, 2008

	Year Ended	Year Ended	Inception through
	January 31, 2008	January 31, 2007	January 31, 2008

Expenses:

General and administrative	$67,378	$13,180	$92,147

Farming cost	1,271	-	1,271

Net loss	$(68,649)	$(13,180)	$(93,418)

Net loss per share:

Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding:

Basic and diluted	86,846,614	81,969,696

See accompanying summary of accounting policies and notes to financial statements.

MARLEYCOFFEE INC.
(FORMERLY GLOBAL ELECTRONIC RECOVERY CORP.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
Periods from September 27, 2004 (Inception) through January 31, 2008

				Deficit
				accumulated
			Additional	during the
	Common stock		paid-in capital	development
	Shares	Amount		stage	Total

Issuance of common stock for cash to founders	71,171,487	$71,171	$(68,171)	$-	$3,000

Net loss	-	-	-	(40)	(40)

Balance, January 31, 2005	71,171,487	71,171	(68,171)	(40)	2,960

Imputed interest	-	-	402	-	402

Net loss	-	-	-	(11,549)	(11,549)

Balance, January 31, 2006	71,171,487	71,171	(67,769)	(11,589)	(8,187)

Issuance of common stock for cash	15,660,100	15,660	50,350	-	66,010

Imputed interest	-	-	602	-	602

Net loss	-	-	-	(13,180)	(13,180)

Balance, January 31, 2007	86,831,587	86,831	(16,817)	(24,769)	45,245

Issuance of common stock for cash	125,000	125	124,875	-	125,000

Net loss	-	-	-	(68,649)	(68,649)

Balance, January 31, 2008	86,956,587	$86,956	$108,058	$(93,418)	$101,596

See accompanying summary of accounting policies and notes to financial statements.

MARLEY COFFEE INC.
(FORMERLY GLOBAL ELECTRONIC RECOVERY CORP.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Years Ended January 31, 2008 and 2007
and the period from September 27, 2004 (Inception) through January 31, 2008

	Year Ended	Year Ended	Inception through
	January 31,	January 31,	January 31, 2008
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(68,649)	$(13,180)	$(93,418)

Adjustments to reconcile net deficit to cash used by operating activities:

Imputed interest on shareholder advance	-	602	1,004

Depreciation	271	-	271

Net change in:
Prepaid expenses	(36,207)	-	(36,207)
Accounts payable	18,017	(1,505)	18,887
Accounts payable to related party	19,588	-	19,588

CASH FLOWS USED IN OPERATING ACTIVITIES	(66,980)	(14,083)	(89,875)

CASH FLOWS USED IN INVESTING ACTIVITIES

Property and equipment	(14,333)	-	(14,333)

CASH FLOWS USED IN INVESTING ACTIVITIES	(14,333)	-	(14,333)

CASH FLOWS FROM FINANCING ACTIVITIES

Shareholder advances, net	(6,024)	-	-
Proceeds from sale of common stock	125,000	66,010	194,010

CASH FLOWS PROVIDED BY FINANCING	118,976	66,010	194,010

NET CHANGE IN CASH	37,663	51,927	89,802

Cash, beginning of period	52,139	212	-

Cash, end of period	$89,802	$52,139	$89,802

See accompanying summary of accounting policies and notes to financial statements.

MARLEY COFFEE INC.
(FORMERLY GLOBAL ELECTRONIC RECOVERY CORP.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2008

NOTE 1 –NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Marley Coffee Inc. (formerly Global Electronic Recovery Corp.) (the "Company") was incorporated on September 27, 2004 under the laws of Nevada to engage in the business of electronic waste recycling. Pursuant to a re-evaluation of its business plan, the Company, in October 2007 commenced producing its own premium organic coffee on leased farmland in the Blue Mountain region of Jamaica. On February 5, 2008 the Company created a subsidiary called Marley Coffee Inc. On February 25, 2008 the Company changed its name from Global Electronic Recovery Corp. to Marley Coffee Inc. when the Company merged with its subsidiary Marley Coffee Inc. to pursue the business of premium roasted coffee branded Marley Coffee.

These financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As at January 31, 2008, the Company has incurred significant losses since inception. Because of its recurring losses, the Company will require additional working capital to develop its business operations.

There are no assurances that the Company will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support the Company's working capital requirements. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may not renew its operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Agricultural Costs

Recurring agricultural costs include costs relating to irrigation, fertilizing, seedling, utility, farming wages and other ongoing crop and land maintenance activities. Recurring agricultural costs are capitalized as inventory and expensed when the crops are harvested and sold. Non-recurring agricultural costs, primarily comprising of soil and farm improvements and other long-term crop growing costs that benefit multiple harvests, including amortization of farm equipment are capitalized as property and equipment and amortized over the estimated production period.

Deferred Marketing and Advertising Costs

Costs incurring for producing marketing and advertising products including media, production and other promotional cost are deferred until the marketing or advertising first takes place. The expenditures on advertisement production, incomplete as of January 31, 2008, amounted to $29,685, and are included with prepaid expenses in the accompanying financial statements.

Inventories

Inventories are valued at the lower of cost or market. Costs related to inventory are determined on the first-in, first-out basis. Specific identification and average cost methods are also used primarily for certain packing materials and operating supplies.

Property and Equipment

Property and equipment are stated at cost plus the fair value of asset retirement obligations, if any, less accumulated depreciation. Depreciation is computed by the straight-line method over the estimated useful lives of these assets. The Company reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If an evaluation of recoverability is required, the estimated undiscounted future cash flows directly associated with the asset are compared to the asset’s carrying amount. If this comparison indicates that there is an impairment, the amount of the impairment is calculated by comparing the carrying value to discounted expected future cash flows or comparable market values, depending on the nature of the asset.

Farm equipment is amortized over its estimated useful life for farm production and recorded as farming costs.

Revenue Recognition

Revenue is recognized at the point title and risk of loss is transferred to the customer, collection is reasonably assured, persuasive evidence of an arrangement exists and the price is fixed or determinable. As of January 31, 2008 the Company has not generated sales.

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

Income Taxes

The asset and liability approach is used to account for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.

Financial Instruments

The Company's financial instruments consist of cash, prepaid expenses, accounts payable and due to related party. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair values of these financial instruments approximate their carrying values, unless otherwise noted.

Foreign Currency Translation

The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non monetary assets and liabilities are translated at the exchange rates prevailing at the transaction date. Revenue and expenses are translated at average rates of exchange during the year. Gains or losses resulting from foreign currency transactions are included in results of operations.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consist of farm expansion and farm equipment. The farm equipment is amortized using straight-line method over their estimated useful life of two years. The farm expansion will be amortized beginning when the first coffee crop is ready for harvest over the then estimated useful life.

January 31, 2008
Farm	$12,166
Equipment	2,167
14,333
Less: accumulated depreciation	(271)
$14,062

Depreciation expense for the years ending January 31, 2008 and 2007 is $271 and $0, respectively.

NOTE 4 – RELATED PARTY TRANSACTIONS

In October 2004, a director and shareholder of the Company advanced the Company approximately $4,000 with no specific terms of repayment. The same advance was increased by $2,000 in January 2006. In the year ended January 31, 2008 the entire advance of $6,024 was repaid to the shareholder.

During the year ended January 31, 2008 a director of the Company paid $19,588 for the Company’s expenditures. As of January 31, 2008 no reimbursement was made to these advances, which are unsecured, non-interest bearing and have no specific terms of repayment.

NOTE 5 – SHARE CAPITAL

On October 23, 2007, the Company completed a 23 (approximate) for one (1) forward stock split of the Company's authorized, issued and outstanding shares of common stock. As a result, the Company's authorized capital increased from 75,000,000 to 1,704,287,175 shares of common stock with a par value of $0.001 each, and issued and outstanding share capital increased from 3,660,100 shares of common stock to 86,831,587 shares of common stock.

All references in these financial statements to number of common shares, price per share and weighted average number of common shares outstanding prior to the 23:1 forward split have been adjusted to reflect these stock splits on a retroactive basis, unless otherwise noted.

In December 2007, the Company issued 125,000 shares of the Company’s common stock at $1.00 per share for gross proceeds of $125,000.

NOTE 6 – INCOME TAXES

The Company follows Statement of Financial Accounting Standards Number 109 (SFAS109)"Accounting for Income Taxes." Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carry forwards. No net provision for refundable Federal income tax has been made in the accompanying statement of operations because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carry forward has been recognized, as it is not deemed likely to be realized.

The provision for Federal income tax consists of the following:

	Year ended January 31, 2008	Year ended January 31, 2007
Federal income tax attributable to:
Current operations	$ 23,000	$ 4,500
Less, change in valuation allowance	(23,000)	(4,500)
Net provision	$ -	$ -

The cumulative tax effect at the expected rate of 34% of significant items comprising the Company’s net deferred tax amount is as follows:

January 31, 2008
Deferred tax asset attributable to:
Net operating loss carryover	$ 32,000
Valuation allowance	(32,000)
Net deferred tax asset	$ -

At January 31, 2008, the Company had an unused net operating loss carryover approximating $93,000 that is available to offset future taxable income, which expires beginning in 2025.

NOTE 7 – COMMITMENTS

On October 31, 2007 the Company entered into a farm lease agreement with a Company owned by one of the directors, HM Estates (the “Landowner”), of Chepstowe Portland Farm, Jamaica to grow coffee on a farm situated in the Blue Mountain Coffee region of Jamaica. The term of the lease is from February 15, 2008 to February 15, 2015, renewable with extension agreement signed four month before the end of the lease term. The lease payment is $1,000 per year with the first payment due upon execution of the agreement (paid) and the subsequent annual payments due on every December 15. The cost of the lease is recorded as farming expense.

In November 2007 the Company entered into a car lease for the benefit of one of the directors. The lease expires in October 2011 requiring monthly payments of approximately $400 per month.

NOTE 8 – CONTINGENCIES

In August 2007, the Company signed an agreement with M&A Ventures Ltd. (“M&A”) for developing a business plan and marketing strategies and related services. Total fees for the services are CAN $50,000 payable in two installments of CAN $25,000, with the first installment payable upon signing the agreement (paid), and the second and final installment payable upon completion and presentation of the business plan.

However, management deemed M&A’s delivered product to be deficient and declined to pay the outstanding balance of CAN $23,556, for which M&A filed a claim against the Company in the British Columbia Small Claims Court in Canada.

The Company has defended the action and asserted a counterclaim seeking the return of CAN $25,000 already paid to M&A.

The case is scheduled for mediation on June 10, 2008. If the matter is not resolved at the mediation it will be set for trial. Management will defend the claim by M&A vigorously and pursue the counterclaim against M&A.

The outcome of the issue is very difficult to determine. If M&A is successful, it will be entitled to up to CAN $23,556. If the Company is successful, it will be entitled to judgment of up to CAN $25,000. Management has not recognized any expense that might be incurred in connection with an unfavorable outcome, as they are not able to assess the likelihood of such an outcome.

NOTE 9 – SUBSEQUENT EVENT

In February 2008 the Company received $125,000 as subscription for private placement of 125,000 shares of the Company’s common stock at $1.00 per share.

On April 30, 2008 David O’Neill transferred 13,660,099 common shares to Rohan Marley for no consideration. On April 30, 2008 David O’Neill transferred 3,000,000 common shares to Shane Whittle for cash consideration of $20,000. On April 30, 2008 David O’Neill returned 55,171,409 common shares to the treasury of the Company for no consideration.

Item 8.               Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 8A.             Controls and Procedures.

Management’s Annual Report on Internal Control over Financial Reporting

Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

(1) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

(3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.

Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 8B.             Other Information

None.

PART III

Item 9.               Directors, Executive Officers, Promoters and Control Persons; Compliance with Section16 (a) of the Exchange Act.

Directors and Executive Officers, Promoters and Control Persons

Our directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
David O'Neill	President, Treasurer, Secretary & Director	44	September 27, 2004
Shane Whittle	Director	33	August 22, 2007
Rohan Marley	Director	33	March 7, 2008

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

Shane Whittle, Director

Mr. Whittle is currently the CEO of Privatekits.com a provider of health diagnostic kits and the President of Whittle Investments, areal estate development company.

Rohan Marley, Director

Rohan Marley is the son of late reggae artist Bob Marley. Rohan Marley is heavily involved in all of the family businesses including 56 Hope Road Music, Bob Marley Music, Zion Rootswear as well as various land and resort holdings across the globe. Rohan Marley founded Tuff Gong Clothing in 2004.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.

being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Audit Committee Financial Expert

Our Board of Directors has determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B, and is” independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14Aunder the Securities Exchange Act of 1934, as amended.

We believe that the members of our Board of Directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an” audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have generated limited revenues to date.

Code of Ethics

Effective October 30, 2005, our company's board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our company’s president (being our principal executive officer) and our company’s secretary (being our principal financial and accounting officer and controller), as well as persons performing similar functions. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

1.	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
2.

full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

3.	compliance with applicable governmental laws, rules and regulations;
4.	the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and
5.	accountability for adherence to the Code of Business Conduct and Ethics.

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

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal, provincial and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our company's president or secretary. If the incident involves an alleged breach of the Code of Business Conduct and Ethics by the president or secretary, the incident must be reported to any member of our board of directors. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics by another

Our Code of Business Conduct and Ethics is filed herewith with the Securities and Exchange Commission as Exhibit 14.1 to this annual report. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Marley Coffee Inc., Suite 321 357 South Fairfax Avenue, Los Angeles California 90036.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.

To the best of our knowledge, all executive officers, directors and greater than 10% shareholders filed the required reports in a timely manner.

Item 10.             Executive Compensation.

Neither of our executive officers received any cash or other compensation during the fiscal years ended January 31, 2008 and 2007.

There were no grants of stock options or stock appreciation rights made during the fiscal years ended January 31, 2007 and 2007 to our executive officers and directors. There were no stock options outstanding as at January31, 2008. To date, we have not granted stock options or stock appreciation rights to any of our employees, consultants, directors or executive officers.

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

Item 11.             Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership

The following table sets forth, as of May 15, 2008, certain information with respect to the beneficial ownership of our common shares by each shareholder known to us to be the beneficial owner of 5% of our common shares, and by each of our officers and directors. Each person has sole voting and investment power with respect to the common shares, except as otherwise indicated. Beneficial ownership consists of a direct interest in the common shares, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Rohan Marley	12,635,592 common shares	39%
Shane Whittle	3,000,000 common shares	9%
Directors and Officers (as a group)	15,635,592 common shares	48%

(1)        Based on 32, 570,198 shares outstanding as of May 15, 2008.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 12.             Certain Relationships and Related Transactions.

None.

Item 13.             Exhibits.

Exhibits required by Item 601 of Regulation S-B

(3)	Articles of Incorporation and By-laws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB- 2, filed on August 3, 2005).

3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2, filed on August 3, 2005).

(31)	Section302 Certification

31.1	Certification of David O'Neill.

31.2	Certification of David O'Neill.

(32)	Section906 Certification

32.1	Certification of David O'Neill.

Item 14.             Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by LBB & Associates Ltd., LLP for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended January 31, 2008 are estimated to be $9,500.

Audit Related Fees

For the fiscal year ended January 31, 2008, the aggregate fees billed for assurance and related services by LBB & Associates Ltd., LLP relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was $0.

Tax Fees

For the fiscal year ended January 31, 2008, the aggregate fees billed by LBB & Associates Ltd., LLP for other non-audit professional services, other than those services listed above, totaled $0.

We do not use LBB & Associates Ltd., LLP for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage LBB & Associates Ltd., LLP to provide compliance outsourcing services.

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

The audit committee has considered the nature and amount of fees billed bulb & Associates, L.L.P and believes that the provision of services for activities unrelated to the audit is compatible with maintaining LBB &Associates Ltd., LLP’s independence.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARLEY COFFEE INC.

By: /s/David O'Neill
David O'Neill, President, Treasurer, Secretary and Director
Date: May 15, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/David O'Neill
David O'Neill, President, Treasurer, Secretary and Director (Principal Executive Officer)
Date: May 15, 2008