Form 10-Q
period 2008-04-30
MARLEY COFFEE INC.
filed 2008-06-19
CIK 1334586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________to __________

Commission file number 000-52161

MARLEY COFFEE INC.
(Exact name of small business issuer as specified in its charter)

Nevada	__________________________________
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6240 West 3rd Street Suite 432, Los Angeles, California 90036
(Address of principal executive offices)

310-467-9832
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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 32,445,198 common shares issued and outstanding as of June 15, 2008

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ] No [ ]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MARLEY COFFEE INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	April 30, 2008	January 31, 2008
	(Unaudited)
ASSETS
Current assets
Cash	$142,588	$89,802
Prepaid expenses	47,431	36,207
Total current assets	190,019	126,009
Property and equipment, net of accumulated depreciation	29,589	14,062
Total assets	$219,608	$140,071
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$7,828	$18,887
Accounts payable to related party	6,026	19,588
Total current liabilities	13,854	38,475
Total liabilities	13,854	38,475
Commitments and Contingencies
STOCKHOLDERS' EQUITY:
Common stock, $.001 par value, 1,704,287,175 shares authorized,
32,445,198 and 86,956,587shares issued and outstanding
as of April 30, 2008 and January 31, 2008, respectively	32,445	86,956
Additional paid-in capital	287,569	108,058
Deficit accumulated during the development stage	(114,260)	(93,418)
Total Stockholders' Equity	205,754	101,596
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$219,608	$140,071

See accompanying notes to financial statements.

MARLEY COFFEE INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Three Months Ended April 30, 2008 and 2007
and period from September 27, 2004 (Inception) through April 30, 2008
(Unaudited)

	Three Months	Three Months	Inception
	Ended	Ended	through
	April 30, 2008	April 30, 2007	April 30, 2008
Expenses:
General and administrative	$20,571	$14,920	$112,718
Farming cost	271	-	1,542
Net loss	$(20,842)	$(14,920)	$(114,260)
Net loss per share:
Basic and diluted	$(0.00)	$(0.00)
Weighted average shares outstanding:
Basic and diluted	85,745,223	86,831,586

See accompanying notes to financial statements.

MARLEY COFFEE INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Three Months Ended April 30, 2008 and 2007
and the period from September 27, 2004 (Inception) through April 30, 2008
(Unaudited)

	Three Months	Three Months	Inception
	Ended	Ended	through
	April 30,	April 30,	April 30,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,842)	$(14,920)	$(114,260)
Adjustments to reconcile net loss to cash used by operating
activities:
Imputed interest on shareholder advance	-	-	1,004
Depreciation	271	-	542
Net change in:
Prepaid expenses	(11,224)	-	(47,431)
Accounts payable	(11,059)	1,750	7,828
Accounts payable to related party	(13,562)	4,417	6,026
CASH FLOWS USED IN OPERATING ACTIVITIES	(56,416)	(8,753)	(146,291)
CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of property and equipment	(15,798)	-	(30,131)
CASH FLOWS USED IN INVESTING ACTIVITIES	(15,798)	-	(30,131)
CASH FLOWS FROM FINANCING ACTIVITIES
Shareholder advances, net	-	(6,024)	-
Proceeds from sale of common stock	125,000	-	319,010
CASH FLOWS PROVIDED BY (USED IN) FINANCING	125,000	(6,024)	319,010
NET CHANGE IN CASH	52,786	(14,777)	142,588
Cash, beginning of period	89,802	52,139	-
Cash, end of period	$142,588	$37,362	$142,588
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements.

MARLEY COFFEE INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
April 30, 2008
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Marley Coffee Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's registration statement filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year January 31, 2008 as reported in Form 10-KSB, have been omitted.

On February 25, 2008, the Company changed its name from Global Electronic Recovery Corp. to Marley Coffee Inc. when the Company merged with its subsidiary Marley Coffee Inc. to pursue the business of premium roasted coffee branded Marley Coffee. The Company commenced producing its own premium organic coffee from the Blue Mountain region of Jamaica.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consist of farm expansion and farm equipment. The farm equipment is amortized using straight-line method over their estimated useful life of two years. The farm expansion will be amortized beginning when the first coffee crop is ready for harvest over the then estimated useful life.

	April 30, 2008	January 31, 2008
	(Unaudited)	(Audited)
Farm	$27,964	$12,166
Equipment	2,167	2,167
	30,131	14,333
Less: accumulated depreciation	(542)	(271)
	$29,589	$14,062

Depreciation expense for the three months ending April 30, 2008 and 2007 is $271 and $nil, respectively.

NOTE 3 – RELATED PARTY TRANSACTIONS

In October 2004, a director and shareholder of the Company advanced the Company approximately $4,000 with no specific terms of repayment. The same advance was increased by $2,000 in January 2006. In the year ended January 31, 2008 the entire advance of $6,024 was repaid to the shareholder.

At January 31, 2008, $19,588 was owed to a director of the Company for the Company’s expenditures. During the three months ended April 30, 2008 $13,562 was repaid to this director, reducing the amount owing to this director at April 30, 2008 to $6,026, which are unsecured, non-interest bearing and have no specific terms of repayment.

NOTE 4 – SHARE CAPITAL

In February 2008, the Company received $125,000 as subscription for private placement of 125,000 shares of the Company’s common stock at $1.00 per share. As of April 30, 2008 the related common shares are not issued.

NOTE 4 – SHARE CAPITAL (Continued)

During the period ended April 30, 2008, David O’Neill transferred 13,660,099 common shares to Rohan Marley for no consideration, and transferred 3,000,000 common shares to Shane Whittle for cash consideration of $20,000. During the same period Rohan Marley transferred 1,026,507 shares to Jonathan Forster for no consideration. Also during the quarter ended April 30, 2008, David O’Neill returned 54,511,389 common shares to the treasury of the Company for no consideration.

NOTE 5 – COMMITMENTS

On October 31, 2007, the Company entered into a farm lease agreement with a Company owned by one of the directors, HM Estates (the “Landowner”), of Chepstowe Portland Farm, Jamaica to grow coffee on a farm situated in the Blue Mountain Coffee region of Jamaica. The term of the lease is from February 15, 2008 to February 15, 2015, renewable with extension agreement signed four month before the end of the lease term. The lease payment is $1,000 per year with the first payment due upon execution of the agreement (paid) and the subsequent annual payments due on every December 15. The cost of the lease is recorded as farming expense.

In November 2007, the Company entered into a car lease for the benefit of one of the directors. The lease expires in October 2011 requiring monthly payments of approximately $400 per month.

NOTE 6 – CONTINGENCIES

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

The Company has defended the action and asserted a counterclaim seeking the return of CAN $25,000 already paid to M&A. On June 10, 2008, the parties attended a mediation. No settlement was reached at the mediation however the parties are continuing in settlement discussions. Management will defend the claim by M&A vigorously and pursue the counterclaim against M&A. The outcome of the issue is very difficult to determine.

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

As used in this quarterly report, the terms "we", "us", "our company", and "Marley" mean Marley Coffee Inc., unless otherwise indicated. All dollar amounts refer to US dollars unless otherwise indicated.

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

Product Research and Development

We do not anticipate that we will expend any significant funds on research and development over the twelve months ending April 30, 2009.

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

Purchase or Sale of Equipment
We purchased approximately $2,200 worth of equipment for the farm we lease in Jamaica.

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

We have no operating history and have maintained losses since inception that we expect to continue into the future. If the losses continue we may go out of business. We have no assets, no experience in the proposed line of business, certifications, current customers, or negotiations or agreements with any processing centers or refurbishes

We were incorporated in September 27, 2004 and only just recently began commencing a new business plan. We have only just completed our business plan to grow and roast our own and third party organic coffee. We have not realized any revenues to date. We have no operating history upon which an evaluation of our future success or failure can be made. There is a net loss since inception of $114,260 and also an accumulated deficit of $114,260. We expect to incur losses for the foreseeable future; therefore, we may not be able to achieve profitable operations and we may not even be able to generate any revenues. We will encounter difficulties as an early stage company in the rapidly evolving and highly marketed recycling end of life electronic industry. Therefore, the revenue and income potential of our business model is unproven.

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

Over the next twelve months we intend to use funds to commence marketing our service, leasehold improvements and for general and administrative expenditures, as follows:

Estimated Funding Required During the Next Twelve Months

General and Administrative	$55,000
Operations
Marketing/Advertising	$25,000
Leasehold Improvements	$70,000
Working Capital	$50,500
Total	$200,500

Financial Condition, Liquidity and Capital Resources

Our principal capital resources have been through issuance of common stock and shareholder loans.

At April 30, 2008, there was working capital of $176,165.

At April 30, 2008, our total assets were $219,608, which consisted of cash of $142,588, prepaid expenses of $47,431 and Property of $29,589.

At April 30, 2008, our total current liabilities were $13,854.

For the three months ended April 30, 2008, we incurred expenditures of $20,842 and posted losses of $20,842. For the three months ending April 30, 2007, we incurred expenditures of $14,920 and posted losses of $14,920. From inception to April 30, 2008, we incurred losses of $114,260. The principal components of the losses since inception through April 30, 2007 were administrative expenses.

Operating expenses for the three months ending April 30, 2008 were $20,842. Operating expenses for the three months ending April 30, 2007, which were $14,920. Operating expenses since inception to April 30, 2008 were $114,260.

At April 30, 2008, we had cash on hand of $142,588. We will require additional financing before we generate significant revenues. We intend to raise the capital required to meet any additional needs through sales of our securities in secondary offerings or private placements. We have no agreements in place to do this at this time. Last year we completed a financing in which we raised $66,010 pursuant to an SB-2 registration statement, declared effective February 24, 2006, by selling 660,100 shares of common stock at a price of $0.10 per share. We will likely proceed with a scaled back version of our business plan or may seek an alternative viable business.

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

Item 3. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being April 30, 2008. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer. Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits.

Exhibits required by Item 601 of Regulation S-B

Exhibit	Description
Number
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2, filed on August 3, 2005).
3.2	By-laws (incorporated by reference from our Registration Statement on Form SB-2, filed on February 4, 2003).
4.1	Specimen Stock Certificate (incorporated by reference from our Registration Statement on Form SB-2, filed on August 3, 2005).
31.1	Section 302 Certification
31.2	Section 302 Certification
32.1	Section 906 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARLEY COFFEE INC.
/s/ David O’ Neill
Date: April 30, 2008	David O’Neill, President, Treasurer and CEO
(Principal Executive Officer)