Form 10-Q
period 2008-07-31
MARLEY COFFEE INC.
filed 2008-09-15
CIK 1334586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  July 31, 2008

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number  000-52161

MARLEY COFFEE INC.
(Exact name of small business issuer as specified in its charter)
Nevada	_________________
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
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

Large accelerated filer ¨	Accelerated filer ¨
Non-accelerated filer “ (Do not check if a smaller reporting company)	Smaller reporting company X

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes [   ]     No  [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  32,445,198 common shares issued and outstanding as of September15, 2008

Transitional Small Business Disclosure Format (Check one):     Yes [   ]     No [X]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). .  Yes [ X ] No [  ]

PART I  -  FINANCIAL INFORMATION

MARLEY COFFEE INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
	July 31, 2008	January 31, 2008
	(Unaudited)
ASSETS
Current assets
Cash	$66,892	$89,802
Prepaid expenses	70,764	36,207
Total current assets	137,656	126,009
Property and equipment, net of accumulated depreciation	49,236	14,062
Total assets	$186,892	$140,071
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$10,100	$18,887
Accounts payable to related party	6,026	19,588
Total current liabilities	16,126	38,475
Total liabilities	16,126	38,475
Commitments and Contingencies
STOCKHOLDERS' EQUITY:
Common stock, $.001 par value, 1,704,287,175 shares authorized,
32,570,198 and 86,956,587shares issued and outstanding
as of July 31, 2008 and January 31, 2008, respectively	32,570	86,956
Additional paid-in capital	287,444	108,058
Deficit accumulated during the development stage	(149,248)	(93,418)
Total stockholders' equity	170,766	101,596
Total liabilities and stockholders' equity	$186,892	$140,071

See accompanying notes to financial statements.

MARLEY COFFEE INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Three and Six Months Ended July 31, 2008 and 2007
and period from September 27, 2004 (Inception) through July 31, 2008
(Unaudited)

	Three Months	Three Months	Six Months	Six Months	Inception
	Ended	Ended	Ended	Ended	through
	July 31, 2008	July 31, 2007	July 31, 2008	July 31, 2007	July 31, 2008
Expenses:
General and administrative	$34,717	$6,615	$55,288	$21,535	$147,435
Farming cost	271	-	542	-	1,813
Net loss	$(34,988)	$(6,615)	$(55,830)	$(21,535)	$(149,248)
Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.001)
Weighted average shares outstanding:
Basic and diluted	32,563,330	86,831,587	58,861,419	86,831,587

See accompanying notes to financial statements.

MARLEY COFFEE INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Six Months Ended July 31, 2008 and 2007
and the period from September 27, 2004 (Inception) through July 31, 2008
(Unaudited)

	Six Months	Six Months	Inception
	Ended	Ended	through
	July 31,	July 31,	July 31,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(55,830)	$(21,535)	$(149,248)
Adjustments to reconcile net loss to cash used by operating
activities:
Imputed interest on shareholder advance	-	-	1,004
Depreciation	542	-	813
Net change in:
Prepaid expenses	(34,557)	-	(70,764)
Accounts payable	(8,787)	(270)	10,100
Accounts payable to related party	(13,562)	-	6,026
CASH FLOWS USED IN OPERATING ACTIVITIES	(112,194)	(21,805)	(202,069)
CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of property and equipment	(35,716)	-	(50,049)
CASH FLOWS USED IN INVESTING ACTIVITIES	(35,716)	-	(50,049)
CASH FLOWS FROM FINANCING ACTIVITIES
Shareholder advances, net	-	(6,024)	-
Proceeds from sale of common stock	125,000	-	319,010
CASH FLOWS PROVIDED BY (USED IN) FINANCING	125,000	(6,024)	319,010
NET INCREASE (DECREASE) IN CASH	(22,910)	(27,829)	66,892
Cash, beginning of period	89,802	52,139	-
Cash, end of period	$66,892	$24,310	$66,892
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
See accompanying notes to financial statements.

MARLEY COFFEE INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
July 31, 2008
(Unaudited)
NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Marley Coffee Inc. (the "Company") have been presented in United States dollars and prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's registration statement filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year January 31, 2008 as reported in Form 10-KSB, have been omitted.

On February 25, 2008, the Company changed its name from Global Electronic Recovery Corp. to Marley Coffee Inc. when the Company merged with its subsidiary Marley Coffee Inc. to pursue the business of premium roasted coffee branded Marley Coffee. The Company commenced producing its own premium organic coffee from the Blue Mountain region of Jamaica.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consists of farm expansion and farm equipment. The farm equipment is amortized using straight-line method over their estimated useful life of two years. The farm expansion will be amortized beginning when the first coffee crop is ready for harvest over the then estimated useful life.

	July 31, 2008	January 31, 2008
	(Unaudited)	(Audited)
Farm	47,882	12,166
Equipment	2,167	2,167
	50,049	14,333
Less: accumulated depreciation	(813)	(271)
	$49,236	$14,062

Depreciation expense for the six months ending July 31, 2008 and 2007 is $542 and $nil, respectively.

NOTE 3 – RELATED PARTY TRANSACTIONS

In October 2004, a director and shareholder of the Company advanced the Company approximately $4,000 with no specific terms of repayment. The same advance was increased by $2,000 in January 2006. In the year ended January 31, 2008 the entire advance of $6,024 was repaid to the shareholder.

At January 31, 2008, $19,588 was owed to a director of the Company for the Company’s expenditures. During the six months ended April 30, 2008 $13,562 was repaid to this director, reducing the amount owed to this director at July 31, 2008 to $6,026. The advance is unsecured, non-interest bearing and has no specific terms of repayment.

NOTE 4 – SHARE CAPITAL

In February 2008, the Company received $125,000 as subscription for private placement of 125,000 shares of the Company’s common stock at $1.00 per share. The related common shares were issued in May 2008.

During the period ended July 31, 2008, David O’Neill transferred 13,660,099 common shares to Rohan Marley for no consideration, and transferred 3,000,000 common shares to Shane Whittle for cash consideration of $20,000. During the same period Rohan Marley transferred 1,026,507 shares to Jonathan Forster for no consideration. Also during the period ended July 31, 2008, David O’Neill returned 54,511,389 common shares to the treasury of the Company for no consideration.

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

NOTE 6 – CONTINGENCIES

In August 2007, the Company signed an agreement with M&A Ventures Ltd. (“M&A”) for developing a business plan and marketing strategies and related services. Total fees for the services are $45,558 payable in two installments of $22,779, with the first installment payable upon signing the agreement (paid), and the second and final installment payable upon completion and presentation of the business plan.

However, management deemed M&A’s delivered product to be deficient and declined to pay the outstanding balance of $22,779, for which M&A filed a claim against the Company in the British Columbia Small Claims Court in Canada.

The Company has defended the action and asserted a counterclaim seeking the return of $24,425 already paid to M&A. On June 10, 2008, the parties attended a mediation. No settlement was reached at the mediation however the parties are continuing in settlement discussions. Management will defend the claim by M&A vigorously and pursue the counterclaim against M&A. The outcome of the issue is very difficult to determine.

If M&A is successful, it will be entitled to up to $24,425. If the Company is successful, it will be entitled to judgment of up to $24,425. Management has not recognized any expense that might be incurred in connection with an unfavorable outcome, as they are not able to assess the likelihood of such an outcome.

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

On February 5, 2008 we incorporated a subsidiary named Marley Coffee Inc.  On February 25, 2008 we changed our name from "Global Electronic Recovery Corp." to "Marley Coffee Inc." when we merged our subsidiary, Marley Coffee Inc., into our company. Our common stock will be quoted on the NASD Over-the-Counter Bulletin Board under the new symbol "MYCF" effective at the opening of the market on March 7, 2008.

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

Product Research and Development

We do not anticipate that we will expend any significant funds on research and development over the twelve months ending July 31, 2009.

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

Purchase or Sale of Equipment

We have purchased approximately $2,200 worth of equipment to date for the farm we lease in Jamaica.

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

We have no operating history and have maintained losses since inception that we expect to continue into the future. If the losses continue we may go out of business. We have no assets, no experience in the proposed line of business, certifications, current customers, or negotiations or agreements with any processing centers or refurbishes.

We were incorporated in September 27, 2004 and only just recently began commencing a new business plan. We have only just completed our business plan to grow and roast our own and third party organic coffee. We have not realized any revenues to date. We have no operating history upon which an evaluation of our future success or failure can be made. There is a net loss since inception of $149,248 and also an accumulated deficit of $149,248. We expect to incur losses for the foreseeable future; therefore, we may not be able to achieve profitable operations and we may not even be able to generate any revenues. We will encounter difficulties as an early stage company in the rapidly evolving and highly marketed recycling end of life electronic industry. Therefore, the revenue and income potential of our business model is unproven.

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

Changes in the government regulation of our coffee farm could harm our business.

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

We have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our ability to achieve and maintain profitability and positive cash flow is dependent upon the following:

•	Our ability to operate a profitable coffee farm;
•	Our ability to generate revenues; and
•	Our ability to reduce farming and marketing costs.

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

Over the next twelve months we intend to use funds to commence marketing our service, leasehold improvements and for general and administrative expenditures, as follows:

Estimated Funding Required During the Next Twelve Months

General and Administrative	$55,000
Operations
Marketing/Advertising Leasehold Improvements	$25,000 $70,000
Working Capital	$50,500
Total	$200,500

Financial Condition, Liquidity and Capital Resources

Our principal capital resources have been through issuance of common stock and shareholder loans.

At July 31, 2008, there was working capital of $121,530.

At July 31, 2008, our total assets were $186,982, which consisted of cash of $66,892, prepaid expenses of $70,764 and Property of $49,236.

At July 31, 2008, our total current liabilities were $16,126.

For the six months ended July 31, 2008, we incurred operating expenses of $55,830 and posted losses of $55,830. For the six months ending July 31, 2007, we incurred operating expenses of $21,535 and posted losses of $21,535.  From inception to July 31, 2008, we incurred losses of $149,248. The principal components of the losses since inception through July 31, 2008 were administrative expenses.

For the three months ended July 31, 2008, we incurred operating expenses of $34,988 and posted losses of $34,988. For the three months ending July 31, 2007, we incurred operating expenses of $6,615 and posted losses of $6,615.

Operating expenses for the three months ending July 31, 2008 were $34,988. Operating expenses for the three months ending July 31, 2007, which were $6,615. Operating expenses since inception to July 31, 2008 were $149,248.

At July 31, 2008, we had cash on hand of $66,892.  We will require additional financing before we generate significant revenues. We intend to raise the capital required to meet any additional needs through sales of our securities in secondary offerings or private placements.  We have no agreements in place to do this at this time.

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

Item 3.  Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being July 31, 2008.  This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer.  Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report.  There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

  Item 1.  Legal Proceedings.

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation other than the following:

M&A Ventures Ltd. V. Marley Coffee Inc., et al Provincial Court Registry File No. 0819736

Small claims court matter in the amount of $24,425.  Plaintiff is suing for outstanding payment for preparation of business plan. Marley has countersued for $24,425. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder are an adverse party or has a material interest adverse to us.

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

MARLEY COFFEE INC.
/s/ Shane Whittle
Date: July 31, 2008	Shane Whittle, President, Treasurer and CEO (Principal Executive Officer)