Form 10-Q
period 2008-10-31
MARLEY COFFEE INC.
filed 2008-12-15
CIK 1334586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

 (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  October 31, 2008

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number  000-52161

MARLEY COFFEE INC.
(Exact name of small business issuer as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

357 South Fairfax Avenue Suite 321, Los Angeles, California 90036
(Address of principal executive offices)

323-316-3456
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  32,570,198 common shares issued and outstanding as of December15, 2008

Transitional Small Business Disclosure Format (Check one):     Yes [   ]     No [X]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). .  Yes [ X ] No [  ]

MARLEY COFFEE INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	October 31, 2008	January 31, 2008
	(Unaudited)
ASSETS
Current assets
Cash	$10,884	$89,802
Prepaid expenses	78,094	36,207
Total current assets	88,978	126,009
Property and equipment, net of accumulated depreciation	74,140	14,062
Total assets	$163,118	$140,071
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,500	$18,887
Accounts payable to related party	9,026	19,588
Total current liabilities	10,526	38,475
Total liabilities	10,526	38,475
Commitments and Contingencies
STOCKHOLDERS' EQUITY:
Common stock, $.001 par value, 1,704,287,175 shares authorized,
32,570,198 and 86,956,587shares issued and outstanding
as of October 31, 2008 and January 31, 2008, respectively	32,570	86,956
Additional paid-in capital	287,444	108,058
Deficit accumulated during the development stage	(167,422)	(93,418)
Total Stockholders' Equity	152,592	101,596
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$163,118	$140,071

See accompanying notes to financial statements.

MARLEY COFFEE INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Three and Nine Months Ended October 31, 2008 and 2007
and period from September 27, 2004 (Inception) through October 31, 2008
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months	Inception
	Ended	Ended	Ended	Ended	through
	October 31, 2008	October 31, 2007	October 31, 2008	October 31, 2007	October 31, 2008
Expenses:
General and administrative	$17,903	$24,509	$73,191	$46,044	$165,338
Farming cost	271	-	813	-	2,084
Net loss	$(18,174)	$(24,509)	$(74,004)	$(46,044)	$(167,422)
Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding:
Basic and diluted	32,570,198	86,831,589	50,033,710	86,831,589

See accompanying notes to financial statements.

MARLEY COFFEE INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Nine Months Ended October 31, 2008 and 2007
and the period from September 27, 2004 (Inception) through October 31, 2008
(Unaudited)

	Nine Months	Nine Months	Inception
	Ended	Ended	through
	October 31,	October 31,	October 31,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(74,004)	$(46,044)	$(167,422)
Adjustments to reconcile net loss to cash used by operating
activities:
Imputed interest on shareholder advance	-	-	1,004
Depreciation	813	-	1,084
Net change in:
Prepaid expenses	(41,887)	-	(78,094)
Accounts payable	(17,387)	130	1,500
Accounts payable to related party	(10,562)	-	9,026
CASH FLOWS USED IN OPERATING ACTIVITIES	(143,027)	(45,914)	(232,902)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(60,891)	-	(75,224)
CASH FLOWS USED IN INVESTING ACTIVITIES	(60,891)	-	(75,224)
CASH FLOWS FROM FINANCING ACTIVITIES
Shareholder advances, net	-	(6,024)	-
Proceeds from sale of common stock	125,000	125,000	319,010
CASH FLOWS PROVIDED BY FINANCING	125,000	118,976	319,010
NET INCREASE (DECREASE) IN CASH	(78,918)	73,062	10,884
Cash, beginning of period	89,802	52,139	-
Cash, end of period	$10,884	$125,201	$10,884
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements.

MARLEY COFFEE INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
October 31, 2008
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

	October 31, 2008
	(Unaudited)	January 31, 2008
Farm	$73,057	$12,166
Equipment	2,167	2,167
	75,224	14,333
Less: accumulated depreciation	(1,084)	(271)
	$74,140	$14,062

Depreciation expense for the nine months ending October 31, 2008 and 2007 is $813 and $0, respectively.

NOTE 3 – RELATED PARTY TRANSACTIONS

In October 2004, a director and shareholder of the Company advanced the Company approximately $4,000 with no specific terms of repayment. The same advance was increased by $2,000 in January 2006. In the year ended January 31, 2008 the entire advance of $6,024 was repaid to the shareholder. At January 31, 2008, $19,588 was owed to a director of the Company for the Company’s expenditures. During the nine months ended October 31, 2008 $13,562 was repaid to this director and a further $3,000 was advanced to the Company by this director, reducing the amount owed to this director at October 31, 2008 to $9,026. The advance is unsecured, non-interest bearing and has no specific terms of repayment.

NOTE 4 – SHARE CAPITAL

In February 2008, the Company received $125,000 as subscription for private placement of 125,000 shares of the Company’s common stock at $1.00 per share. The related common shares were issued in May, 2008.

During the period ended October 31, 2008, David O’Neill transferred 13,660,099 common shares to Rohan Marley for no consideration, and transferred 3,000,000 common shares to Shane Whittle for cash consideration of $20,000. During the same period Rohan Marley transferred 1,026,507 shares to Jonathan Forster for no consideration. Also during the period ended October 31, 2008, David O’Neill returned 54,511,389 common shares to the treasury of the Company for no consideration.  These shares were cancelled.

NOTE 5 – COMMITMENTS

On October 31, 2007, the Company entered into a farm lease agreement with a Company owned by one of the directors, HM Estates (the “Landowner”), of Chepstowe Portland Farm, Jamaica to grow coffee on a farm situated in the Blue Mountain Coffee region of Jamaica. The term of the lease is from February 15, 2008 to February 15, 2015, renewable with extension agreement signed four month before the end of the lease term. The lease payment is $1,000 per year with the first payment due upon execution of the agreement (paid) and the subsequent annual payments due on every December 15. In September, 2008, this lease is revised to be extended to February 14, 2018. The cost of the lease is recorded as farming expense.

In November 2007, the Company entered into a car lease for the benefit of one of the directors. The lease expires in October 2011 requiring monthly payments of approximately $400 per month.

NOTE 6 – CONTINGENCIES

In August 2007, the Company signed an agreement with M&A Ventures Ltd. (“M&A”) for developing a business plan and marketing strategies and related services. Total fees for the services are $45,558 (CAN $50,000) payable in two installments of $22,779 (CAN $25,000), with the first installment payable upon signing the agreement (paid), and the second and final installment payable upon completion and presentation of the business plan.

However, management deemed M&A’s delivered product to be deficient and declined to pay the outstanding balance of $22,779 (CAN$25,000), for which M&A filed a claim against the Company in the British Columbia Small Claims Court in Canada.

The Company has defended the action and asserted a counterclaim seeking the return of $24,425 (CAN $25,000) already paid to M&A. On June 10, 2008, the parties attended a mediation. No settlement was reached at the mediation however the parties are continuing in settlement discussions. Management will defend the claim by M&A vigorously and pursue the counterclaim against M&A. The outcome of the issue is very difficult to determine.

If M&A is successful, it will be entitled to up to $24,425 (CAN$25,000). If the Company is successful, it will be entitled to judgment of up to $24,425 (CAN $25,000). Management has not recognized any expense that might be incurred in connection with an unfavorable outcome, as they are not able to assess the likelihood of such an outcome.

The proceeding was settled in September 2008.  M&A dismissed its claim of  $24,000CDN against the Company and the Company dismissed its claim for $25,000 against M&A.  The Company is not required to make any further payments to the M&A.

NOTE 7 -- SUBSEQUENT EVENTS

In December 2008 the Company received $50,000 as subscription proceeds for private placement of 40,000 shares of the Company's common stock at $1.25 per share.  The related common shares have not yet been issued.

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

Properties

Effective February 15, 2008 Marley Coffee entered into a lease agreement for 52 acres of coffee farmland in the Jamaican Blue Mountains.  The term is eight years and has an annual lease payment of $1,000. The farm is located at Chepstowe,Skibo in Portland, Jamaica. The farm is spread out over 52 acres of land. Currently only 12 acres have been identified for coffee production but this will be increased to a maximum of 30 acres to preserve ecological diversity. Due to the altitude and geographic location of the land on which the farm is located, the coffee produced can be classified as “Blue Mountain Coffee.”

We are currently growing coffee on our leased property in the Blue Mountain region of Jamaica.  We intend to sell our coffee online and at select retail outlets.  In addition we will offer single origin coffees and a unique line of organic blended coffees from the top coffee producing regions of the world including Ethiopia.

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

7.	Identify and facilitate the sale of secondary cash crops on the local market

Our administrative office is located at 357 South Fairfax Avenue Suite #321, Los Angeles California, USA 90036, telephone (323) 316-3456 and our registered statutory office is located at 2470 Saint Rose Parkway, Suite 304 Henderson, Nevada 89074. Our fiscal year end is January 31.

Product Research and Development

We do not anticipate that we will expend any significant funds on research and development over the twelve months ending October 31, 2009.

Employees

Currently, we have 5 employees other than our officers. We are not a party to any collective bargaining agreements. We have not entered into any employment agreements with any of our executives. We anticipate that we will enter into employment agreements without officers when, and if, our revenue production justifies such agreements. We do not currently anticipate that we will hire any employees in the next three months, unless we successfully raise funds necessary to implement our business plan. From time-to-time, we anticipate that we will also use the services of independent contractors and consultants to support our business development. We believe our future success depends in large part upon the continued service of our senior management personnel and our ability to attract and retain highly qualified technical and managerial personnel.

Purchase or Sale of Equipment

We purchased approximately $61,000 worth of equipment for the farm we lease in Jamaica.

Plan of Operations - Next 12 Months

We have commenced limited operations, and have generated no revenue to date.  We are still a development stage corporation.

Over the next twelve months we intend to use funds to commence marketing our service, leasehold improvements and for general and administrative expenditures, as follows:

Estimated Funding Required During the Next Twelve Months

General and Administrative	$55,000
Operations
Marketing/Advertising	25,000
Leasehold Improvements	70,000
Working Capital	50,500
Total	$200,500

Financial Condition, Liquidity and Capital Resources

Our principal capital resources have been through issuance of common stock and shareholder loans.

At October 31, 2008, there was working capital of $78,452.

At October 31, 2008, our total assets were $163,118, which consisted of cash of $10,884, prepaid expenses of $78,094 and Property of $74,140.

At October 31, 2008, our total current liabilities were $10,526.

For the nine months ended October 31, 2008, we incurred expenditures of $74,004 and posted losses of $74,004. For the nine months ending October 31, 2007, we incurred expenditures of $46,044 and posted losses of $46,044.  From inception to October 31, 2008, we incurred losses of $167,422. The principal components of the losses since inception through October 31, 2007 were administrative  and farm expenses.

For the three months ended October 31, 2008, we incurred expenditures of $18,174 and posted losses of $18,174. For the three months ending October 31, 2007, we incurred expenditures of $24,509 and posted losses of $24,509.  From inception to October 31, 2008, we incurred losses of $167,422. The principal components of the losses since inception through October 31, 2007 were administrative  and farm expenses.

At October 31, 2008, we had cash on hand of $10,884.  We will require additional financing before we generate significant revenues. We intend to raise the capital required to meet any additional needs through sales of our securities in secondary offerings or private placements.  We have no agreements in place to do this at this time.

In December 2008 the Company received $50,000 as subscription proceeds for a private placement of 40,000 shares of the Company's common stock at $1.25 per share.  The related common shares have not yet been issued.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting companies.

Item 4.  Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being October 31, 2008.  This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer.  Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report.  There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

There have been no changes in internal controls over financial reporting since the end of the 2008 fiscal year.

PART II  -  OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation.

In the matter of M&A Ventures Ltd. V. Marley Coffee Inc., et al Provincial Court Registry File No. 0819736 the proceeding was settled in September 2008.  The Plaintiff dismissed its claim of  $24,000CDN against us and  we dismissed our claim for $25,000 against the Plaintiff.

Item 1A. Risk Factors

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

We were incorporated in September 27, 2004 and only just recently began commencing a new business plan. We have only just completed our business plan to grow and roast our own and third party organic coffee. We have not realized any revenues to date. We have no operating history upon which an evaluation of our future success or failure can be made. There is a net loss since inception of $167,422 and also an accumulated deficit of $167,422. We expect to incur losses for the foreseeable future; therefore, we may not be able to achieve profitable operations and we may not even be able to generate any revenues. We will encounter difficulties as an early stage company in the rapidly evolving and highly marketed recycling end of life electronic industry. Therefore, the revenue and income potential of our business model is unproven.

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

Our current operating funds are less than necessary to complete all intended exploration of the property, and therefore we will need to obtain additional financing in order to complete our business plan.  As of October 31, 2008 we had cash in the amount of $10,884. We currently have minimal operations and we have no income. Our business plan calls for significant expenses in connection with the development of our coffee property. We will require additional financing to sustain our business operations if we are not successful in earning revenues once coffee production is complete.  We do not currently have any arrangements for financing and we can provide no assurance to investors that we will be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including the market prices for copper, silver and gold, investor acceptance of our property and general market conditions.  These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders.

Because we have commenced limited business operations, we face a high risk of business failure.

We have only just recently commenced operations   Accordingly, we have no way to evaluate the likelihood that our business will be successful.  We were incorporated on September 27, 2004 and have been involved primarily in organizational activities and the acquisition of our mineral property.  We have not earned any revenues as of the date of this document.
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
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In December 2008 the Company received $50,000 as subscription proceeds for private placement of 40,000 shares of the Company's common stock at $1.25 per share.  The related common shares have not yet been issued.
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

MARLEY COFFEE INC.
/s/ Shane Whittle
Date: December 14, 2008	Shane Whittle, President, Treasurer and CEO (Principal Executive Officer)