Form 10-K
period 2009-01-31
MARLEY COFFEE INC.
filed 2009-05-15
CIK 1334586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUALREPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2009

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

Yes [X]  No [   ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ¨	Accelerated filer ¨
Non-accelerated filer “ (Do not check if a smaller reporting company)	Smaller reporting company X

Check if there is no disclosure of delinquent filers in response to Item 405of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form10-K or any amendment to this Form 10-K. [ ]

State issuer's revenues for its most recent fiscal year $0.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2of the Exchange Act.)

N/A

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

32,570,198 common shares issued and outstanding as of April 30,  2009

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

Business History

Marley was incorporated on September 27, 2004, under its former name “Global Electronic Recovery Corp.” Our resident agent is Empire Stock Transfer of Nevada located at 2470 Saint Rose Parkway, Suite 304 Henderson, Nevada. Prior to February 25, 2008, we were engaged in the recycling of electronic waste in the city of Los Angeles, California.  We commenced limited operations including a feasibility study and the search for an appropriate facility location. We also joined various recycling organizations to assist in the marketing of our recycling facility.  As our management conducted due diligence on the electronic waste recycling industry, management realized that this industry did not present the best opportunity for our company to realize value for our shareholders.  In an effort to substantiate shareholder value, Marley Coffee then sought to identify, evaluate and investigate various companies and compatible or alternative business opportunities with the intent that, should the opportunity arise, a new business be pursued.

On February 5, 2008, we incorporated a subsidiary named Marley Coffee Inc.  On February 25, 2008 we changed our name from” Global Electronic Recovery Corp." to "Marley Coffee Inc." when we merged our subsidiary, Marley Coffee Inc., into our company. Our common stock will be quoted on the NASD Over-the-Counter Bulletin Board under the new symbol "MYCF" effective at the opening of the market on March 7, 2008.

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

Product Research and Development

We do not anticipate that we will expend any significant funds on research and development over the twelve months ending January 31, 2010.

Employees

Currently, we have 8 employees other than our officers. We are not a party to any collective bargaining agreements. We have not entered into any employment agreements with any of our executives. We anticipate that we will enter into employment agreements with our officers when, and if, our revenue production justifies such agreements. We do not currently anticipate that we will hire any employees in the next three months, unless we successfully raise funds necessary to implement our business plan. From time-to-time, we anticipate that we will also use the services of independent contractors and consultants to support our business development. We believe our future success depends in large part upon the continued service of our senior management personnel and our ability to attract and retain highly qualified technical and managerial personnel.

Purchase or Sale of Equipment

We intend to purchase equipment for the farm we lease in Jamaica.  We anticipate such expenditures to be approximately $2,000.

Item 1A.

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

We have no operating history and have maintained losses since inception that we expect to continue into the future. If the losses continue we may go out of business. We have no assets, no experience in the proposed line of business, certifications, current customers, or negotiations or agreements with any processing centers or refurbishes

We were incorporated in September 27, 2004 ,and only just recently commenced  a new business plan. We have only just completed our business plan to grow and roast our own and third party organic coffee. We have not realized any revenues to date. We have no operating history upon which an evaluation of our future success or failure can be made. There is a net loss since inception of $(294,104) and also an accumulated deficit of $(294,104). We expect to incur losses for the foreseeable future; therefore, we may not be able to achieve profitable operations and we may not even be able to generate any revenues. We will encounter difficulties as an early stage company in the rapidly evolving and highly competitive coffee industry. Therefore, the revenue and income potential of our business model is unproven.

 We face substantial competition from established and new companies in our industry. If we are unable to compete with these companies our proposed business will fail.

We face intense competition from established coffee growers and roasters. We may not be able to compete effectively with these companies now or in the future. Many of our potential competitors have significantly greater financial, marketing, technical and other competitive resources, as well as greater name recognition, than we have. As a result, our competitors may be able to adapt more quickly to changes in consumer requirements or may be able to devote greater resources to the promotion and sale of their products. We may not be able to compete successfully with our potential and existing competitors. In addition, competition could increase if new companies enter the market or if existing competitors expand their products. An increase in competition could result in price reductions and loss of market share and could have a material adverse effect on our business, financial condition or results of operations. To be competitive we will need to continue to invest in sales and marketing. We may not have sufficient resources to make such investments necessary to remain competitive. In addition, current and potential competitors have established or may in the future establish collaborative relationships among themselves or with third parties, including third parties with whom we have relationships, to increase the visibility and utility of their products. Accordingly, new competitors or alliances may emerge and rapidly acquire significant market share. If we are unable to compete with companies in the coffee industry, our proposed business will fail and you will lose your entire investment.

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

It is proposed that we obtain organic certification for our leased farmland in Jamaica from the certifying agency Certification of Environmental Standards (CERES). If we are unable to obtain certification we may be forced to grown non-organic coffee on our property. This may impair our business plan and force us buy from third party sources.

We need to continue as a going concern if our business is to succeed, if we do not we will go out of business.

Our independent accountant's report to our audited financial statements for the period ended January 31, 2009 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern.  Such factors identified in the report are our accumulated deficit since inception, our failure to attain profitable operations and our dependence upon adequate financing to pay our liabilities.  If we are not able to continue as a going concern, it is likely investors will lose their investments.

If we do not obtain additional financing, our business will fail.

Our current operating funds are less than necessary to complete all intended exploration of the property, and therefore we will need to obtain additional financing in order to complete our business plan.  As of January 31, 2009 we had cash in the amount of $8,197. We currently have minimal operations and we have no income.

Our business plan calls for significant expenses in connection with the development of our coffee property. We will require additional financing to sustain our business operations if we are not successful in earning revenues once coffee production is complete.  We do not currently have any arrangements for financing and we can provide no assurance to investors that we will be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including the market prices for coffee and general market conditions.  These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders.

Because we have commenced limited business operations, we face a high risk of business failure.

We have only just recently commenced operations   Accordingly, we have no way to evaluate the likelihood that our business will be successful.  We were incorporated on September 27, 2004, and have been involved primarily in organizational activities and the acquisition of our mineral property.  We have not earned any revenues as of the date of this prospectus.

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

Item 2. Description of Property.

Our administrative office is located at 357 South Fairfax Avenue Suite 321,Los Angeles, CA 90036 and our telephone number is (310) 467-9832. Effective February 15, 2008, Marley Coffee entered into a lease agreement for 52 acres of coffee farmland in the Jamaican Blue Mountains.  The term is eight years and has an annual lease payment of $1,000.

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

Item 3. Legal Proceedings.

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation . There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder are an adverse party or has a material interest adverse to us.

Item 4. Submissions of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

As of May 15, 2009 there were 33 holders of record of our common stock. As of such date, 32,570,198 common shares were issued and outstanding. Our common stock is quoted on the Over-the-Counter Bulletin Board under the symbol "MYCF.

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

Item 6.  Selected Financial Data

Not required for smaller reporting companies.

 Item 7. Management Discussion and Analysis and Plan of Operation.

Results of Operations.

For the year ending January 31, 2009 we posted losses of $200,686 as compared to losses of $68,649 for the year ended January 31, 2008. Inception through January 31, 2009 losses total $294,104. General and administrative expenses are the principal components of our losses since inception.

Financial Condition, Liquidity and Capital Resources

At January 31, 2009, we had cash of $8,197.

At January 31, 2009 our total assets were $90,547 comprised of cash, prepaid expenses and property plant and equipment.

As of January 31, 2009, our total liabilities were $17,137 comprised of third party payables and related party payables. This compares to our total liabilities of $38,475 at January 31, 2008.

Cash Requirements

Over the next twelve months we intend to use funds to commence marketing our product, leasehold improvements and for general and administrative expenditures, as follows:

Estimated Funding Required During the Next Twelve Months

General and Administrative	$55,000
Operations
Marketing/Advertising Farm Improvements	$25,000 $70,000
Working Capital	$50,500
Total	$200,500

As January 31, 2009, we had a working capital deficit of $3,340. We will require financing before we can implement our scaled back business plan and generate significant revenues. We intend to raise additional capital required to implement our business plan.

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

Deferred Marketing and Advertising Costs

Costs incurring for producing marketing and advertising products including media, production and other promotional cost are deferred until the marketing or advertising first takes place. The Company’s marketing video was released during the fourth quarter. The expenditures on advertisement production amounted to $78,094 since inception, and are included with general and administrative expenses in the accompanying financial statements.

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

Revenue Recognition

Revenue is recognized at the point title and risk of loss is transferred to the customer, collection is reasonably assured, persuasive evidence of an arrangement exists and the price is fixed or determinable. As of January 31, 2009 the Company has not generated sales.

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

Item 8. Financial Statements.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

Report of Independent Registered Public Accounting Firm, LBB & Associates Ltd., LLP for the audited financial statements as of January 31, 2009 and 2008, and for each of the years ended January 31, 2009 and 2008 and the period from September 27, 2004 (Inception) through January 31, 2009 is included herein immediately preceding the audited financial statements.

Marley Coffee Inc. (audited):

•	Report of Independent Registered Public Accounting Firm, dated April 18, 2009.
•	Balance Sheets at January 31, 2009 and 2008.
•	Statements of Operations for the years ended January 31, 2009 and 2008, and for the period from September 27, 2004 (inception) to January 31, 2009.
•	Statements of Stockholders Equity from September 27, 2004 (inception) to January 31, 2009.
•	Statements of Cash Flows for the years ended January 31, 2009 and 2008, and for the period from September 27, 2004 (inception) to January 31, 2009.
•	Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Marley Coffee Inc.
(A Development Stage Company)
Los Angeles, California

We have audited the accompanying balances sheets of Marley Coffee Inc. (the “Company”) as of January 31, 2009 and 2008, and the related statements of operations, stockholders' equity, and cash flows for each of the years then ended and for the period from September 27, 2004 (inception) through January 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Marley Coffee Inc. as of January 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years then ended and the period from September 27, 2004 (inception) through January 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2010 raise substantial doubt about its ability to continue as a going concern. The 2009 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LBB & Associates Ltd., LLP

Houston, Texas
April 18, 2009

MARLEY COFFEE INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	January 31, 2009	January 31, 2008

ASSETS
Current assets
Cash	$8,197	$89,802
Prepaid expenses	5,600	36,207
Total current assets	13,797	126,009
Property and equipment, net of accumulated depreciation	76,750	14,062
Total assets	$90,547	$140,071
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$5,685	$18,887
Accounts payable to related party	11,452	19,588
Total current liabilities	17,137	38,475
Total liabilities	17,137	38,475

Commitments and Contingencies
STOCKHOLDERS' EQUITY:
Common stock, $.001 par value, 1,704,287,175 shares authorized,
32,570,198 and 86,956,587shares issued and outstanding
as of January 31, 2009 and 2008, respectively	32,570	86,956
Additional paid-in capital	334,944	108,058
Deficit accumulated during the development stage	(294,104)	(93,418)
Total Stockholders' Equity	73,410	101,596
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$90,547	$140,071

See accompanying notes to financial statements.

MARLEY COFFEE INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Years Ended January 31, 2009 and 2008
and period from September 27, 2004 (Inception) through January 31, 2009

	Year	Year	Inception
	Ended	Ended	through
	January 31, 2009	January 31, 2008	January 31, 2009
Expenses:
General and administrative	$197,603	$67,378	$289,750
Farming cost	3,083	1,271	4,354
Net loss	$(200,686)	$(68,649)	$(294,104)
Net loss per share:
Basic and diluted	$(0.00)	$(0.00)
Weighted average shares outstanding:
Basic and diluted	45,643,975	86,846,614

See accompanying notes to financial statements.

MARLEYCOFFEE INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY
Period from September 27, 2004 (Inception) through January 31, 2009

				Deficit accumulated
	Common stock		Additional	during the
	Shares	Amount	paid-in capital	development stage	Total

Issuance of common stock for cash to founders	71,171,487	$71,171	$(68,171)	$-	$3,000
Net loss	-	-	-	(40)	(40)
Balance, January 31, 2005	71,171,487	71,171	(68,171)	(40)	2,960

Imputed interest	-	-	402	-	402
Net loss	-	-	-	(11,549)	(11,549)
Balance, January 31, 2006	71,171,487	71,171	(67,769)	(11,589)	(8,187)

Issuance of common stock for cash	15,660,100	15,660	50,350	-	66,010
Imputed interest	-	-	602	-	602
Net loss	-	-	-	(13,180)	(13,180)
Balance, January 31, 2007	86,831,587	86,831	(16,817)	(24,769)	45,245

Issuance of common stock for cash	125,000	125	124,875	-	125,000
Net loss	-	-	-	(68,649)	(68,649)
Balance, January 31, 2008	86,956,587	$86,956	$108,058	$(93,418)	$101,596

Issuance of common stock for cash	125,000	125	124,875	-	125,000
Shares returned to treasury for no consideration	(54,511,389)	(54,511)	54,511	-	-
Subscription received	-	-	47,500	-	47,500
Net loss	-	-	-	(200,686)	(200,686)
Balance, January 31, 2009	32,570,198	$32,570	$334,944	$(294,104)	$73,410

See accompanying notes to financial statements.

MARLEY COFFEE INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Years Ended January 31, 2009 and 2008
and the period from September 27, 2004 (Inception) through January 31, 2009

	Year	Year	Inception
	Ended	Ended	through
	January 31,	January 31,	January 31,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(200,686)	$(68,649)	$(294,104)
Adjustments to reconcile net loss to cash used by operating
activities:
Imputed interest on shareholder advance	-	-	1,004
Depreciation	1,268	271	1,539
Net change in:
Prepaid expenses	30,607	(36,207)	(5,600)
Accounts payable	(13,202)	18,017	5,685
Accounts payable to related party	(8,136)	19,588	11,452
CASH FLOWS USED IN OPERATING ACTIVITIES	(190,149)	(66,980)	(280,024)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(63,956)	(14,333)	(78,289)
CASH FLOWS USED IN INVESTING ACTIVITIES	(63,956)	(14,333)	(78,289)

CASH FLOWS FROM FINANCING ACTIVITIES
Shareholder advances, net	-	(6,024)	-
Proceeds from sale of common stock	125,000	125,000	319,010
Subscription received	47,500	-	47,500
CASH FLOWS PROVIDED BY FINANCING	172,500	118,976	366,510

NET INCREASE (DECREASE) IN CASH	(81,605)	37,663	8,197
Cash, beginning of period	89,802	52,139	-
Cash, end of period	$8,197	$89,802	$8,197

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

 See accompanying notes to financial statements.

MARLEY COFFEE INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2009

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

These financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As at January 31, 2009, the Company has incurred significant losses since inception. Because of its recurring losses, the Company will require additional working capital to develop its business operations.

There are no assurances that the Company will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support the Company's working capital requirements. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may not continue its operations.

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

Deferred Marketing and Advertising Costs

Costs incurring for producing marketing and advertising products including media, production and other promotional cost are deferred until the marketing or advertising first takes place. The Company’s marketing video was released during the fourth quarter. The expenditures on advertisement production amounted to $78,094 since inception, and are included with general and administrative expenses in the accompanying financial statements.

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

Revenue Recognition

Revenue is recognized at the point title and risk of loss is transferred to the customer, collection is reasonably assured, persuasive evidence of an arrangement exists and the price is fixed or determinable. As of January 31, 2009 the Company has not generated sales.

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

Foreign Currency Translation

The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non monetary assets and liabilities are translated at the exchange rates prevailing at the transaction date. Revenue and expenses are translated at average rates of exchange during the year. Gains or losses resulting from foreign currency transactions are included in results of operations.   The Company’s functional currency is the United States dollar.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consist of farm improvements and farm equipment. The farm equipment is amortized using straight-line method over their estimated useful life of two years. The farm improvements will be amortized beginning when the first coffee crop is ready for harvest over the then estimated useful life.

	January 31, 2009	January 31, 2008
Farm improvements	$73,905	$12,166
Equipment	4,384	2,167
	78,289	14,333
Less: accumulated depreciation	(1,539)	(271)
	$76,750	$14,062

Depreciation expense for the years ending January 31, 2009 and 2008 is $1,268 and $271, respectively.

NOTE 4 – RELATED PARTY TRANSACTIONS

In October 2004, a director and shareholder of the Company advanced the Company approximately $4,000 with no specific terms of repayment. The same advance was increased by $2,000 in January 2006. In the year ended January 31, 2008 the entire advance of $6,024 was repaid to the shareholder.

At January 31, 2008, $19,588 was owed to a director of the Company for the Company’s expenditures. During the year ended January 31, 2009, a net repayment of $8,136 was made to this director, reducing the amount owed to this director at January 31, 2009 to $11,452. The advance is unsecured, non-interest bearing and has no specific terms of repayment.

NOTE 5 – STOCKHOLDERS’ EQUITY

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

In April, 2008, David O’Neill transferred 13,660,099 common shares to Rohan Marley for no consideration, and transferred 3,000,000 common shares to Shane Whittle for cash consideration of $20,000. During the same period, Rohan Marley transferred 1,026,507 shares to Jonathan Forster for no consideration, and David O’Neill returned 54,511,389 common shares to the treasury of the Company for no consideration.

In November 2008 the Company received $47,500 as subscription for private placement of 38,000 shares of the Company’s common stock at $1.25 per share. The related common shares were not issued by January 31, 2009.

NOTE 6 – INCOME TAXES

No net provision for refundable Federal income tax has been made in the accompanying statement of operations because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carry forward has been recognized, as it is not deemed likely to be realized.

The provision for Federal income tax consists of the following:

	Year ended January 31, 2009	Year ended January 31, 2008
Federal income tax attributable to:
Current operations	$68,000	$23,000
Less, change in valuation allowance	(68,000)	(23,000)
Net provision	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising the Company’s net deferred tax amount is as follows:

January 31, 2009
Deferred tax asset attributable to:
Net operating loss carryover	$100,000
Valuation allowance	(100,000)
Net deferred tax asset	$-

At January 31, 2009, the Company had an unused net operating loss carryover approximating $294,000 that is available to offset future taxable income, which expires beginning in 2025.

NOTE 7 – COMMITMENTS

On October 31, 2007, the Company entered into a farm lease agreement with a Company owned by one of the directors, HM Estates (the “Landowner”), of Chepstowe Portland Farm, Jamaica to grow coffee on a farm situated in the Blue Mountain Coffee region of Jamaica. The term of the lease is from February 15, 2008 to February 15, 2015, renewable with extension agreement signed four month before the end of the lease term. The lease payment is $1,000 per year with the first payment due upon execution of the agreement (paid) and the subsequent annual payments due on every December 15 (2008 payment made). The cost of the lease is recorded as farming expense.

In November 2007, the Company entered into a car lease for the benefit of one of the directors. The lease expires in October 2011, and requires monthly payments of approximately $400 per month.

NOTE 8 – LEGAL SETTLEMENT

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

The Company has defended the action and asserted a counterclaim seeking the return of $24,425 (CAN $25,000) already paid to M&A. On June 10, 2008, the parties attended a mediation and the parties reached a settlement where both parties have agreed to withdraw their respective claims.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

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

Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of January 31, 2009.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section16 (a) of the Exchange Act.

Directors and Executive Officers, Promoters and Control Persons

Our directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Shane Whittle	President, Treasurer, Secretary & Director	33	August 22, 2007
Rohan Marley	Director	33	March 7, 2008

Business Experience

The following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he or she was employed.

Shane Whittle, President, Treasurer, Secretary and Director

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

Item 11. Executive Compensation.

Neither of our executive officers received any cash or other compensation during the fiscal years ended January 31, 2009 and 2008.

There were no grants of stock options or stock appreciation rights made during the fiscal years ended January 31, 2009 and 2008 to our executive officers and directors. There were no stock options outstanding as at January31, 2009. To date, we have not granted stock options or stock appreciation rights to any of our employees, consultants, directors or executive officers.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership

The following table sets forth, as of May 15, 2009, certain information with respect to the beneficial ownership of our common shares by each shareholder known to us to be the beneficial owner of 5% of our common shares, and by each of our officers and directors. Each person has sole voting and investment power with respect to the common shares, except as otherwise indicated. Beneficial ownership consists of a direct interest in the common shares, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Rohan Marley	12,635,592 common shares	39%
Shane Whittle	3,000,000 common shares	9%
Directors and Officers (as a group)	15,635,592 common shares	48%

(1)Based on 32, 570,198 shares outstanding as of April 30, 2009.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 13. Certain Relationships and Related Transactions.

None.

Item 14. Exhibits.

Exhibits required by Item 601 of Regulation S-B

(3) Articles of Incorporation and By-laws

3.1 Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2, filed on August 3, 2005).

3.2 Bylaws (incorporated by reference from our Registration Statement on Form SB-2, filed on August 3, 2005).

(31)	Section302 Certification
31.1	Certification of Shane Whittle.
(32)	Section906 Certification
32.1	Certification of Shane Whittle.

Item 15. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by LBB & Associates Ltd., LLP for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-K for the fiscal years ended January 31, 2009 and 2008 were $7,100 and $9,500, respectively.

Audit Related Fees

For the fiscal years ended January 31, 2009 and 2008, the aggregate fees billed for assurance and related services by LBB & Associates Ltd., LLP relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was $9,870 and $5,800, respectively.

Tax Fees

For the fiscal year ended January 31, 2009, the aggregate fees billed by LBB & Associates Ltd., LLP for other non-audit professional services, other than those services listed above, totaled $0.

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

•	approved by our audit committee (which consists of entire Board of Directors); or
•
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

The audit committee has considered the nature and amount of fees billed bulb & Associates, LLP and believes that the provision of services for activities unrelated to the audit is compatible with maintaining LBB &Associates Ltd., LLP’s independence.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARLEY COFFEE INC.

By:/s/Shane Whittle
Shane Whittle President, Treasurer, Secretary and Director
Date: May 15, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:/s/Shane Whittle
Shane Whittle President, Treasurer, Secretary and Director (Principal Executive Officer)
Date: May 15, 2009