Form 10-Q
period 2009-04-30
MARLEY COFFEE INC.
filed 2009-06-12
CIK 1334586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

 (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  April 30, 2009

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number  000-52161

MARLEY COFFEE INC.
(Exact name of small business issuer as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

375 South Fairfax Avenue Suite 321, Los Angeles, California 90036
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  32,570,198 common shares issued and outstanding as of June 10, 2009.

Transitional Small Business Disclosure Format (Check one):     Yes [   ]     No [X]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ] No [  ].

MARLEY COFFEE INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	April 30, 2009 (Unaudited)	January 31, 2009

ASSETS
Current assets
Cash	$375	$8,197
Prepaid expenses	-	5,600
Total current assets	375	13,797
Property and equipment, net of accumulated depreciation	83,436	76,750
Total assets	$83,811	$90,547
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$6,845	$5,685
Accounts payable to related party	19,869	11,452
Shareholder advances	5,000	-
Total current liabilities	31,714	17,137
Total liabilities	31,714	17,137

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value, 1,704,287,175 shares authorized,
32,570,198 shares issued and outstanding
as of April 30 and January 31, 2009, respectively	32,570	32,570
Additional paid-in capital	334,944	334,944
Deficit accumulated during the development stage	(315,417)	(294,104)
Total stockholders' equity	52,097	73,410
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$83,811	$90,547

See accompanying notes to financial statements.

MARLEY COFFEE INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Three Months Ended April 30, 2009 and 2008
and period from September 27, 2004 (Inception) through April 30, 2009
(Unaudited)

	Three Months	Three Months	Inception
	Ended	Ended	through
	April 30, 2009	April 30, 2008	April 30, 2009
Expenses:
General and administrative	$21,042	$20,571	$310,792
Farming cost	271	271	4,625
Net loss	$(21,313)	$(20,842)	$(315,417)
Net loss per share:
Basic and diluted	$(0.00)	$(0.00)
Weighted average shares outstanding:
Basic and diluted	32,570,198	85,745,223

See accompanying notes to financial statements.

MARLEY COFFEE INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Three Months Ended April 30, 2009 and 2008
and the period from September 27, 2004 (Inception) through April 30, 2009
(Unaudited)

	Three Months	Three Months	Inception
	Ended	Ended	through
	April 30,	April 30,	April 30,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,313)	$(20,842)	$(315,417)
Adjustments to reconcile net loss to cash used by operating
activities:
Imputed interest on shareholder advance	-	-	1,004
Depreciation	456	271	1,995
Net change in:
Prepaid expenses	5,600	(11,224)	-
Accounts payable	1,160	(11,059)	6,845
Accounts payable to related party	8,417	(13,562)	19,869
CASH FLOWS USED IN OPERATING ACTIVITIES	5,680	(56,416)	(285,704)

CASH FLOWS FROM INVESTING ACTIVITIES :
Purchase of property and equipment	(7,142)	(15,798)	(85,431)
CASH FLOWS USED IN INVESTING ACTIVITIES	(7,142)	(15,798)	(85,431)

CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder advances, net	5,000	-	5,000
Proceeds from sale of common stock	-	125,000	319,010
Subscription received	-	-	47,500
CASH FLOWS PROVIDED BY FINANCING	5,000	125,000	371,510

NET INCREASE (DECREASE) IN CASH	(7,822)	52,786	375
Cash, beginning of period	8,197	89,802	-
Cash, end of period	$375	$142,588	$375

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements.

MARLEY COFFEE INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
April 30, 2009
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Marley Coffee Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's registration statement filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year January 31, 2009 as reported in Form 10-K, have been omitted.

On February 25, 2008, the Company changed its name from Global Electronic Recovery Corp. to Marley Coffee Inc. when the Company merged with its subsidiary Marley Coffee Inc. to pursue the business of premium roasted coffee branded Marley Coffee.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consist of farm improvements and farm equipment. The farm equipment is amortized using straight-line method over their estimated useful life of two years. The farm improvements will be amortized beginning when the first coffee crop is ready for harvest over the then estimated useful life.

	April 30, 2009	January 31, 2009
Farm improvements	$81,047	$73,905
Equipment	4,384	4,384
	85,431	78,289
Less: accumulated depreciation	(1,995)	(1,539)
	$83,436	$76,750

Depreciation expense for the three months ending April 30, 2009 and 2008 is $456 and $271, respectively.

NOTE 3 – RELATED PARTY TRANSACTIONS

During the three months ended April 30, 2009  a director advanced $8,417 to the Company, increasing the balance owed to this director to $19,869 at April 30, 2009.

The advance is unsecured, non-interest bearing and has no specific terms of repayment.

NOTE 4 – SHAREHOLDER ADVANCES

During the three months ended April 30, 2009 a shareholder of the Company advanced $5,000 to the Company. The advance is unsecured, non-interest bearing and has no specific terms of repayment.

NOTE 5 – SHARE CAPITAL

In November 2008 the Company received $47,500 as subscription for private placement of 38,000 shares of the Company’s common stock at $1.25 per share. The related common shares were not issued by April 30, 2009.

NOTE 6 – SUBSEQUENT EVENT

In June 2009, our former Director, David O’Neill, and Rohan Marley entered into a Stock Transfer Agreement whereby Mr. Marley transferred his 12,635,592  shares of common stock in the Company, representing 38.7% of the Company’s outstanding shares of common stock, to David O’Neill.

As a result of the Closing, Mr. O’Neill obtained control of approximately 38.7% of the Company’s voting shares.

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

7.	Identify and facilitate the sale of secondary cash crops on the local market

Our administrative office is located at 375 South Fairfax Avenue Suite #321, Los Angeles California, USA 90036, telephone (323) 316-3456 and our registered statutory office is located at 2470 Saint Rose Parkway, Suite 304 Henderson, Nevada 89074. Our fiscal year end is January 31.

Product Research and Development

We do not anticipate that we will expend any significant funds on research and development over the twelve months ending April 30, 2010.

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

Purchase or Sale of Equipment

We did not purchase any equipment for the farm we lease in Jamaica during the current fiscal period.

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

We have no operating history and have maintained losses since inception that we expect to continue into the future. If the losses continue we may go out of business. We have no assets, no experience in the proposed line of business, certifications, current customers, or negotiations or agreements with any processing centers or refurbishes

We were incorporated in September 27, 2004 and only just recently began commencing a new business plan. We have only just completed our business plan to grow and roast our own and third party organic coffee. We have not realized any revenues to date. We have no operating history upon which an evaluation of our future success or failure can be made. There is a net loss since inception of $315,417 and also an accumulated deficit of $315,417. We expect to incur losses for the foreseeable future; therefore, we may not be able to achieve profitable operations and we may not even be able to generate any revenues. We will encounter difficulties as an early stage company in the rapidly evolving and highly marketed recycling end of life electronic industry. Therefore, the revenue and income potential of our business model is unproven.

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

Our current operating funds are less than necessary to complete all intended exploration of the property, and therefore we will need to obtain additional financing in order to complete our business plan.  As of April 30, 2009 we had cash in the amount of $375. We currently have minimal operations and we have no income.

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

Over the next twelve months we intend to use funds to commence marketing our service, leasehold improvements and for general and administrative expenditures, as follows:

Estimated Funding Required During the Next Twelve Months

General and Administrative		$55,000
Operations
Marketing/Advertising Leasehold Improvements	$ $	25,000 70,000
Working Capital		$50,500
Total		$200,500

Financial Condition, Liquidity and Capital Resources

Our principal capital resources have been through issuance of common stock and shareholder loans.

At April 30, 2009, there was negative working capital of $31,339.

At April 30, 2009, our total assets were $83,811, which consisted of cash of $375 and property of $83,436.

At April 30, 2009, our total current liabilities were $31,714.

For the three months ended April 30, 2009, we incurred expenditures of $21,313 and posted losses of $21,313. For the three months ending April 30, 2008, we incurred expenditures of $20,842 and posted losses of $20,842.  From inception to April 30, 2009, we incurred losses of $315,417. The principal components of the losses since inception through April 30, 2009 were administrative  and farm expenses.

At April 30, 2009, we had cash on hand of $375  We will require additional financing before we generate significant revenues. We intend to raise the capital required to meet any additional needs through sales of our securities in secondary offerings or private placements.  We have no agreements in place to do this at this time.

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

Item 3.  Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being April 30, 2009.  This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer.  Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report.  There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

There have been no changes to our internal controls over financial reporting during the most recent fiscal quarter.

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

MARLEY COFFEE INC.

/s/ Shane Whittle
Date: June 15, 2009	Shane Whittle, President, Treasurer and CEO (Principal Executive Officer)