Form 10-Q
period 2009-07-31
JAMMIN JAVA CORP.
filed 2009-09-21
CIK 1334586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

 (Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  July 31, 2009

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number  000-52161

JAMMIN JAVA CORP. (FORMERLY MARLEY COFFEE INC.)
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  32,570,198 common shares issued and outstanding as of September 15, 2009.

Transitional Small Business Disclosure Format (Check one):     Yes [   ]     No [X]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). .  Yes [ X ] No [  ].

JAMMIN JAVA CORP.
(FORMERLY MARLEY COFFEE INC.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	July 31, 2009	January 31, 2009
	(Unaudited)
ASSETS
Current assets
Cash	$1,415	$8,197
Prepaid expenses	-	5,600
Total current assets	1,415	13,797
Property and equipment, net	82,980	76,750
Total assets	$84,395	$90,547
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$11,560	$5,685
Accounts payable to related party	20,537	11,452
Shareholder advances	11,173	-
Total current liabilities	43,270	17,137
Total liabilities	43,270	17,137
Commitments and Contingencies
STOCKHOLDERS' EQUITY:
Common stock, $.001 par value, 1,704,287,175 shares authorized,
32,570,198 shares issued and outstanding
as of July 31 and January 31, 2009, respectively	32,570	32,570
Additional paid-in capital	334,944	334,944
Deficit accumulated during the development stage	(326,389)	(294,104)
Total Stockholders' Equity	41,125	73,410
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$84,395	$90,547

See accompanying notes to financial statements.

JAMMIN JAVA CORP. (FORMERLY MARLEY COFFEE INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Three and Six Months Ended July 31, 2009 and 2008
and period from September 27, 2004 (Inception) through July 31, 2009
(Unaudited)

	Three Months	Three Months	Six Months	Six Months	Inception
	Ended	Ended	Ended	Ended	through
	July 31, 2009	July 31, 2008	July 31, 2009	July 31, 2008	July 31, 2009
Expenses:
General and administrative	$10,701	$34,717	$31,743	$55,288	$321,493
Farming cost	271	271	542	542	4,896
Net loss	$(10,972)	$(34,988)	$(32,285)	$(55,830)	$(326,389)
Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding:
Basic and diluted	32,570,198	32,563,330	32,570,198	58,861,419

See accompanying notes to financial statements.

JAMMIN JAVA CORP. (FORMERLY MARLEY COFFEE INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Six Months Ended July 31, 2009 and 2008
and the period from September 27, 2004 (Inception) through July 31, 2009
(Unaudited)

	Six Months	Six Months	Inception
	Ended	Ended	through
	July 31,	July 31,	July 31,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(32,285)	$(55,830)	$(326,389)
Adjustments to reconcile net loss to cash used by operating
activities:
Imputed interest on shareholder advance	-	-	1,004
Depreciation	912	542	2,451
Net change in:
Prepaid expenses	5,600	(34,557)	-
Accounts payable	5,875	(8,787)	11,560
Accounts payable to related party	9,085	(13,562)	20,537
CASH FLOWS USED IN OPERATING ACTIVITIES	(10,813)	(112,194)	(290,837)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of property and equipment	(7,142)	(35,716)	(85,431)
CASH FLOWS USED IN INVESTING ACTIVITIES	(7,142)	(35,716)	(85,431)

CASH FLOWS FROM FINANCING ACTIVITIES
Shareholder advances, net	11,173	-	11,173
Proceeds from sale of common stock	-	125,000	319,010
Subscription received	-	-	47,500
CASH FLOWS PROVIDED BY FINANCING	11,173	125,000	377,683

NET INCREASE (DECREASE) IN CASH	(6,782)	(22,910)	1,415
Cash, beginning of period	8,197	89,802	-
Cash, end of period	$1,415	$66,892	$1,415

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements.

JAMMIN JAVA CORP.
(FORMERLY MARLEY COFFEE INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
July 31, 2009
(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Marley Coffee Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's registration statement filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year January 31, 2009, as reported in Form 10-K, have been omitted.

Effective July 13, 2009, we changed our name from "Marley Coffee Inc." to “Jammin Java Corp.” when we merged our subsidiary, Jammin Java Corp., into our company.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consist of farm improvements and farm equipment. The farm equipment is amortized using straight-line method over their estimated useful life of two years. The farm improvements will be amortized beginning when the first coffee crop is ready for harvest over the then estimated useful life.

	July 31, 2009	January 31, 2009
Farm improvements	$81,047	$73,905
Equipment	4,384	4,384
	85,431	78,289
Less: accumulated depreciation	(2,451)	(1,539)
	$82,980	$76,750

Depreciation expense for the six months ending July 31, 2009 and 2008 is $912 and $542, respectively.

NOTE 3 – RELATED PARTY TRANSACTIONS

During the six months ended July 31, 2009 a director of the Company advanced $9,085 to the Company, increasing the balance owed to this director to $20,537 at July 31, 2009.

The advance is unsecured, non-interest bearing and has no specific terms of repayment.

NOTE 4 – SHAREHOLDER ADVANCES

During the six months ended July 31, 2009 a shareholder of the Company advanced $11,173 to the Company. The advance is unsecured, non-interest bearing and has no specific terms of repayment.

NOTE 5 – SHARE CAPITAL

In November 2008, the Company received $47,500 as subscription for private placement of 38,000 shares of the Company’s common stock at $1.25 per share. The related common shares were not issued by July 31, 2009.

In June 2009, a Director, David O’Neill, and Rohan Marley entered into a Stock Transfer Agreement whereby Mr. Marley transferred his 12,635,592 shares of common stock in the Company, representing 38.7% of the Company’s outstanding shares of common stock, to David O’Neill.

As a result of the above transaction, Mr. O’Neill obtained control of approximately 38.7% of the Company’s voting shares.

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

Effective July 13, 2009, we changed our name from "Marley Coffee Inc." to “Jammin Java Corp.” when we merged our subsidiary, Jammin Java Corp., into our company. Our common stock will be quoted on the NASD Over-the-Counter Bulletin Board under the new symbol "JAMN" effective at the opening of the market on September 17, 2009.

Properties

Effective February 15, 2008 we entered into a lease agreement for 52 acres of coffee farmland in the Jamaican Blue Mountains.  The term is eight years and has an annual lease payment of $1,000.  The farm is located at Chepstowe,Skibo in Portland, Jamaica. The farm is spread out over 52 acres of land. Currently only 12 acres have been identified for coffee production but this will be increased but to a maximum of 30 acres to preserve ecological diversity. Due to the altitude and geographic location of the land on which the farm is located, the coffee produced can be classified as “Blue Mountain Coffee.”

Current Business Operations
Marley Coffee

In February 2008, we decided to pursue the business of premium roasted coffee to take advantage of the consumer awareness and significant trend toward packaged ground premium and super premium coffees with new Marley Coffee branded entries to the category.   We also intend to develop a share of the category and create a leadership position by capitalizing on the success of the Marley name  with our new brand  and franchise while using  Jamaican Blue Mountain as the flagship item.  The brand will be “Jammin Java” by Rohan Marley In addition, we intend to use this opportunity to take advantage of this strong increase in consumer demand by stepping forward and combining name, music and quality coffees to generate interest.

Effective July 13, 2009, we changed our name from "Marley Coffee Inc." to "Jammin Java Corp." when we merged our subsidiary, Jammin Java Corp., into our company.

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

Product Research and Development

We do not anticipate that we will expend any significant funds on research and development over the twelve months ending July 31, 2010.

Employees

Currently, we currently have  no employees other than our officers. We are not a party to any collective bargaining agreements. We have not entered into any employment agreements with any of our executives. We anticipate that we will enter into employment agreements without officers when, and if, our revenue production justifies such agreements. We do not currently anticipate that we will hire any employees in the next three months, unless we successfully raise funds necessary to implement our business plan. From time-to-time, we anticipate that we will also use the services of independent contractors and consultants to support our business development. We believe our future success depends in large part upon the continued service of our senior management personnel and our ability to attract and retain highly qualified technical and managerial personnel.

Purchase or Sale of Equipment

We  purchased $7,142 of equipment for the farm we lease in Jamaica during the current fiscal period.

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

We were incorporated in September 27, 2004 and only just recently began commencing a new business plan. We have only just completed our business plan to grow and roast our own and third party organic coffee. We have not realized any revenues to date. We have no operating history upon which an evaluation of our future success or failure can be made. There is a net loss since inception of $326,389 and also an accumulated deficit of $326,389. We expect to incur losses for the foreseeable future; therefore, we may not be able to achieve profitable operations and we may not even be able to generate any revenues. We will encounter difficulties as an early stage company in the rapidly evolving and highly marketed recycling end of life electronic industry. Therefore, the revenue and income potential of our business model is unproven.

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

Our current operating funds are less than necessary to complete all intended exploration of the property, and therefore we will need to obtain additional financing in order to complete our business plan.  As of July 31, 2009 we had cash in the amount of 1,415. We currently have minimal operations and we have no income.  Our business plan calls for significant expenses in connection with the development of our coffee property. We will require additional financing to sustain our business operations if we are not successful in earning revenues once coffee production is complete.  We do not currently have any arrangements for financing and we can provide no assurance to investors that we will be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including the market prices for copper, silver and gold, investor acceptance of our property and general market conditions.  These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.  The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders.

Because we have commenced limited business operations, we face a high risk of business failure.

We have only just recently commenced operations.   Accordingly, we have no way to evaluate the likelihood that our business will be successful.  We were incorporated on September 27, 2004 and have been involved primarily in organizational activities and the acquisition of our mineral property.  We have not earned any revenues as of the date of this document.
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

At July 31, 2009, there was negative working capital of $41,855.

At July 31, 2009, our total assets were $84,395, which consisted of cash of $1,415 and property of $82,980.

At July 31, 2009, our total current liabilities were $43,270.

For the three months ended July 31, 2009, we incurred expenditures of $10,972 and posted losses of $10,972. For the three months ending July 31, 2008, we incurred expenditures of $34,988 and posted losses of $34,988.  From inception to July 31, 2009, we incurred losses of $326,389. The principal components of the losses since inception through July 31, 2009 were administrative  and farm expenses.

For the six months ended July 31, 2009, we incurred expenditures of $32,285 and posted losses of $32,285. For the six months ending July 31, 2008, we incurred expenditures of $55,830 and posted losses of $55,830.  From inception to July 31, 2009, we incurred losses of $326,389. The principal components of the losses since inception through July 31, 2009 were administrative  and farm expenses.

At July 31, 2009, we had cash on hand of $1,415. We will require additional financing before we generate significant revenues. We intend to raise the capital required to meet any additional needs through sales of our securities in secondary offerings or private placements.  We have no agreements in place to do this at this time.

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

Item 3.  Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being July 31, 2009.  This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer.  Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report.  There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

MARLEY COFFEE INC.
/s/ Shane Whittle
Date: September 21, 2009	Shane Whittle, President, Treasurer and CEO (Principal Executive Officer)