Form 10-K/A
period 2009-01-31
JAMMIN JAVA CORP.
filed 2009-11-16
CIK 1334586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

These shares were acquired from us in private placements that were exempt from registration under Regulation S of the Securities Act of 1933.

In November 2008 the Company received $47,500 as subscription for private placement of 38,000 shares of the Company’s common stock at $1.25 per share. These shares were acquired from us in private placements that were exempt from registration under Regulation S of the Securities Act of 1933.

The subscription

Item 6.  Selected Financial Data

Not required for smaller reporting companies.

Item 7. Management Discussion and Analysis and Plan of Operation.

Results of Operations.

For the year ending January 31, 2009 we posted losses of $200,686 as compared to losses of $68,649 for the year ended January 31, 2008. Inception through January 31, 2009 losses total $294,104. General and administrative expenses are the principal components of our losses since inception. The principal source of cash was from private placements of our common stock.  The principal uses of cash resources and the dollar amounts involved were as follows:

Consulting fees to farm biologist: $14,000
Accounting and audit fees: $27,000
Legal fees: $16,000
Travel fees for officers to farm in Jamaica: $9,000
Advertising: $100,000
Farm expenses including seedlings and labor: $60,000

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

In February 2008, the Company received $125,000 as subscription for private placement of 125,000 shares of the Company’s common stock at $1.00 per share. The related common shares were issued in May, 2008. These shares were acquired from us in private placements that were exempt from registration under Regulation S of the Securities Act of 1933.

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

Management, with the participation of our principal executive and financial officers, conducted an evaluation of the effectiveness of our internal control over financial reporting, as of January 31, 2009, based on the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of January 31, 2009.

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

We intend to pay consulting fees to our directors and officers in the future as we determine necessary. In addition, we intend to compensate our directors in the future with stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee that may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may also award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. No director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

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

Effective February 15, 2008 Marley Coffee entered into a lease agreement for 52 acres of coffee farmland in the Jamaican Blue Mountains.  The term is eight years and has an annual lease payment of $1,000.  The lease is with one of our directors Rohan Marley.

Item 14. Exhibits.

Exhibits required by Item 601 of Regulation S-B

(3) Articles of Incorporation and By-laws

3.1 Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2, filed on August 3, 2005).

3.2 Bylaws (incorporated by reference from our Registration Statement on Form SB-2, filed on August 3, 2005).

(10) Material Contracts

10.1 Farm Lease between Rohan Marley and the Company.

10.2 Subscription Agreement dated November 2008.

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
Date: November 10, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:/s/Shane Whittle
Shane Whittle President, Treasurer, Secretary and Director (Principal Executive Officer), Principal Financial Officer and Principal Accounting Officer)
Date: November 10, 2009
By:/s/ Rohan Marley
Rohan Marley, Director
Date: November 10, 2009