Form 10-Q
period 2009-10-31
JAMMIN JAVA CORP.
filed 2009-12-14
CIK 1334586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

 (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  October 31, 2009

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
323-630-3456
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  32,570,198 common shares issued and outstanding as of December 15, 2009.

Transitional Small Business Disclosure Format (Check one):     Yes [   ]     No [X]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). .  Yes [ X ] No [  ].

JAMMIN JAVA CORP.
 (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	October 31, 2009 (Unaudited)	January 31, 2009
ASSETS
Current assets
Cash	$1,206	$8,197
Prepaid expenses	-	5,600
Total current assets	1,206	13,797
Property and equipment	82,525	76,750
Total assets	$83,731	$90,547
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$12,734	$5,685
Advances from related parties	33,886	11,452
Total current liabilities	46,620	17,137
Total liabilities	46,620	17,137
Commitments and Contingencies
STOCKHOLDERS' EQUITY:
Common stock, $.001 par value, 1,704,287,175 shares authorized,
32,570,198 shares issued and outstanding
as of October 31 and January 31, 2009, respectively	32,570	32,570
Additional paid-in capital	334,944	334,944
Deficit accumulated during the development stage	(330,403)	(294,104)
Total Stockholders' Equity	37,111	73,410
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$83,731	$90,547

See accompanying notes to financial statements.

JAMMIN JAVA CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Three and Nine Months Ended October 31, 2009 and 2008
And the period from September 27, 2004 (Inception) through October 31, 2009
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months	Inception
	Ended	Ended	Ended	Ended	through
	October 31, 2009	October 31, 2008	October 31, 2009	October 31, 2008	October 31, 2009
Expenses:
General and administrative	$3,743	$17,903	$35,486	$73,191	$325,236
Farming cost	271	271	813	813	5,167
Net loss	$(4,014)	$(18,174)	$(36,299)	$(74,004)	$(330,403)
Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding:
Basic and diluted	32,570,198	32,570,198	32,570,198	50,033,710

See accompanying notes to financial statements.

JAMMIN JAVA CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Nine Months Ended October 31, 2009 and 2008
and the period from September 27, 2004 (Inception) through October 31, 2009
(Unaudited)

	Nine Months	Nine Months	Inception
	Ended	Ended	through
	October 31,	October 31,	October 31,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(36,299)	$(74,004)	$(330,403)
Adjustments to reconcile net loss to cash used by operating
activities:
Imputed interest on shareholder advance	-	-	1,004
Depreciation	1,367	813	2,906
Net change in:
Prepaid expenses	5,600	(41,887)	-
Accounts payable	7,049	(17,387)	12,734
CASH FLOWS USED IN OPERATING ACTIVITIES	(22,283)	(132,465)	(313,759)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of property and equipment	(7,142)	(60,891)	(85,431)
CASH FLOWS USED IN INVESTING ACTIVITIES	(7,142)	(60,891)	(85,431)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties, net	22,434	(10,562)	33,886
Proceeds from sale of common stock	-	125,000	319,010
Subscription received	-	-	47,500
CASH FLOWS PROVIDED BY FINANCING	22,434	114,438	400,396

NET INCREASE (DECREASE) IN CASH	(6,991)	(78,918)	1,206
Cash, beginning of period	8,197	89,802	-
Cash, end of period	$1,206	$10,884	$1,206

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements.

JAMMIN JAVA CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
October 31, 2009
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Jammin Java Corp. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's registration statement filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year January 31, 2009, as reported in Form 10-K, have been omitted.

Effective July 13, 2009, the Company changed its name from Marley Coffee Inc. to Jammin Java Corp. when the Company merged its subsidiary, Jammin Java Corp.

The Company has evaluated subsequent events for recognition or disclosure through the date these financial statements were available to be issued, December 11, 2009.

Certain 2008 balances have been reclassified to conform to 2009 presentation.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consist of farm improvements and farm equipment. The farm equipment is amortized using straight-line method over its estimated useful life of two years. The farm improvements will be amortized beginning when the first coffee crop is ready for harvest over the then estimated useful life.

	October 31, 2009	January 31, 2009
Farm improvements	$81,047	$73,905
Equipment	4,384	4,384
	85,431	78,289
Less: accumulated depreciation	(2,906)	(1,539)
	$82,525	$76,750

Depreciation expense for the nine months ending October 31, 2009 and 2008 is $1,367 and $813, respectively.

NOTE 3 – RELATED PARTY TRANSACTIONS

During the nine months ended October 31, 2009, a director of the Company advanced $11,261 to the Company, increasing the balance owed to this director to $22,713 at October 31, 2009.

The advance is unsecured, non-interest bearing and has no specific terms of repayment.

During the nine months ended October 31, 2009 a shareholder of the Company advanced $11,173 to the Company. The advance is unsecured, non-interest bearing and has no specific terms of repayment.

NOTE 4 – SHARE CAPITAL

In November 2008, the Company received $47,500 as subscription for private placement of 38,000 shares of the Company’s common stock at $1.25 per share. The related common shares were not issued by October 31, 2009.

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

As used in this quarterly report, the terms "we", "us", "our company", and "Jammin Java" mean Jammin Java Corp., unless otherwise indicated.  All dollar amounts refer to US dollars unless otherwise indicated.

Business History

Jammin Java was incorporated on September 27, 2004 under its former name “Global Electronic Recovery Corp.” Our resident agent is Empire Stock Transfer of Nevada located at 2470 Saint Rose Parkway, Suite 304 Henderson, Nevada. Prior to the February 25, 2008, we were engaged in the recycling of electronic waste in the city of Los Angeles, California.  We commenced limited operations including a feasibility study and the search for an appropriate facility location. We also joined various recycling organizations to assist in the marketing of our recycling facility.  As our management conducted due diligence on the electronic waste recycling industry, management realized that this industry did not present the best opportunity for our company to realize value for our shareholders.  In an effort to substantiate shareholder value, Jammin Java then sought to identify, evaluate and investigate various companies and compatible or alternative business opportunities with the intent that, should the opportunity arise, a new business be pursued.

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

Current Business Operations
Jammin Java

In February 2008, we decided to pursue the business of premium roasted coffee to take advantage of the consumer awareness and significant trend toward packaged ground premium and super premium coffees with new Marley Coffee branded entries to the category.   We also intend to develop a share of the category and create a leadership position by capitalizing on the success of the Marley name  with our new brand  and franchise while using  Jamaican Blue Mountain as the flagship item.  The brand will be “Jammin Java” by Rohan Marley. In addition, we intend to use this opportunity to take advantage of this strong increase in consumer demand by stepping forward and combining name, music and quality coffees to generate interest.

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

Product Research and Development

We do not anticipate that we will expend any significant funds on research and development over the twelve months ending October 31, 2010.

Employees

Currently, we  have no employees other than our officers.  We do not have employment contracts with our officers. We are not a party to any collective bargaining agreements. We have not entered into any employment agreements with any of our executives. We anticipate that we will enter into employment agreements without officers when, and if, our revenue production justifies such agreements. We do not currently anticipate that we will hire any employees in the next three months, unless we successfully raise funds necessary to implement our business plan. From time-to-time, we anticipate that we will also use the services of independent contractors and consultants to support our business development. We believe our future success depends in large part upon the continued service of our senior management personnel and our ability to attract and retain highly qualified technical and managerial personnel.

Purchase or Sale of Equipment

We  purchased no equipment for the farm we lease in Jamaica during the current fiscal period.

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

We have no operating history and have maintained losses since inception that we expect to continue into the future. If the losses continue we may go out of business. We have no experience in the proposed line of business, certifications, current customers, or negotiations or agreements with any processing centers or refurbishes
We were incorporated in September 27, 2004 and only just recently began commencing a new business plan. We have only just completed our business plan to grow and roast our own and third party organic coffee. We have not realized any revenues to date. We have no operating history upon which an evaluation of our future success or failure can be made. There is a net loss since inception of $330,403 and also an accumulated deficit of $330,403. We expect to incur losses for the foreseeable future; therefore, we may not be able to achieve profitable operations and we may not even be able to generate any revenues. We will encounter difficulties as an early stage company in the rapidly evolving and highly marketed recycling end of life electronic industry. Therefore, the revenue and income potential of our business model is unproven.

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

Our current operating funds are less than necessary to complete all intended exploration of the property, and therefore we will need to obtain additional financing in order to complete our business plan.  As of October 31, 2009 we had cash in the amount of $1,206. We currently have minimal operations and we have no income. Our business plan calls for significant expenses in connection with the development of our coffee property. We will require additional financing to sustain our business operations if we are not successful in earning revenues once coffee production is complete.  We do not currently have any arrangements for financing and we can provide no assurance to investors that we will be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including the market prices for copper, silver and gold, investor acceptance of our property and general market conditions.  These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders.

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

Because one of our directors and officers is also a director and officer of a possible competitor to us, we may lose possible business opportunities

Our management is not required to nor will he commit his full time to our affairs. As a result, pursuing new business opportunities may require a greater period of time than if he would devote his full time to our affairs. Management is not precluded from serving as an officer or director of any other entity that is engaged in business activities similar to those of Jammin Java. Mr. Whittle is currently an officer and director of Marley Coffee, LLC, a company substantially similar to Jammin Java. Management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. In general, officers and directors of a Nevada corporation are required to present certain business opportunities to a corporation for which they serve as an officer of director. In the event that our management has multiple business affiliations, he may have similar legal obligations to present certain business opportunities to multiple entities. In the event that a conflict of interest shall arise, management will consider factors such as reporting status, availability of audited financial statements, current capitalization and the laws of jurisdictions. If several business opportunities or operating entities approach management with respect to a business combination, management will consider the foregoing factors as well as the preferences of the management of the operating company. However, management will act in what he believes will be in the best interests of the shareholders of Jammin Java and other respective public companies.

In addition, conflicts of interest create the risk that management may have an incentive to act adversely to the interests of other non-management stockholders. A conflict of interest may arise between management's personal pecuniary interest and its fiduciary duty to stockholders.

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

At October 31, 2009, there was negative working capital of $45,414.

At October 31, 2009, our total assets were $83,731, which consisted of cash of $1,206 and property of $82,525.

At October 31, 2009, our total current liabilities were $46,620.

For the three months ended October 31, 2009, we incurred expenditures of $4,014 and posted losses of $4,014. For the three months ending October 31, 2008, we incurred expenditures of $18,174 and posted losses of $18,174.  From inception to October 31, 2009, we incurred losses of $330,403. The principal components of the losses since inception through October 31, 2009 were administrative  and farm expenses.

For the nine months ended October 31, 2009, we incurred expenditures of $36,299 and posted losses of $36,299. For the nine months ending October 31, 2008, we incurred expenditures of $74,004 and posted losses of $74,004.  From inception to October 31, 2009, we incurred losses of $330,403. The principal components of the losses since inception through October 31, 2009 were administrative  and farm expenses.

At October 31, 2009, we had cash on hand of $1,206. We will require additional financing before we generate significant revenues. We intend to raise the capital required to meet any additional needs through sales of our securities in secondary offerings or private placements.  We have no agreements in place to do this at this time.

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

Item 3.  Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being October 31, 2009.  This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer.  Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report.  There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

JAMMIN JAVA CORP.
/s/ Shane Whittle
Date: December 14, 2009	Shane Whittle, President, Treasurer and CEO (Principal Executive Officer)