Form 10-K/A
period 2009-01-31
JAMMIN JAVA CORP.
filed 2010-02-02
CIK 1334586

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

In November 2008 the Company received $47,500 as subscription for private placement of 38,000 shares of the Company’s common stock at $1.25 per share. These shares were purchased from us in private placements that were exempt from registration under Regulation S of the Securities Act of 1933.  The facts relied upon to make the exemption available were as follows:

-We concluded that the buyer was offshore at the time of the offer or sale; and

- no “directed selling efforts” were made in the United States by the company.  The shares were issued to Helen Whittle, an individual resident in an offshore jurisdiction.

The subscription proceeds have been received by the Company.  The related common shares were not issued by January 31, 2009.

Item 6.  Selected Financial Data

Not required for smaller reporting companies.

Item 7. Management Discussion and Analysis and Plan of Operation.

Results of Operations.

For the year ending January 31, 2009 we posted losses of $200,686 as compared to losses of $68,649 for the year ended January 31, 2008. Inception through January 31, 2009 losses total $294,104. General and administrative expenses are the principal components of our losses since inception.  The principal source of cash was from private placements of our common stock.  The principal uses of cash resources and the dollar amounts involved for the year ended January 31, 2009 were as follows:

Consulting fees to farm biologist: $14,000
Accounting and audit fees: $27,000
Legal fees: $16,000
Travel fees for officers to farm in Jamaica: $9,000
Advertising: $100,000
Farm expenses including seedlings and labor: $60,000

The principal uses of cash resources and the dollar amounts involved for the year ended January 31, 2008 were as follows:

Admin	(11,987.91)

Audit	(12,900.00)
Bookkeeping	(1,350.00)

Business plan	(22,778.94)

Jamaica farm	(18,222.60)
Legal	(182.94)

Product design	(6,412.00)
Set up office in Jamaica	(3,220.00)

Shareholder advance repayment	(17,201.27)

Transfer agent	(1,500.00)

Total	(95,755.66)

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

Management, with the participation of our principal executive and financial officers, conducted an evaluation of the effectiveness of our internal control over financial reporting, as of January 31, 2009, based on the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. As a result of this assessment, management concluded that, as of and for the year ended August 31, 2009, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles as of the year and quarter ended January 31, 2009.

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
In November 2007, the Company entered into a car lease for the benefit of Shane Whittle, one of our directors. The lease expires in October 2011, and requires monthly payments of approximately $400 per month.

At January 31, 2008, $19,588 was owed to Shane Whittle, a director of the Company for the Company’s expenditures. During the year ended January 31, 2009, a net repayment of $8,136 was made to Mr. Whittle, reducing the amount owed to this director at January 31, 2009 to $11,452. The advance is unsecured, non-interest bearing and has no specific terms of repayment.

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
Date: February 2, 2010
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
By:/s/Shane Whittle
Shane Whittle President, Treasurer, Secretary and Director (Principal Executive Officer), Principal Financial Officer and Principal Accounting Officer)
Date: February 2, 2010
By:/s/ Rohan Marley
Rohan Marley, Director
Date: February 2, 2010