Form 10-K/A
period 2009-01-31
JAMMIN JAVA CORP.
filed 2010-03-22
CIK 1334586

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

These shares were acquired from us in private placements that were exempt from registration under Regulation S of the Securities Act of 1933. The facts relied upon to make the exemption available were as follows:

-We concluded that the buyer was offshore at the time of the offer or sale; and
- no “directed selling efforts” were made in the United States by the company.  The shares were issued to CAT Brokerage, a brokerage resident in an offshore jurisdiction.

In November 2008 the Company received $47,500 as subscription for private placement of 38,000 shares of the Company’s common stock at $1.25 per share. These shares were purchased from us in private placements that were exempt from registration under Regulation S of the Securities Act of 1933.  The facts relied upon to make the exemption available were as follows:

-We concluded that the buyer was offshore at the time of the offer or sale; and
- no “directed selling efforts” were made in the United States by the company.  The shares were issued to CAT Brokerage, a brokerage resident in an offshore jurisdiction.

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

For the year ended January 31, 2008 we raised $172,500 through private placements of our common stock.

For the year ended January 31, 2009 we raised $0 through the private placements of our common stock.

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

Cash Requirements

Over the next twelve months we intend to use funds to commence marketing our product, leasehold improvements and for general and administrative expenditures, as follows:

Estimated Funding Required During the Next Twelve Months

General and Administrative		$55,000
Operations
Marketing/Advertising Farm Improvements	$ $	25,000 70,000
Working Capital		$50,500
Total		$200,500

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

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow for timely decisions regarding required disclosure. As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2009.  Based on the foregoing, our principal executive and financial officers concluded that our disclosure controls and procedures are effective to ensure the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed and reported within the time periods specified in the SEC’s rules and forms.

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

Management, with the participation of our principal executive and financial officers, conducted an evaluation of the effectiveness of our internal control over financial reporting, as of January 31, 2009, based on the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. As a result of this assessment, management concluded that, as of and for the year ended January 31, 2009 , our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles as of the year and quarter ended January 31, 2009.

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

Item 13. Certain Relationships and Related Transactions.

In October 2004, David O’Neill a former director and shareholder of the Company advanced the Company approximately $4,000 with no specific terms of repayment. The same advance was increased by $2,000 in January 2006. In the year ended January 31, 2008 the entire advance of $6,024 was repaid to the shareholder.

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
Date: March 19, 2010