Form 10-K/A
period 2009-01-31
JAMMIN JAVA CORP.
filed 2010-04-28
CIK 1334586

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

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of January 31, 2009, our principal executive officer and principal financial officer evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). This evaluation of the disclosure controls and procedures included controls and procedures designed to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms. Such disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on the foregoing, our principal executive and financial officers concluded that our disclosure controls and procedures were not effective as of January 31, 2009 as we failed to provide the disclosure required by Item 307 of Regulation S-K.  To remediate this in the future our management intends to more carefully ensure that all aspects of our disclosure conform with Rule 13a-15 -- Issuer's Disclosure Controls and Procedures Related to Preparation of Required Reports.

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
Date: April 27, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:/s/Shane Whittle
Shane Whittle President, Treasurer, Secretary and Director (Principal Executive Officer), Principal Financial Officer and Principal Accounting Officer)
Date: April 27, 2010
By:/s/ Rohan Marley
Rohan Marley, Director
Date: April 27, 2010