Form 10-K
period 2010-01-31
JAMMIN JAVA CORP.
filed 2010-05-18
CIK 1334586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)
[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  January 31, 2010

[   ]           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [   ] to [   ]

Commission file number  333-127143

JAMMIN JAVA CORP.
(Name of small business issuer in its charter)

Nevada	264204714
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8350 Wilshire Blvd	90211
(Address of principal executive offices)	(Zip Code)

Nevada	EIN: 264204714
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Issuer's telephone number 323-556-0746

Securities registered pursuant to Section 12(b) of the Act:

Title of each class None	Name of each exchange on which registered N/A

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

Large accelerated filer	Accelerated filer
Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days.  (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

There is no public trading market for our common shares in the United States or elsewhere. Based on the last sale price of our shares of $0.10, our aggregate market value is $569,000.

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

98,910,594 common shares issued and outstanding as of May 17,  2010

Transitional Small Business Disclosure Format (Check one):   Yes [   ];   No [X].

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

As used in this annual report, the terms "we", "us”,” our", and "Jammin Java" mean Jammin Java Corp.

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

Effective July 13, 2009, we changed our name from "Marley Coffee Inc." to “Jammin Java Corp.” when we merged our subsidiary, Jammin Java Corp., into our company. Our common stock was quoted on the NASD Over-the-Counter Bulletin Board under the new symbol "JAMN" effective at the opening of the market on September 17, 2009.

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

We also intend to produce our own premium organic coffee on the farmland we lease in the Blue Mountain region of Jamaica. Our goal is to manage the Marley Coffee Farm in a manner that ensures economic viability, optimal yields and unrivaled product quality while maintaining the environmental integrity of the ecosystem incompliance with international organic standards.

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

Product Research and Development

We do not anticipate that we will expend any significant funds on research and development over the twelve months ending January 31, 2011.

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

Purchase or Sale of Equipment

We intend to purchase some equipment to operate our business.  We anticipate such expenditures to be approximately $5,000.

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

We have no operating history and have maintained losses since inception that we expect to continue into the future. If the losses continue we may go out of business. We have  no experience in the proposed line of business, certifications, current customers, or negotiations or agreements with any processing centers or refurbishes

We were incorporated in September 27, 2004 and only just recently began commencing a new business plan. We have only just completed our business plan to grow and roast our own and third party organic coffee. We have not realized any revenues to date. We have no operating history upon which an evaluation of our future success or failure can be made. There is a net loss since inception of $423,591 and also an accumulated deficit of $423,591. We expect to incur losses for the foreseeable future; therefore, we may not be able to achieve profitable operations and we may not even be able to generate any revenues. We will encounter difficulties as an early stage company in the rapidly evolving and highly marketed recycling end of life electronic industry. Therefore, the revenue and income potential of our business model is unproven.

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

It is proposed that we obtain organic certification for our leased farmland in Jamaica from the certifying agency Certification of Environmental Standards (CERES). If we are unable to obtain certification we may be forced to grow non-organic coffee on our property. This may impair our business plan and force us to buy from third party sources.

We need to continue as a going concern if our business is to succeed, if we do not we will go out of business.

Our independent accountant's report to our audited financial statements for the period ended January 31, 2010 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern.  Such factors identified in the report are our accumulated deficit since inception, our failure to attain profitable operations and our dependence upon adequate financing to pay our liabilities.  If we are not able to continue as a going concern, it is likely investors will lose their investments.

If we do not obtain additional financing, our business will fail.

Our current operating funds are less than necessary to complete all intended exploration of the property, and therefore we will need to obtain additional financing in order to complete our business plan.  As of January 31, 2010 we had cash in the amount of $27,513. We currently have minimal operations and we have no income.

Our business plan calls for significant expenses in connection with the development of our coffee business. We will require additional financing to sustain our business operations if we are not successful in earning revenues once coffee production is complete.  We do not currently have any arrangements for financing and we can provide no assurance to investors that we will be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including the market prices for copper, silver and gold, investor acceptance of our property and general market conditions.  These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders.

Because we have commenced limited business operations, we face a high risk of business failure.

We have not yet commenced operations   Accordingly, we have no way to evaluate the likelihood that our business will be successful.  We were incorporated on September 27, 2004 and have been involved primarily in organizational activities and the development of our coffee farm.  We have not earned any revenues as of the date of this prospectus.

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

Item 2.  Description of Property.

Our administrative office is located at 375 South Fairfax Avenue Suite 321,Los Angeles, CA 90036 and our telephone number is (323) 100-X. Effective February 15, 2008 Marley Coffee entered into a lease agreement for 52 acres of coffee farmland in the Jamaican Blue Mountains.  The term is eight years and has an annual lease payment of $1,000.

On March 31, 2010 the Company entered into an asset purchase and sale agreement (the “Asset Agreement”) and Trade Mark License Agreement (the “License Agreement”) with Marley Coffee LLC (“MCL”), a private limited liability company of which the two directors of the Company have a combined controlling interest.

MCL owns “Marley Coffee” and related trademarks (the “Trademarks”). In accordance with the License Agreement, MCL grants to the Company an exclusive, transferable, sub-licensable, worldwide license to use the Trademarks for the licensed products.

The consideration for the license of the Trademarks is as follows:

(1)	The Company entered into the Asset Agreement to sell all its interests in the development of Marley Coffee trademarks, branding, business plan and farm lease improvements to MCL.

(2)	The Company assigns the Farm Lease Agreement to MCL and transfers to MCL all its interest in the Farm Lease Agreement and leasehold improvement on the farm .

(3)	The Company will issue to MCL ten million (10,000,000) shares of common stock of the Company as follows:
-	One Million (1,000,000) shares upon the execution of the License Agreement (not issued)
-	An additional One Million (1,000,000) shares on each anniversary of the execution of the License Agreement for the following nine years.

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

We have a website address at www.jamminjavacoffee.com.

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

Item 4.  Submissions of Matters to a Vote of Security Holders.

None.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

As of May 17, 2010 there were 32 holders of record of our common stock. As of such date, 98,910,594 common shares were issued and outstanding. Our common stock is quoted on the Over-the-Counter Bulletin Board under the symbol "JAMN”.

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

Recent Sales of Unregistered Securities

In December 2009 the Company issued 1,200,000 common shares at $0.075 per share for total proceeds of $90,000, of which $50,000 was received after the year end.

Item 6.   Selected Financial Data.

Not applicable

Item 7.   Management Discussion and Analysis and Plan of Operation.

Results of Operations.

For the year ending January 31, 2010 we posted losses of $129,487 as compared to losses of $200,686 for the year ended January 31, 2009. Inception through January 31, 2010 losses total $423,591. General and administrative expenses are the principal component of our losses since inception.

Financial Condition, Liquidity and Capital Resources

At January 31, 2010, we had cash of $27,513.

As of January 31, 2010, we had a working capital deficit of $17,371. We will require financing before can implement our scaled back business plan and generate significant revenues. We intend to raise additional capital required to implement our business plan.

At January 31, 2010 our total assets were $28,807 comprised of cash and property  and equipment.

As of January 31, 2010, our total liabilities were $44,884 comprised of third party payables and related party payables. This compares to our total liabilities of $17,137 at January 31, 2009.

Cash Requirements

Over the next twelve months we intend to use funds to commence marketing our service, leasehold improvements and for general and administrative expenditures, as follows:

Estimated Funding Required During the Next Twelve Months

General and Administrative	$55,000
Operations
Marketing/Advertising	$25,000
Working Capital	$50,500
Total	$130,500

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

Property and Equipment

Property and equipment are stated at cost plus the fair value of asset retirement obligations, if any, less accumulated depreciation. Depreciation is computed by the straight-line method over the estimated useful lives of these assets. The Company reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If an evaluation of recoverability is required, the estimated undiscounted future cash flows directly associated with the asset are compared to the asset’s carrying amount. If this comparison indicates that there is impairment, the amount of the impairment is calculated by comparing the carrying value to discounted expected future cash flows or comparable market values, depending on the nature of the asset.

Farm equipment is amortized over its estimated useful life for farm production and recorded as farming costs.

Revenue Recognition

Revenue will be recognized at the point title and risk of loss is transferred to the customer, collection is reasonably assured, persuasive evidence of an arrangement exists and the price is fixed or determinable. As of January 31, 2010 the Company has not generated sales.

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

Foreign Currency Translation

The financial statements are presented in United States dollars.  In accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 830 Foreign Currency Matters, foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date.  Non monetary assets and liabilities are translated at the exchange rates prevailing at the transaction date. Revenue and expenses are translated at average rates of exchange during the year.  Gains or losses resulting from foreign currency transactions are included in results of operations.

Item 8.  Financial Statements.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The report of Independent Registered Public Accounting Firm, LBB & Associates Ltd., LLP for the audited financial statements as of January 31, 2010 and 2009, and for the years ended January 31, 2010 and 2009 and the period from September 27, 2004 (Inception) through January 31, 2010 is included herein immediately preceding the audited financial statements.

Jammin Java Corp. :

•	Report of Independent Registered Public Accounting Firm, dated May 14, 2010.

•	Balance Sheets at January 31, 2010 and 2009.

•	Statements of Operations for the years ended January 31, 2010 and 2009, and for the period from September 27, 2004 (inception) to January 31, 2010.

•	Statements of Stockholders Equity (Deficit) from September 27, 2004 (inception) to January 31, 2010.

•	Statements of Cash Flows for the years ended January 31, 2010 and 2009, and for the period from September 27, 2004 (inception) to January 31, 2010.

•	Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Jammin Java Corp.
(A Development Stage Company)
Los Angeles, California

We have audited the accompanying balances sheets of Jammin Java Corp. (the “Company”) as of January 31, 2010 and 2009, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the years then ended and for the period from September 27, 2004 (inception) through January 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jammin Java Corp. as of January 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years then ended and the period from September 27, 2004 (inception) through January 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2011 raise substantial doubt about its ability to continue as a going concern. The 2010 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LBB & Associates Ltd., LLP
Houston, Texas
May 14, 2010

JAMMIN JAVA CORP.
 (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	January 31, 2010	January 31, 2009
ASSETS
Current assets
Cash	$27,513	$8,197
Prepaid expenses	-	5,600
Total current assets	27,513	13,797
Property and equipment, net	1,294	76,750
Total assets	$28,807	$90,547

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$6,973	$5,685
Advances from related parties	37,911	11,452
Total current liabilities	44,884	17,137
Total liabilities	44,884	17,137

Commitments

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $.001 par value, 5,112,861,525 shares authorized,
98,910,594 and 97,710,594 shares issued and outstanding
as of January 31, 2010 and 2009 respectively	98,910	97,710
Additional paid-in capital	358,604	269,804
Subscription receivable	(50,000)	-
Deficit accumulated during the development stage	(423,591)	(294,104)
Total Stockholders' Equity (Deficit)	(16,077)	73,410

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$28,807	$90,547

See accompanying notes to financial statements.

JAMMIN JAVA CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Years Ended January 31, 2010 and 2009
And the period from September 27, 2004 (Inception) through January 31, 2010

	Year Ended January 31, 2010	Year Ended January 31, 2009	Inception through January 31, 2010
Expenses:
General and administrative	$47,628	$197,603	$337,378
Farming cost	813	3,083	5,167
Impairment of property and equipment	81,046	-	81,046
Net loss	$(129,487)	$(200,686)	$(423,591)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	97,855,252	136,931,925

See accompanying notes to financial statements.

JAMMIN JAVA CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
Periods from September 27, 2004 (Inception) through January 31, 2010

	Common stock				Deficit accumulated
	Shares	Amount	Additional paid-in capital	Subscription Receivable	during the development stage	Total

Issuance of common stock for cash to founders	213,514,461	$213,514	$(210,514)	$-	$-	$3,000
Net loss	-	-	-	-	(40)	(40)
Balance, January 31, 2005	213,514,461	213,514	(210,514)	-	(40)	2,960

Imputed interest	-	-	402	-	-	402
Net loss	-	-	-	-	(11,549)	(11,549)
Balance, January 31, 2006	213,514,461	213,514	(210,112)	-	(11,589)	(8,187)

Issuance of common stock for cash	46,980,300	46,980	19,030	-	-	66,010
Imputed interest	-	-	602	-	-	602
Net loss	-	-	-	-	(13,180)	(13,180)
Balance, January 31, 2007	260,494,761	260,494	(190,480)	-	(24,769)	45,245

Issuance of common stock for cash	375,000	375	124,625	-	-	125,000
Net loss	-	-	-	-	(68,649)	(68,649)
Balance, January 31, 2008	260,869,761	260,869	(65,855)	-	(93,418)	101,596

Issuance of common stock for cash	375,000	375	124,625	-	-	125,000
Shares returned to treasury	(163,534,167)	(163,534)	163,534	-	-	-
Subscription received	-	-	47,500	-	-	47,500
Net loss	-	-	-	-	(200,686)	(200,686)
Balance, January 31, 2009	97,710,594	97,710	269,804	-	(294,104)	73,410

Issuance of common stock for cash	1,200,000	1,200	88,800	(50,000)	-	40,000
Net loss	-	-	-	-	(129,487)	(129,487)
Balance, January 31, 2010	98,910,594	$98,910	$358,604	$(50,000)	$(423,591)	$(16,077)

See accompanying notes to financial statements.

JAMMIN JAVA CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Years Ended January 31, 2010 and 2009
and the period from September 27, 2004 (Inception) through January 31, 2010

	Year	Year	Inception
	Ended	Ended	through
	January 31,	January 31,	January 31,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(129,487)	$(200,686)	$(423,591)
Adjustments to reconcile net loss to cash used by operating activities:
Imputed interest on shareholder advance	-	-	1,004
Depreciation	1,552	1,268	3,091
Impairment of property and equipment	81,046	-	81,046
Net change in:
Prepaid expenses	5,600	30,607	-
Accounts payable	1,288	(13,202)	6,973
CASH FLOWS USED IN OPERATING ACTIVITIES	(40,001)	(182,013)	(331,477)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of property and equipment	(7,142)	(63,956)	(85,431)
CASH FLOWS USED IN INVESTING ACTIVITIES	(7,142)	(63,956)	(85,431)

CASH FLOWS FROM FINANCING ACTIVITIES
Shareholder advances, net	26,459	(8,136)	37,911
Proceeds from sale of common stock	40,000	125,000	359,010
Subscription received	-	47,500	47,500
CASH FLOWS PROVIDED BY FINANCING	66,459	164,364	444,421

NET INCREASE (DECREASE) IN CASH	19,316	(81,605)	27,513
Cash, beginning of period	8,197	89,802	-
Cash, end of period	$27,513	$8,197	$27,513

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Non-cash transactions
Common shares issued for subscription receivable	$50,000	$-	$50,000

See accompanying notes to financial statements.

JAMMIN JAVA CORP.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2010

NOTE 1 –NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Jammin Java Corp. (formerly Marley Coffee Inc.) (the "Company") was incorporated as Global Electronic Recovery Corp on September 27, 2004 under the laws of Nevada to engage in the business of electronic waste recycling. Pursuant to a re-evaluation of its business plan, the Company, in October 2007 commenced producing its own premium organic coffee on leased farmland in the Blue Mountain region of Jamaica. On February 5, 2008 the Company created a subsidiary called Marley Coffee Inc. On February 25, 2008 the Company changed its name from Global Electronic Recovery Corp. to Marley Coffee Inc. when the Company merged with its subsidiary Marley Coffee Inc. to pursue the business of premium roasted coffee branded Marley Coffee.

On July 3, 2009 the Company created a subsidiary called Jammin Java Corp. (“ Jammin Java”). Effective July 13, 2009, the Company changed its name from Marley Coffee Inc. to Jammin Java Corp. when the Company merged the subsidiary.

In March 2010, the Company changed its business plan from coffee production to coffee distribution per the asset and licensing agreements entered into, as described in more detail in note 8.

These financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As at January 31, 2010, the Company has incurred significant losses since inception. Because of its recurring losses, the Company will require additional working capital to develop its business operations.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less  to be cash equivalents.

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

Impairment of Long-Lived Assets

In accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 360, Property, Plant, and Equipment, long-lived assets to be held and used are reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of such asset may not be recoverable.  The determination of recoverability of long-lived assets is based on an estimate of undiscounted future cash flows resulting from the use of the asset or its disposition.  Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the asset.  Long-lived assets to be disposed of are reported at the lower of carrying amount or net realizable value.  See footnote 3 for impairment of certain property and equipment recognized during the year ending January 31, 2010.

Revenue Recognition

Revenue will be recognized at the point title and risk of loss is transferred to the customer, collection is reasonably assured, persuasive evidence of an arrangement exists and the price is fixed or determinable. As of January 31, 2010 the Company has not generated sales.

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

Income Taxes

The Company follows Accounting Standards Codification (“ASC”) 740 “Income Taxes”. The asset and liability approach is used to account for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.

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

Foreign Currency Translation

The financial statements are presented in United States dollars. In accordance with ASC 830 “Foreign Currency Matters”, foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non monetary assets and liabilities are translated at the exchange rates prevailing at the transaction date. Revenue and expenses are translated at average rates of exchange during the year. Gains or losses resulting from foreign currency transactions are included in results of operations.   The Company’s functional currency is the United States dollar.

Recent Accounting Pronouncements

Effective August 1, 2009, we adopted the FASB ASC 105, “Generally Accepted Accounting Principles.” ASC 105 establishes the FASB Accounting Standards Codification™ (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification supersedes all existing non-SEC accounting and reporting standards. The FASB will now issue new standards in the form of Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the changes in the Codification. References made to FASB guidance have been updated for the Codification throughout this document.

Effective May 1, 2009, we adopted guidance issued by the FASB that requires disclosure about the fair value of financial instruments for interim financial statements of publicly traded companies, which is included in the Codification in ASC 825, “Financial Instruments.” The adoption of FASB ASC 825 did not have an impact on our results of operations or financial condition.

Effective January 1, 2008, we adopted ASC 820, “Fair Value Measurements and Disclosures,” with respect to recurring financial assets and liabilities. We adopted ASC 820 on February 1, 2009, as it relates to nonrecurring fair value measurement requirements for nonfinancial assets and liabilities. ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Our adoption of the standard had no impact on our financial results.

Effective June 30, 2009, we adopted guidance issued by the FASB and included in ASC 855, “Subsequent Events,” which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consist of farm expansion and farm equipment. The farm equipment is amortized using straight-line method over their estimated useful life of two years. The farm expansion was to be amortized beginning when the first coffee crop is ready for harvest over the then estimated useful life (see Note 8).

	January 31, 2010	January 31, 2009
Farm	$-	$73,905
Equipment	2,218	4,384
	2,218	78,289
Less: accumulated depreciation	(924)	(1,539)
	$1,294	$76,750

Depreciation expense for the years ending January 31, 2010 and 2009 was $1,552 and $1,268, respectively.

Due to the Company’s lack of development on the farm in 2010, management considered the farm and related equipment to be impaired as at January 31, 2010 and expense of $81,046 was recognized.

NOTE 4 – RELATED PARTY TRANSACTIONS

At January 31, 2008, $19,588 was owed to a director of the Company for the Company’s expenditures. During the year ended January 31, 2009, a net repayment of $8,136 was made to this director, reducing the amount owed to this director at January 31, 2009 to $11,452.

During the year ended January 31, 2010, the director advanced additional $26,459 to the Company, increasing the amount owed to this director at January 31, 2010 to $37,911.

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

On January 10, 2010, the Company completed a three for one forward stock split of the Company's authorized, issued and outstanding shares of common stock. As a result, the Company's authorized capital increased from 1,704,287,175 to 5,112,861,525 shares of common stock with a par value of $0.001 each, and issued and outstanding share capital increased from 32,970,198 shares of common stock to 98,910,594 shares of common stock.

All references in these financial statements to number of common shares, price per share and weighted average number of common shares outstanding prior to the 23:1 and 3:1 forward splits have been adjusted to reflect these stock splits on a retroactive basis, unless otherwise noted.

In December 2007, the Company issued 375,000 shares of the Company’s common stock at $0.3333 per share for gross proceeds of $125,000.

In February 2008, the Company received $125,000 as subscription for private placement of 375,000 shares of the Company’s common stock at $0.3333 per share. The related common shares were issued in May, 2008.

In April, 2008, David O’Neill transferred 40,980,297 common shares to Rohan Marley for no consideration, and transferred 9,000,000 common shares to Shane Whittle for cash consideration of $20,000. During the same period, Rohan Marley transferred 3,079,521 shares to Jonathan Forster for no consideration, and David O’Neill returned 163,534,167 common shares to the treasury of the Company for no consideration.

In November 2008, the Company received $47,500 as subscription for private placement of 114,000 shares of the Company’s common stock at $0.42 per share. The related common shares were not issued by January 31, 2010.

In June 2009, a Director, David O’Neill, and Rohan Marley entered into a Stock Transfer Agreement whereby Mr. Marley transferred his 37,906,776 shares of common stock in the Company, representing 38.7% of the Company’s outstanding shares of common stock, to David O’Neill.

As a result of the above transaction, Mr. O’Neill obtained control of approximately 38.3% of the Company’s voting shares.

In December, 2009 the Company issued 1,200,000 common shares at $0.075 per share for total proceeds of $90,000, of which $50,000 was received after the year end.

NOTE 6 – INCOME TAXES

No net provision for refundable Federal income tax has been made in the accompanying statement of operations because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carry forward has been recognized, as it is not deemed likely to be realized.

The provision for Federal income tax consists of the following:

	Year ended January 31, 2010	Year ended January 31, 2009
Federal income tax attributable to:
Current operations	$44,000	$68,000
Less, change in valuation allowance	(44,000)	(68,000)
Net provision	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising the Company’s net deferred tax amount is as follows:

	Year ended January 31, 2010	Year ended January 31, 2009
Deferred tax asset attributable to:
Net operating loss carryover	$144,000	$100,000
Valuation allowance	(144,000)	(100,000)
Net deferred tax asset	$-	$-

At January 31, 2010, the Company had an unused net operating loss carryover approximating $424,000 that is available to offset future taxable income, which expires beginning in 2025.

There is a risk of loss of the Company’s net operating loss carryover due to recent changes in ownership of the Company.

NOTE 7 – COMMITMENTS

On October 31, 2007, the Company entered into a farm lease agreement (the “Farm Lease Agreement”) with a Company owned by one of the directors, HM Estates (the “Landowner”), of Chepstowe Portland Farm, Jamaica to grow coffee on a farm situated in the Blue Mountain Coffee region of Jamaica. The term of the lease is from February 15, 2008 to February 15, 2015, renewable with extension agreement signed four month before the end of the lease term. The lease payment is $1,000 per year with the first payment due upon execution of the agreement and the subsequent annual payments due on every December 15. The cost of the lease is recorded as farming expense. The lease agreement was assigned to Marley Coffee LLC on March 31, 2010 (Note 8).

In November 2007, the Company entered into a car lease for the benefit of one of the directors. The lease expires in October 2011 requiring monthly payments of approximately $400 per month. The Company’s lease obligation was terminated in May, 2009.

NOTE 8 – SUBSEQUENT EVENTS

On March 31, 2010 the Company entered into an asset purchase and sale agreement (the “Asset Agreement”) and Trade Mark License Agreement (the “License Agreement”) with Marley Coffee LLC (“MCL”), a private limited liability company of which the two directors of the Company have a combined controlling interest.

MCL owns “Marley Coffee” and related trademarks (the “Trademarks”). In accordance with the License Agreement, MCL grants to the Company an exclusive, transferable, sub-licensable, worldwide license to use the Trademarks for the licensed products.

The consideration for the license of the Trademarks is as follows:

(4)	The Company entered into the Asset Agreement to sell all its interests in the development of Marley Coffee trademarks, branding, business plan and farm lease improvements to MCL.

(5)	The Company assigns the Farm Lease Agreement to MCL and transfers to MCL all its interest in the Farm Lease Agreement and leasehold improvement on the farm (Note 7).

(6)	The Company will issue to MCL ten million (10,000,000) shares of common stock of the Company as follows:
-	One Million (1,000,000) shares upon the execution of the License Agreement (not yet issued)
-	An additional One Million (1,000,000) shares on each anniversary of the execution of the License Agreement for the following nine years.

On April 22, 2010, the Board of Directors approved Anh Tran as the President of the Company after the resignation of Shane Whittle.

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of January 31, 2010, our principal executive officer and principal financial officer evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). This evaluation of the disclosure controls and procedures included controls and procedures designed to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms. Such disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on the foregoing, our principal executive and financial officers concluded that our disclosure controls and procedures were not effective as of January 31, 2010 as we failed to provide the disclosure required by Item 307 of Regulation S-K.  To remediate this in the future our management intends to more carefully ensure that all aspects of our disclosure conform with Rule 13a-15 -- Issuer's Disclosure Controls and Procedures Related to Preparation of Required Reports.

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

Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of January 31, 2010.

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

PART III

Item 10.   Directors, Executive Officers, Promoters and Control Persons; Compliance with Section16 (a) of the Exchange Act.

Directors and Executive Officers, Promoters and Control Persons

Our directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Shane Whittle	CEO, Treasurer, Secretary & Director	34	August 22, 2007
Rohan Marley	Director	34	March 7, 2008
Anh Tran	President and Director	33	April 22, 2010

Business Experience

The following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he or she was employed.

Shane Whittle, Chief Executive Officer, Treasurer, Secretary and Director

Mr. Whittle is currently the CEO of Privatekits.com a provider of health diagnostic kits and the President of Whittle Investments, a real estate development company.

Rohan Marley, Director

Rohan Marley is the son of late reggae artist Bob Marley. Rohan Marley is heavily involved in all of the family businesses including 56 Hope Road Music, Bob Marley Music, Zion Rootswear as well as various land and resort holdings across the globe. Rohan Marley founded Tuff Gong Clothing in 2004.

Ahn Tran, President, Director

Mr. Tran is a management consultant and the former President of Greencine.com.

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

Item 11.   Executive Compensation.

Neither of our executive officers received any cash or other compensation during the fiscal years ended January 31, 2010 and 2009.

There were no grants of stock options or stock appreciation rights made during the fiscal years ended January 31, 2010 and 2009 to our executive officers and directors. There were no stock options outstanding as at January 31, 2010. To date, we have not granted stock options or stock appreciation rights to any of our employees, consultants, directors or executive officers.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership

The following table sets forth, as of May 15, 2010, certain information with respect to the beneficial ownership of our common shares by each shareholder known to us to be the beneficial owner of 5% of our common shares, and by each of our officers and directors. Each person has sole voting and investment power with respect to the common shares, except as otherwise indicated. Beneficial ownership consists of a direct interest in the common shares, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
David O’Neil	37,906,776 common shares	38%
Shane Whittle	9,000,000	9%
Directors and Officers (as a group)	46,906,776 common shares	47%

(1)  Based on 98,910,594 shares outstanding as of May 17, 2010.

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

31.1  Certification of Anh Tran.

(32)  Section906 Certification

32.1  Certification of Shane Whittle.

Item 15.   Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by LBB & Associates Ltd., LLP for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2010 were $7,010.

Audit Related Fees

For the fiscal year ended January 31, 2010, the aggregate fees billed for assurance and related services by LBB & Associates Ltd., LLP relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was $16,510.

Tax Fees

For the fiscal year ended January 31, 2010, the aggregate fees billed by LBB& Associates Ltd., LLP for other non-audit professional services, other than those services listed above, totaled $0.

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

JAMMIN JAVA CORP.

By:  /s/Shane Whittle
Shane Whittle Chief Executive Officer, Treasurer, Secretary and Director
Date: May 17, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/Shane Whittle
Shane Whittle Chief Executive Officer, Treasurer, Secretary and Director (Principal Executive Officer)
Date: May 17, 2010

By:   /s/Anh Tran
Anh Tran, President and Director
Date: May 17, 2010