Form 10-Q
period 2010-04-30
JAMMIN JAVA CORP.
filed 2010-07-15
CIK 1334586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

 (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  April 30, 2010

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number  000-52161

JAMMIN JAVA CORP.
(Exact name of small business issuer as specified in its charter)
Nevada
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
8350 Wilshire Blvd Suite 200, Beverly Hills, CA 90211
(Address of principal executive offices)
323-556-0746
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  98,910,594 common shares issued and outstanding as of July 14, 2010.

Transitional Small Business Disclosure Format (Check one):     Yes [   ]     No [X]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). .  Yes [  ] No [ X ].

JAMMIN JAVA CORP.
 (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	April 30, 2010 (UNAUDITED)	January 31, 2010
ASSETS
Current assets
Cash	$61,857	$27,513
Total current assets	61,857	27,513
Property and equipment, net	1,109	1,294
License agreement	640,000	-
Total assets	$702,966	$28,807

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$13,710	$6,973
Advances from related parties	39,783	37,911
Total current liabilities	53,493	44,884
Total liabilities	53,493	44,884

Commitments

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $.001 par value, 5,112,861,525 shares authorized,
98,910,594 shares issued and outstanding as of
April 30 and January 31, 2010	98,910	98,910
Additional paid-in capital	998,604	358,604
Subscription receivable	-	(50,000)
Deficit accumulated during the development stage	(448,041)	(423,591)
Total Stockholders' Equity (Deficit)	649,473	(16,077)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$702,966	$28,807

See accompanying notes to financial statements.

JAMMIN JAVA CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Three Months Ended April 30, 2010 and 2009
And the period from September 27, 2004 (Inception) through April 30, 2010
(UNAUDITED)

	Three Months	Three Months	Inception
	Ended	Ended	through
	April 30, 2010	April 30, 2009	April 30, 2010
Expenses:
General and administrative	$24,450	$21,042	$361,828
Farming cost	-	271	5,167
Impairment of property and equipment	-	-	81,046
Net loss	$(24,450)	$(21,313)	$(448,041)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	98,910,594	32,570,198

See accompanying notes to financial statements.

JAMMIN JAVA CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Three Months Ended April 30, 2010 and 2009
and the period from September 27, 2004 (Inception) through April 30, 2010
(UNAUDITED)

	Three Months	Three Months	Inception
	Ended April 30, 2010	Ended April 30, 2009	through April 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,450)	$(21,313)	$(448,041)
Adjustments to reconcile net loss to cash used by operating activities:
Imputed interest on shareholder advance	-	-	1,004
Depreciation	185	456	3,276
Impairment of property and equipment	-	-	81,046
Net change in:
Prepaid expenses	-	5,600	-
Accounts payable	6,737	1,160	13,710
CASH FLOWS USED IN OPERATING ACTIVITIES	(17,528)	(14,097)	(349,005)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(7,142)	(85,431)
CASH FLOWS USED IN INVESTING ACTIVITIES	-	(7,142)	(85,431)

CASH FLOWS FROM FINANCING ACTIVITIES
Shareholder advances, net	1,872	13,417	39,783
Proceeds from sale of common stock	50,000	-	456,510
CASH FLOWS PROVIDED BY FINANCING	51,872	13,417	496,293

NET INCREASE (DECREASE) IN CASH	34,344	(7,822)	61,857
Cash, beginning of period	27,513	8,197	-
Cash, end of period	$61,857	$375	$61,857

NON-CASH TRANSACTION
Shares to be issued in consideration for license agreement	$640,000	$-	$640,000

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements.

JAMMIN JAVA CORP.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2010
(UNAUDITED)
NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Jammin Java Corp. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's registration statement filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year January 31, 2010, as reported in Form 10-K, have been omitted.

NOTE 2 – ASSET PURCHASE AND SALE AGREEMENT

On March 31, 2010 the Company entered into an asset purchase and sale agreement (the “Asset Agreement”) and Trade Mark License Agreement (the “License Agreement”) with Marley Coffee LLC (“MCL”), a private limited liability company of which one director of the Company and his family have a combined controlling interest.  MCL owns “Marley Coffee” and related trademarks (the “Trademarks”). In accordance with the License Agreement, MCL grants to the Company a transferable sub-license for the worldwide rights to use the Trademarks for the licensed products.

The consideration for the license of the Trademarks is as follows:

(1) The Company entered into the Asset Agreement to sell all its interests in the development of its previous branding and business plan to MCL.

(2) The Company assigns the farm lease agreement to MCL and transfers to MCL all its interest in the farm lease agreement and leasehold improvements on the farm.

(3) The Company will issue to MCL ten million (10,000,000) shares of common stock of the Company as follows:

- One Million (1,000,000) shares upon the execution of the License Agreement (not yet issued)

- An additional One Million (1,000,000) shares on each anniversary of the execution of the License Agreement for the following nine years.

The Company retained an independent evaluator for an independent business valuation analysis of the License Agreement and the consideration paid.  The valuation factors taken into consideration by the evaluator included:

-the nature of the business and the history of the Company since inception;
-the economic outlook in general and the condition or outlook of the coffee industry;
-the book value of the business and the financial condition of the Company;
-the relief from royalty payments associated with using trademarks;
-the dividend-paying capacity of the Company;
-sales of stock and the size of the block of stock to be valued; and
-the market prices of securities of corporations engaged in the same or a similar line of business and actively traded in a free and open market, either on an exchange or over-the-counter basis.

Based on their analysis, management estimated that the fair market value of this transaction was $640,000. The License Agreement has an indefinite life and therefore is not being amortized. Management evaluated the carrying value of the license and determined that no impairment existed at April 30, 2010.

NOTE 3 – RELATED PARTY TRANSACTIONS

During the three months ended April 30, 2010, the former director who resigned during the period advanced an additional $1,872 to the Company, increasing the amount owed to this former director at April 30, 2010 to $39,783. The advance is unsecured, non-interest bearing and has no specific terms of repayment.

During the three months ended April 30, 2010, Anh Tran the Company’s President entered into an apartment lease in which the Company has been making payments on. The lease is a commitment of Anh Tran; the Company is not responsible for the lease as they did not enter into the agreement.

NOTE 4 – SHARE CAPITAL

On October 23, 2007, the Company completed a 23 (approximate) for one (1) forward stock split of the Company's authorized, issued and outstanding shares of common stock. As a result, the Company's authorized capital increased from 75,000,000 to 1,704,287,175 shares of common stock with a par value of $0.001 each.

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

In December 2009 the Company issued 1,200,000 common shares at $0.075 per share for total proceeds of $90,000, of which $50,000 was received during the three months ended April 30, 2010.

On March 31, 2010 the Company signed the Asset Agreement with MCL to acquire a license agreement from MCL by agreeing to issue ten million shares of the Company’s common stock (Note 2). As of April 30, 2010 and the issuance date of these financial statements, these shares were not issued to MCL.  The Company has valued the ten million shares at $640,000, as described in Note 2.

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

Business History

The Company was incorporated on September 27, 2004 under its former name “Global Electronic Recovery Corp.” Our resident agent is Empire Stock Transfer of Nevada located at 2470 Saint Rose Parkway, Suite 304 Henderson, Nevada. Prior to February 25, 2008, we were engaged in the recycling of electronic waste in the city of Los Angeles, California.  We commenced limited operations including a feasibility study and the search for an appropriate facility location. We also joined various recycling organizations to assist in the marketing of our recycling facility.  As our management conducted due diligence on the electronic waste recycling industry, management realized that this industry did not present the best opportunity for our company to realize value for our shareholders.  In an effort to substantiate shareholder value, the Company then sought to identify, evaluate and investigate various companies and compatible or alternative business opportunities with the intent that, should the opportunity arise, a new business be pursued.

On February 5, 2008 we incorporated a subsidiary named Marley Coffee Inc.  On February 25, 2008 we changed our name from “Global Electronic Recovery Corp." to "Marley Coffee Inc." when we merged our subsidiary, Marley Coffee Inc., into our company.

Effective July 13, 2009, we changed our name from "Marley Coffee Inc." to “Jammin Java Corp.” when we merged our subsidiary, Jammin Java Corp., into our company. Our common stock was quoted on the NASD Over-the-Counter Bulletin Board under the new symbol "JAMN" effective at the opening of the market on September 17, 2009.

Current Business Operations

Jammin Java

In July 2009, we decided to pursue the business of providing premium roasted coffee on a wholesale level to the service, hospitality, office coffee service (OCS) and big box store market.  We also intend to develop a share of the category and create a leadership position by capitalizing on the success of the Marley name with a co-brand called “Jammin Java” by Rohan Marley.  This will coincide with our strategy to create other lines of products under the Jammin Java brand.  In addition, we intend to use this opportunity to take advantage of the strong increase in consumer demand towards sustainable coffee products by providing organic as well as fairly trade coffees for the above stated business verticals.

On March 31, 2010 we entered into an asset purchase and sale agreement (the “Asset Agreement”) and Trade Mark License Agreement (the “License Agreement”) with Marley Coffee LLC (“MCL”), a private limited liability company of which one of our directors and his family have a combined controlling interest.

MCL owns “Marley Coffee” and related trademarks (the “Trademarks”). In accordance with the License Agreement, MCL grants to us a transferable, sub-licensable, worldwide license to use the Trademarks for the licensed products.

The consideration for the license of the Trademarks is as follows:

(1) The Company entered into the Asset Agreement to sell all its interests in the development of its previous branding and business plan to MCL.

(2) The Company assigns the farm lease agreement to MCL and transfers to MCL all its interest in the farm lease agreement and leasehold improvements on the farm.

(3) The Company will issue to MCL ten million (10,000,000) shares of common stock of the Company as follows:

- One Million (1,000,000) shares upon the execution of the License Agreement (not yet issued)

- An additional One Million (1,000,000) shares on each anniversary of the execution of the License Agreement for the following nine years.

The Company retained an independent evaluator for an independent business valuation analysis of the License Agreement and the consideration paid.  The valuation factors taken into consideration by the evaluator included:

-the nature of the business and the history of the Company since inception;
-the economic outlook in general and the condition or outlook of the coffee industry;
-the book value of the business and the financial condition of the Company;
-the relief from royalty payments associated with using trademarks;
-the dividend-paying capacity of the Company;
-sales of stock and the size of the block of stock to be valued; and
-the market prices of securities of corporations engaged in the same or a similar line of business and actively traded in a free and open market, either on an exchange or over-the-counter basis.

Based on their analysis, management estimated that the fair market value of this transaction was $640,000. The License Agreement has an indefinite life and therefore is not being amortized. Management evaluated the carrying value of the license and determined that no impairment existed at April 30, 2010.

Based on their analysis, management estimated that the fair market value of the Trademark license was $640,000. The license agreement has an indefinite life and therefore is not being amortized. Management evaluated the carrying value of the license and determined that no impairment existed at April 30, 2010.

Management of the Company has reviewed the valuation report and is satisfied that the report fairly values the transaction.

We entered into the License Agreement because we were of the view that Marley Coffee LLC is better positioned to continue developing the farm in a sustainable manner.  The License Agreement also secures our rights to use the Trademarks.

Our administrative office is located at 8350 Wilshire Blvd Suite 200 Beverly Hills Ca 90211, telephone 323-556-0746 and our registered statutory office is located at 2470 Saint Rose Parkway, Suite 304 Henderson, Nevada 89074. Our fiscal year end is January 31.

Properties

During the three months ended April 30, 2010, Anh Tran the Company’s President entered into an apartment lease in which the Company has been making payments on. The lease is a commitment of Anh Tran, the Company is not responsible for the lease as they did not sign it, and their name does not appear anywhere on the lease.

Product Research and Development

We do not anticipate that we will expend any significant funds on research and development over the twelve months ending April 30, 2011.

Employees

We currently, we currently have no employees other than our officers. We are not a party to any collective bargaining agreements. We have not entered into any employment agreements with any of our executives. We anticipate that we will enter into employment agreements without officers when, and if, our revenue production justifies such agreements. We do not currently anticipate that we will hire any employees in the next three months, unless we successfully raise funds necessary to implement our business plan. From time-to-time, we anticipate that we will also use the services of independent contractors and consultants to support our business development. We believe our future success depends in large part upon the continued service of our senior management personnel and our ability to attract and retain highly qualified technical and managerial personnel.

Purchase or Sale of Equipment

There was no purchase or sale of equipment during fiscal quarter.

Plan of Operations - Next 12 Months

We’ve commenced production of bag design, brand development and a new commercial website at jamminjavacoffee.com. The company has also initiated the process of filing for trademarks in North America, though the company has not received trademarks.  We have secured a office coffee services partner who is currently awaiting  product completion.  We anticipate on generating revenues this upcoming quarter.

Over the next twelve months we intend to use funds to commence marketing our service, leasehold improvements and for general and administrative expenditures, as follows:

Estimated Funding Required During the Next Twelve Months

General and Administrative	$55,000

Marketing/Advertising	$75,500

Total	$130,500

Financial Condition, Liquidity and Capital Resources

Our principal capital resources have been through issuance of common stock and shareholder loans.

At April 30, 2010, there was working capital of $8,364.

At April 30, 2010, our total assets were $702,966, which consisted of cash of $61,857, property of $1,109, and license agreement of $640,000.

At April 30, 2010, our total current liabilities were $53,493.

For the three months ended April 30, 2010, we incurred general and administrative expenditures of $24,450 and posted losses of $24,450. For the three months ending April 30, 2009 we incurred general and administrative expenditures of $21,042 and posted losses of $21,313.  From inception to April 30, 2010, we incurred losses of $448,041. The principal components of the losses since inception through April 30, 2010 were administrative and impairment of farming assets.

At April 30, 2010, we had cash on hand of $61,857. We will require additional financing before we generate significant revenues. We intend to raise the capital required to meet any additional needs through sales of our securities in secondary offerings or private placements.  We have no agreements in place to do this at this time.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being April 30, 2010.  This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer.  Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report.  There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

JAMMIN JAVA CORP.
/s/ Anh Tran
Date: July 14, 2010	Anh Tran, President, Treasurer and CEO (Principal Executive Officer)