Form 10-Q
period 2010-07-31
JAMMIN JAVA CORP.
filed 2010-09-20
CIK 1334586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

 (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  July 31, 2010

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number  000-52161

JAMMIN JAVA CORP.
(Exact name of small business issuer as specified in its charter)
Nevada	26-4204714
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
8200 Wilshire Blvd Suite 200, Beverly Hills, CA 90211
(Address of principal executive offices)
323-556-0746
(Issuer's telephone number)
N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X]     No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  98,910,594 common shares issued and outstanding as of September 16th, 2010.

Transitional Small Business Disclosure Format (Check one):     Yes [   ]     No [X]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [ X ] No [  ]

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

JAMMIN JAVA CORP.
 (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	July 31, 2010	January 31, 2010
ASSETS	(Unaudited)
Current assets
Cash	$37,639	$27,513
Total current assets	37,639	27,513
Property and equipment, net	924	1,294
License agreement	640,000	-
Total assets	$678,563	$28,807

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$23,271	$6,973
Advances from related parties	39,783	37,911
Total current liabilities	63,054	44,884
Total liabilities	63,054	44,884

Commitments and Contingencies

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $.001 par value, 5,112,861,525 shares authorized,
98,910,594 shares issued and outstanding as of
July 31, 2010 and January 31, 2010, respectively	98,910	98,910
Additional paid-in capital	998,604	358,604
Subscription receivable	-	(50,000)
Deficit accumulated during the development stage	(482,005)	(423,591)
Total Stockholders' Equity (Deficit)	615,509	(16,077)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$678,563	$28,807

See accompanying notes to financial statements.

JAMMIN JAVA CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Three and Six Months Ended July 31, 2010 and 2009
And The Period from September 27, 2004 (Inception) through July 31, 2010
(Unaudited)

	Three Months	Three Months	Six Months	Six Months	Inception
	Ended	Ended	Ended	Ended	through
	July 31, 2010	July 31, 2009	July 31, 2010	July 31, 2009	July 31, 2010
Expenses:
General and administrative	$33,964	$10,701	$58,414	$31,743	$395,792
Farming cost	-	271	-	542	5,167
Impairment of property and equipment	-	-	-	-	81,046
Net loss	$(33,964)	$(10,972)	$(58,414)	$(32,285)	$(482,005)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	98,910,594	97,710,594	98,910,594	97,710,594

See accompanying notes to financial statements.

JAMMIN JAVA CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Six Months Ended July 31, 2010 and 2009
And The Period from September 27, 2004 (Inception) through July 31, 2010
(Unaudited)

	Six Months	Six Months	Inception
	Ended	Ended	through
	July 31, 2010	July 31, 2009	July 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(58,414)	$(32,285)	$(482,005)
Adjustments to reconcile net loss to cash used by operating activities:
Imputed interest on shareholder advance	-	-	1,004
Depreciation	370	912	3,461
Impairment of property and equipment	-	-	81,046
Net change in:
Prepaid expenses	-	5,600	-
Accounts payable	16,298	5,875	23,271
CASH FLOWS USED IN OPERATING ACTIVITIES	(41,746)	(19,898)	(373,223)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of property and equipment	-	(7,142)	(85,431)
CASH FLOWS USED IN INVESTING ACTIVITIES	-	(7,142)	(85,431)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	1,872	20,258	39,783
Proceeds from sale of common stock	50,000	-	456,510
CASH FLOWS PROVIDED BY FINANCING	51,872	20,258	496,293

NET INCREASE (DECREASE) IN CASH	10,126	(6,782)	37,639
Cash, beginning of period	27,513	8,197	-
Cash, end of period	$37,639	$1,415	$37,639

NON-CASH TRANSACTIONS
Shares to be issued in consideration for license agreement	$640,000	$-	$640,000

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements.

JAMMIN JAVA CORP.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
July 31, 2010
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

Consideration for the license of the Trademarks is as follows:

(1)	The Company entered into the Asset Agreement to sell all its interests in the development of its previous branding and business plan to MCL;

(2)	The Company assigned the farm lease agreement to MCL and transferred to MCL all its interest in the farm lease agreement and leasehold improvements on the farm;

(3)	The Company will issue to MCL ten million (10,000,000) shares of common stock of the Company as follows:

-	One Million (1,000,000) shares upon the execution of the License Agreement (not issued):
-	One Million (1,000,000) shares on each anniversary of the execution of the License Agreement for the following nine years.

The Company retained an independent evaluator for a valuation of the License Agreement and the consideration paid.  The valuation factors taken into consideration by the evaluator included:

-	the nature of the business and the history of the Company since inception;
-	the economic outlook in general and the condition or outlook of the coffee industry;
-	the book value of the business and the financial condition of the Company;
-	the relief from royalty payments associated with using trademarks;
-	the dividend-paying capacity of the Company;
-	sales of stock and the size of the block of stock to be valued; and
-	the market prices of securities of corporations engaged in the same or a similar line of business and actively traded in a free and open market, either on an exchange or over-the-counter basis.

Based on the independent evaluator’s analysis, management estimated that the fair market value of this transaction was $640,000. The License Agreement has an indefinite life and is therefore not being amortized.

Management evaluated the carrying value of the license and determined that no impairment existed at July 31, 2010.

NOTE 3 – RELATED PARTY TRANSACTIONS

During the six months ended July 31, 2010, a former director who resigned during the period advanced an additional $1,872 to the Company, increasing the amount owed to this former director at July 31, 2010 to $39,783. The advance is unsecured, non-interest bearing and has no specific terms of repayment.

During the six months ended July 31, 2010, Mr. Anh Tran, the Company’s President entered into a lease agreement on behalf of the Company for office space. The Company has been making monthly rent payments for the office in accordance with the amounts specified in the lease agreement. Because the lease is signed by Mr. Anh Tran, it is not a commitment of the Company’s. The Company made rent expense payments of $9,223 related to this arrangement.

NOTE 4 – SHARE CAPITAL

In December 2009 the Company issued 1,200,000 common shares at $0.075 per share for total proceeds of $90,000, of which $50,000 was received during the six months ended July 31, 2010.

On March 31, 2010 the Company signed the Asset Agreement with MCL to acquire a license agreement from MCL by agreeing to issue ten million shares of the Company’s common stock (Note 2). As at July 31, 2010 and the issuance date of these financial statements, these shares were not issued to MCL.  The Company has valued the ten million shares at $640,000, as described in Note 2.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

As used in this quarterly report, the terms "we", "us", and "our company", mean Jammin Java Corp, unless otherwise indicated.  All dollar amounts refer to US dollars unless otherwise indicated.

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

On March 31, 2010 we entered into an asset purchase and sale agreement (the “Asset Agreement”) and Trade Mark License Agreement (the “License Agreement”) with Marley Coffee LLC (“MCL”), a private limited liability company of which one of our directors and his family have a combined controlling interest. Jammin Java Corp and MCL are separate entities and should not be construed as the same.

MCL owns “Marley Coffee” and related trademarks (the “Trademarks”). In accordance with the License Agreement, MCL grants to us a transferable, sub-licensable, worldwide license to use the Trademarks for the licensed products.

The Company’s immediate future plans to utilize the license are to create, roast and distribute to the service, hospitality, office coffee service (OCS) and big box store market.  The name of the initial line of the coffee is called the Lion’s Blend by Jammin Java and supported by Marley Coffee.

The consideration for the license of the Trademarks is as follows:

(1)	The Company entered into the Asset Agreement to sell all its interests in the development of its previous branding and business plan to MCL.
(2)	The Company assigns the farm lease agreement to MCL and transfers to MCL all its interest in the farm lease agreement and leasehold improvements on the farm.
(3)	The Company will issue to MCL ten million (10,000,000) shares of common stock of the Company as follows:
-	One Million (1,000,000) shares upon the execution of the License Agreement (not yet issued); and
-	An additional One Million (1,000,000) shares on each anniversary of the execution of the License Agreement for the following nine years.

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
-sales of stock and the size of the block of stock to be valued; and
-the market prices of securities of corporations engaged in the same or a similar line of business and actively traded in a free and open market, either on an exchange or over- the-counter basis.

Based on their analysis, management estimated that the fair market value of this transaction was $640,000. The License Agreement has an indefinite life and therefore is not being amortized. Management evaluated the carrying value of the license and determined that no impairment existed at July 31, 2010.

Management of the Company has reviewed the valuation report and is satisfied that the report fairly values the transaction.

We entered into the License Agreement because we were of the view that Marley Coffee LLC is better positioned to continue developing the farm in a sustainable manner.  The License Agreement also secures our rights to use the Trademarks.  We also believed that the company would be better suited to focus on the service market, OCS, hospitality and big box market whereas MCL would focus on the high end retail market.

Our administrative office is located at 8200 Wilshire Blvd, Suite 200, Beverly Hills Ca, 90211, telephone 323-556-0746 and our registered statutory office is located at 2470 Saint Rose Parkway, Suite 304 Henderson, Nevada 89074. Our fiscal year end is January 31.

Properties

During the three months ended July 31, 2010, Anh Tran the Company’s President maintained an apartment lease which the Company has been making payments on. The lease is a commitment of Anh Tran; the Company is not responsible for the lease as the Company did not sign it, and its name does not appear anywhere on the lease.

Product Research and Development

We do not anticipate that we will expend any significant funds on research and development over the twelve months ending July 31, 2011.

Employees

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

Plan of Operations - Next 12 Months

We’ve commenced production of bag design, brand development and a new commercial website at jamminjavacoffee.com, which contains information we do not desire to be incorporated by reference herein. The Company has also initiated the process of filing for trademarks in North America, though the Company has not received trademarks.  We have secured a office coffee services partner who is currently awaiting  product completion.  We anticipate generating revenues this upcoming quarter, of which can be no assurance.

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

At July 31, 2010, there was a working capital deficit of $25,415

At July 31, 2010, our total assets were $678,563, which consisted of cash of $37,639, property and equipment of $924 and license agreement of $640,000.

At July 31, 2010, our total current liabilities were $63,054.

For the three months ended July 31, 2010, we incurred general and administrative expenditures of $33,964 and posted losses of $33,964. For the three months ending July 31, 2009 we incurred general and administrative expenditures of $10,701 and posted losses of $10,972.  From inception to July 31, 2010, we incurred losses of $482,005. The principal components of the losses since inception through July 31, 2010 were administrative and impairment of farming assets.

For the six months ended July 31, 2010, we incurred general and administrative expenditures of $58,414 and posted losses of $58,414. For the six months ending July 31, 2009 we incurred general and administrative expenditures of $31,743 and posted losses of $32,285.  From inception to July 31, 2010, we incurred losses of $482,005. The principal components of the losses since inception through July 31, 2010 were administrative and impairment of farming assets.

At July 31, 2010, we had cash on hand of $37,639. We will require additional financing before we can generate revenues. We intend to raise the capital required to meet any additional needs through sales of our securities in secondary offerings or private placements.  We have no agreements in place to do this at this time.

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

Item 4. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being July 31, 2010.  This evaluation was carried out under the supervision and with the participation of our Company's management, including our Company's president and chief executive officer.  Based upon that evaluation, our Company's president and chief executive officer concluded that our Company's disclosure controls and procedures are effective as at the end of the period covered by this report.  There have been no significant changes in our Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  (Removed and Reserved)

None

Item 5.  Other Information

None

Item 6.  Exhibits.

Exhibits required by Item 601 of Regulation S-B

Exhibit Number	Description
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2, filed on August 3, 2005).
3.2	By-laws (incorporated by reference from our Registration Statement on Form SB-2, filed on February 4, 2003).
4.1	Specimen Stock Certificate (incorporated by reference from our Registration Statement on Form SB-2, filed on August 3, 2005).
31.1*	Section 302 Certification
32.1*	Section 906 Certification

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JAMMIN JAVA CORP.
/s/ Anh Tran
Date: September 20, 2010	Anh Tran, President, Treasurer and CEO (Principal Executive Officer and Principal Accounting Officer).