Form 10-Q
period 2010-10-31
JAMMIN JAVA CORP.
filed 2010-12-20
CIK 1334586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-52161

Jammin Java Corp.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of Incorporation or organization)	26-4204714 (IRS Employer Identification No.)

8200 Wilshire Blvd., Suite 200
Beverly Hills, CA 90211
(Address of principal executive offices
And zip code)

(323) 556-0746
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☑ No☐

As of December 20, 2010, there were 68,987,650 shares of the issuer's common stock outstanding, which takes into account the Cancellation described below.

Jammin Java Corp.

For the Three and Nine Months Ended October 31, 2010

INDEX

PART I – FINANCIAL INFORMATION		Page

Item 1.	Financial Statements

	Balance Sheets as of October 31, 2010 (unaudited ) and January 31, 2010	F-1

	Statements of Operations (unaudited) - For the three and nine months ended October 31, 2010 and 2009 and from Inception (September 27, 2004) through October 31, 2010	F-2

	Statements of Cash Flows (unaudited) - For the nine months ended October 31, 2010 and 2009 and from Inception (September 27, 2004) through October 31, 2010	F-3

	Notes to Financial Statements (unaudited)	F-4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	7

Item 4.	Controls and Procedures	7

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	7

Item 1A.	Risk Factors	7

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3.	Defaults Upon Senior Securities	11

Item 4.	(Removed and Reserved)	11

Item 5.	Other Information	11

Item 6.	Exhibits	11

Signatures		12

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

JAMMIN JAVA CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	October 31,	January 31,
	2010	2010
Assets	(unaudited)

Current Assets:
Cash	$-	$27,513
Total Current Assets	-	27,513

Property and equipment, net	739	1,294
License agreement	640,000	-
Total Assets	$640,739	$28,807

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities:
Accounts payable	$15,202	$6,973
Advances from related parties	39,783	37,911
Total Current Liabilities	54,985	44,884

Total Liabilities	54,985	44,884

Stockholders' Equity (Deficit):
Common stock, $.001 par value, 5,112,861,525 shares authorized;
98,910,594 shares issued and outstanding	98,910	98,910
Additional paid-in-capital	998,604	358,604
Subscription receivable	-	(50,000)
Deficit accumulated during the development stage	(511,760)	(423,591)
Total Stockholders' Equity (Deficit)	585,754	(16,077)

Total Liabilities and Stockholders' Equity (Deficit)	$640,739	$28,807

See accompanying notes to financial statements

JAMMIN JAVA CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Three and Nine Months Ended October 31, 2010 and 2009
And The Period from September 27, 2004 (Inception) Through October 31, 2010
(Unaudited)

					Inception
	Three Months Ended		Nine Months Ended		through
	October 31,		October 31,		October 31,
	2010	2009	2010	2009	2010
Expenses:
General and administrative	$29,755	$3,743	$88,169	$35,486	$425,547
Farming cost	-	271	-	813	5,167
Impairment of property and equipment	-	-	-	-	81,046
Net Loss	$(29,755)	$(4,014)	$(88,169)	$(36,299)	$(511,760)

Net loss per share:
Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	98,910,594	97,710,594	98,910,594	97,710,594

See accompanying notes to financial statements

JAMMIN JAVA CORP.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Nine Months ended October 31, 2010 and 2009
And Period from September 27, 2004 (Inception) through October 31, 2010
(Unaudited)

			Inception
	Nine Months Ended		through
	October 31,		October 31,
	2010	2009	2010
Cash Flows From Operating Activities:
Net loss	$(88,169)	$(36,299)	$(511,760)
Adjustments to reconcile net loss to net
cash used in operating activities:
Imputed interest on shareholder advance	-	-	1,004
Depreciation	555	1,367	3,646
Impairment of property and equipment	-	-	81,046
Changes in:
Prepaid expenses	-	5,600	-
Accounts payable	8,229	7,049	15,202
Net cash used in operating activities	(79,385)	(22,283)	(410,862)

Cash Flows Used in Investing Activities:
Purchase of property and equipment	-	(7,142)	(85,431)
Net cash used in investing activities	-	(7,142)	(85,431)

Cash Flows From Financing Activities:
Advances from related parties	1,872	22,434	39,783
Proceeds from sale of common shares	50,000	-	456,510
Net cash provided by financing activities	51,872	22,434	496,293

Net increase (decrease) in cash	(27,513)	(6,991)	-
Cash at beginning of period	27,513	8,197	-
Cash at end of period	$-	$1,206	$-

See accompanying notes to financial statements

JAMMIN JAVA CORP.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
October 31, 2010
(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited interim financial statements of Jammin Java Corp. (the “Company”), a development stage company, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year as reported in Form 10-K, have been omitted.

Note 2. Asset Purchase and Sale Agreement

On March 31, 2010 the Company entered into an asset purchase and sale agreement (the “Asset Agreement”) and Trademark License Agreement (the “License Agreement”) with Marley Coffee LLC (“MCL”), a private limited liability company of which one director of the Company and his family have a combined controlling interest.  MCL owns “Marley Coffee” and related trademarks (the “Trademarks”). In accordance with the License Agreement, MCL grants to the Company a non-exclusive transferable sub-license for the worldwide rights to use the Trademarks for the licensed products and distribution channels. “Licensed Distribution Channels” means hotels, restaurants, office coffee service industry, and large chain (big box) retail stores.  “Licensed products and services” means coffee in portion sizes of 5lb bags, 1lb bags, 2lb bags and 2.5 oz portion packs, related goods, and goods related to the Licensed Services.  “Licensed Services” means coffee roasting services, coffee production services and coffee sales, supply distribution and support services.

Consideration for the license of the Trademarks is as follows:

(1)	The Company entered into the Asset Agreement to sell all its interests in the development of its previous branding and business plan to MCL;

(2)	The Company assigned the farm lease agreement to MCL and transferred to MCL all its interest in the farm lease agreement and leasehold improvements on the farm;

(3)	The Company will issue to MCL ten million (10,000,000) shares of common stock of the Company as follows:

•	One Million (1,000,000) shares upon the execution of the License Agreement (which shares were issued in December 2010); and
•	One Million (1,000,000) shares on each anniversary of the execution of the License Agreement for the following nine years.

 The Company retained an independent evaluator for a valuation of the License Agreement and the consideration paid.  The valuation factors taken into consideration by the evaluator included:

•	the nature of the business and the history of the Company since inception;
•	the economic outlook in general and the condition or outlook of the coffee industry;
•	the book value of the business and the financial condition of the Company;
•	the relief from royalty payments associated with using trademarks;
•	the dividend-paying capacity of the Company;
•	sales of stock and the size of the block of stock to be valued; and
•	the market prices of securities of corporations engaged in the same or a similar line of business and actively traded in a free and open market, either on an exchange or over-the-counter basis.

Based on the independent evaluator’s analysis, management estimated that the fair market value of this transaction was $640,000. The License Agreement has an indefinite life and is therefore not being amortized.

Management evaluated the carrying value of the license and determined that no impairment existed at October 31, 2010.

Note 3 – Related Party Transactions

During the nine months ended October 31, 2010, a former director who resigned during the period advanced an additional $1,872 to the Company, increasing the amount owed to this former director at October 31, 2010 to $39,783. The advance is unsecured, non-interest bearing and has no specific terms of repayment.

During the nine months ended October 31, 2010, Mr. Anh Tran, the Company’s President entered into a lease agreement on behalf of the Company for office space. The Company has been making monthly rent payments for the office in accordance with the amounts specified in the lease agreement. Because the lease is signed by Mr. Anh Tran, it is not a commitment of the Company. The Company made rent expense payments of $14,341 during the period ended October 31, 2010, related to this arrangement.

During the nine months ended October 31, 2010, the Company paid $9,396 to a family member of a Director of the Company for website design costs.  As of October 31, 2010, the Company owed $665 to this person.

Note 4 – Share Capital

In December 2009, the Company issued 1,200,000 common shares at $0.075 per share for total proceeds of $90,000, of which $40,000 was received in cash at that time and the remaining $50,000 was reflected as a subscription receivable. The $50,000 was collected during the nine months ended October 31, 2010.

On March 31, 2010 the Company signed the Asset Agreement with MCL to acquire a license agreement from MCL by agreeing to issue ten million shares of the Company’s common stock valued at $640,000, as described in Note 2 above.  These shares have not been issued to MCL as of the issuance date of these financial statements.

Note 5 – Subsequent Events

In December 2010, the Company issued 1,000,000 common shares per the terms of the License Agreement discussed in Note 2.

In December 2010, Anh Tran, the Company’s President and Director purchased 1,000,000 shares of the Company’s common stock from David O’Neill, a then greater than 10% shareholder of the Company and the former President and Director of the Company in consideration for $12,500 or $0.0215 per share.

In December 2010, Rohan Marley, the Company’s Director purchased 12,897,500 shares of the Company’s common stock from Mr. O’Neill, in consideration for $3,000 or $0.0002 per share, which shares represent 18.7% of the Company’s outstanding shares of common stock post Cancellation (as described below).

In December 2010, Mr. O’Neill, Shane Whittle, the Company’s former President and Director, and a third party cancelled an aggregate of 30,922,944 shares of common stock which they held (the “Cancellation”).

Item 2.  Management's Discussion and Analysis or Plan of Operations.

The following discussion and analysis of our financial condition is as of October 31, 2010. Our results of operations and cash flows should be read in conjunction with our unaudited financial statements and notes thereto included elsewhere in this report and the audited financial statements and the notes thereto included in our Form 10-K for the year ended January 31, 2010.

Forward-Looking Statements

 Some of the statements contained in this report discuss future expectations, contain projections of results of operations or financial condition, or state other "forward-looking" information. The words "believe," "intend," "plan," "expect," "anticipate," "estimate," "project," "goal" and similar expressions identify such a statement was made. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. Factors that might cause or contribute to such a discrepancy include, but are not limited to the risks discussed in this and our other Securities and Exchange Commission (“SEC”) filings. We do not promise to or take any responsibility to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements. Future events and actual results could differ materially from those expressed in, contemplated by, or underlying such forward-looking statements.

 Business Overview

The Company was incorporated on September 27, 2004 under its former name “Global Electronic Recovery Corp.” (the “Company,” “we,” and “us”).  Our resident agent is Empire Stock Transfer of Nevada located at 2470 Saint Rose Parkway, Suite 304, Henderson, Nevada.  Prior to February 25, 2008, we were engaged in the recycling of electronic waste in the city of Los Angeles, California.  We commenced limited operations including a feasibility study and the search for an appropriate facility location. We also joined various recycling organizations to assist in the marketing of our recycling facility.  As our management conducted due diligence on the electronic waste recycling industry, management realized that this industry did not present the best opportunity for our company to realize value for our shareholders.  In an effort to substantiate shareholder value, the Company then sought to identify, evaluate and investigate various companies and compatible or alternative business opportunities with the intent that, should the opportunity arise, a new business be pursued.

On February 5, 2008 we incorporated a subsidiary named Marley Coffee Inc.  On February 25, 2008 we changed our name from “Global Electronic Recovery Corp." to "Marley Coffee Inc." when we merged our subsidiary, Marley Coffee Inc., into our company.

Effective July 13, 2009, we changed our name from "Marley Coffee Inc." to “Jammin Java Corp.” when we merged our subsidiary, Jammin Java Corp., into our Company. Our common stock was quoted on the NASD Over-the-Counter Bulletin Board under the symbol "JAMN" effective at the opening of the market on September 17, 2009.

Current Business Operations

Jammin Java

In July 2009, we decided to pursue the business of providing premium roasted coffee on a wholesale level to the service, hospitality, office coffee service and big box store market.  We also intend to develop a share of the category and create a leadership position by capitalizing on the success of the Marley name with a co-brand called “Jammin Java” by Rohan Marley.  This is planned to coincide with our strategy to create other lines of products under the Jammin Java brand.  In addition, we intend to use this opportunity to take advantage of the strong increase in consumer demand towards sustainable coffee products by providing organic as well as fairly trade coffees for the above stated business verticals.

On March 31, 2010 we entered into an asset purchase and sale agreement (the “Asset Agreement”) and Trademark License Agreement (the “License Agreement”) with Marley Coffee LLC (“MCL”), a private limited liability company of which one of our directors and his family have a combined controlling interest.  Jammin Java Corp. and MCL are separate entities and should not be construed as the same.

MCL owns “Marley Coffee” and related trademarks (the “Trademarks”). In accordance with the License Agreement, MCL grants the Company a non-exclusive transferable, sub-licensable, worldwide license to use the Trademarks for the licensed products and distribution channels. “Licensed Distribution Channels” means hotels, restaurants, office coffee service industry, and large chain (big box) retail stores.  “Licensed products and services” means coffee in portion sizes of 5lb bags, 1lb bags, 2lb bags and 2.5 oz portion packs, related goods, and goods related to the Licensed Services.  “Licensed Services” means coffee roasting services, coffee production services and coffee sale, supply distribution and support services.

The Company’s immediate future plans to utilize the license are to create, roast and distribute to the service, hospitality, office coffee service and big box store market segments.  The name of the initial line of the coffee is called the Lion’s Blend by Jammin Java and supported by Marley Coffee.

 The consideration for the license of the Trademarks is as follows:

(1)	The Company entered into the Asset Agreement to sell all its interests in the development of its previous branding and business plan to MCL.

(2)	The Company assigned the farm lease agreement to MCL and transferred to MCL all its interest in the farm lease agreement and leasehold improvements on the farm.

(3)	The Company also agreed to issue MCL ten million (10,000,000) shares of common stock of the Company as follows:

• One Million (1,000,000) shares upon the execution of the License Agreement (which shares were issued in December 2010); and
• An additional One Million (1,000,000) shares on each anniversary of the execution of the License Agreement for the following nine years.

The Company retained an independent evaluator for a valuation of the License Agreement and the consideration paid.  The valuation factors taken into consideration by the evaluator included:

•	the nature of the business and the history of the Company since inception;
•	the economic outlook in general and the condition or outlook of the coffee industry;
•	the book value of the business and the financial condition of the Company;
•	the relief from royalty payments associated with using trademarks;
•	the dividend-paying capacity of the Company;
•	sales of stock and the size of the block of stock to be valued; and
•	the market prices of securities of corporations engaged in the same or a similar line of business and actively traded in a free and open market, either on an exchange or over-the-counter basis.

Based on the independent evaluator’s analysis, management estimated that the fair market value of this transaction was $640,000. The License Agreement has an indefinite life and is therefore not being amortized.

Management of the Company reviewed the valuation report and is satisfied that the report fairly values the transaction.  Management evaluated the carrying value of the license and determined that no impairment existed at October 31, 2010.

We entered into the License Agreement because we were of the view that Marley Coffee LLC is better positioned to continue developing the farm in a sustainable manner.  The License Agreement also secures our rights to use the Trademarks.  We also believed that the Company would be better suited to focus on the service, hospitality, OCS, and big box market segments whereas MCL would focus on the high-end retail market.

Properties

During the nine months ended October 31, 2010, Mr. Anh Tran, the Company’s President entered into a lease agreement on behalf of the Company for office space. The Company has been making monthly rent payments for the office in accordance with the amounts specified in the lease agreement. Because the lease is signed by Mr. Anh Tran, it is not a commitment of the Company.

Product Research and Development

We do not anticipate that we will expend any significant funds on research and development over the twelve months ending October 31, 2011.

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

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles generally requires us to make judgments, estimates, and assumptions in the preparation of our financial statements and accompanying notes.  Actual results may differ from these estimates under different assumptions or conditions. We believe that there have been no significant changes in our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended January 31, 2010.

PLAN OF OPERATIONS

The following discussion should be read in conjunction with our financial statements.  We’ve commenced production of bag design, brand development and a new commercial website at jamminjavacoffee.com, which contains information we do not desire to be incorporated by reference herein. The Company has also initiated the process of filing for trademarks in North America, though the Company has not received trademarks.  We have secured an office coffee services partner who is currently awaiting product completion.  We anticipate generating revenues this upcoming quarter, of which there can be no assurance.

 Over the next twelve months we intend to use funds to commence marketing our service, showcasing at industry tradeshows and for general and administrative expenditures, as follows:

Estimated Funding Required During the Next Twelve Months:

General and Administrative	$55,000
Marketing/Advertising	$75,500
Total	$130,500

Results of Operations and Financial Condition

Comparison of the Three Months Ended October 31, 2010 with the Three Months Ended October 31, 2009

Net Sales. We recorded no revenues for the three months ended October 31, 2010 and 2009, and have not generated any revenues since inception.

General and Administrative Expenses.  General and administrative expenses for the three months ended October 31, 2010 were $29,755, compared with $3,743 for the three months ended October 31, 2009, an increase of $26,012 from the prior period. The increase in expenses was primarily related to an increase in professional service fees.

Net Loss. We had a net loss of $29,755 for the three months ended October 31, 2010, compared to $4,014 for the three months ended October 31, 2009, an increase in net loss of $25,741 from the prior period.

Comparison of the Nine Months Ended October 31, 2010 with the Nine Months Ended October 31, 2009

Net Sales. We recorded no commercial revenues for the nine months ended October 31, 2010 and 2009, and have not generated any revenues since inception.

General and Administrative Expenses.  General and administrative expenses for the nine months ended October 31, 2010 were $88,169, compared with $35,486 for the nine months ended October 31, 2009, an increase of $52,683 from the prior period. The increase in expenses was primarily related to an increase in professional service fees.

Net Loss. We had a net loss of $88,169 for the nine months ended October 31, 2010, compared to $36,299 for the nine months ended October 31, 2009, an increase in net loss of $51,870 from the prior period.

Liquidity and Capital Resources

We had total assets consisting solely of long-term assets of $640,739 as of October 31, 2010, including property and equipment of $739 and license agreement of $640,000, compared to total assets of $28,807 on January 31, 2010.

We had total liabilities consisting solely of current liabilities of $54,985 as of October 31, 2010 and $44,884 as of January 31, 2010.  Current liabilities included $39,783 of advances from shareholder in connection with amounts advanced to us by a former director and $15,202 of accounts payable.

We had a working capital deficit of $54,985 and a total accumulated deficit of $511,760 as of October 31, 2010.

We had net cash flows used in operating activities of $79,385 for the nine months ended October 31, 2010, which was mainly due to $88,169 of net loss offset by $8,229 of accounts payable.

We had net cash provided by financing activities of $51,872 for the nine months ended October 31, 2010, of which $50,000 was from the sale of common stock and $1,872 was in connection with amounts advanced to us by a former director.  The advance is unsecured, non-interest bearing and has no specific terms of repayment.

Our principal capital resources have been through issuance of common stock and shareholder loans.  At October 31, 2010, we had no cash on hand. We will require additional financing before we can generate revenues. We intend to raise the capital required to meet any additional needs through sales of our securities in secondary offerings or private placements.  We have no agreements in place to do this at this time.

We have no current commitment from our officers and Directors or any of our shareholders to supplement our operations or provide us with financing in the future. If we are unable to raise additional capital from conventional sources and/or additional sales of stock in the future, we may be forced to curtail or cease our operations. Even if we are able to continue our operations, the failure to obtain financing could have a substantial adverse effect on our business and financial results.

In the future, we may be required to seek additional capital by selling debt or equity securities, selling assets, or otherwise be required to bring cash flows in balance when we approach a condition of cash insufficiency. The sale of additional equity or debt securities, if accomplished, may result in dilution to our then shareholders. We provide no assurance that financing will be available in amounts or on terms acceptable to us, or at all.

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

For the nine month period ended October 31, 2010, there were no accounting standards or interpretations issued that are expected to have a material impact on our financial position, operations or cash flows.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being October 31, 2010.  This evaluation was carried out under the supervision and with the participation of our Company's management, including our Company's president and chief executive officer.  Based upon that evaluation, our Company's president and chief executive officer concluded that our Company's disclosure controls and procedures are effective as of the end of the period covered by this report.  There have been no significant changes in our Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures  designed to ensure that information required to be disclosed in our Company's reports filed under the Exchange Act is accumulated and communicated to management, including our Company's president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in our internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors.

Reference is made to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements” in Part I, Item 2 of this report. This Item 1A should be read in conjunction with Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2010 filed with the SEC, which is incorporated herein by reference. Although we believe that the expectations reflected in any forward-looking statements we make are reasonable, we caution you that these expectations or predictions may not prove to be correct or we may not achieve the financial or operations results or other benefits anticipated in the forward-looking statements. Forward-looking statements are subject to a number of risks and uncertainties, which could cause our actual results to vary materially from those suggested by the forward-looking statements discussed below.

An investment in our common stock is highly speculative, and should only be made by persons who can afford to lose their entire investment in us. You should carefully consider the following risk factors and other information in this quarterly report before deciding to become a holder of our common stock. If any of the following risks actually occur, our business and financial results could be negatively affected to a significant extent.

We cannot make any assurance that material sales will develop.

We will not be able to continue our business operations for the next six (6) months with the current cash we have on hand.  We anticipate the need for approximately $135,000 in the next twelve (12) months to continue our business operations and begin the marketing of our products throughout the internet.  We have not made any sales of our products to date, and can make no assurances that material sales will develop in the future, if at all.  Moving forward, we hope to build awareness of our website, www.jamminjavacoffee.com and in turn create demand for our products and sales, of which there can be no assurance.

We may not be able to continue our business plan and business activities without additional financing.

We depend to a great degree on the ability to attract external financing in order to conduct future business activities. We are currently funded solely by our shareholders.  We anticipate the need for approximately $135,000 of additional funding to continue our operations for the next twelve (12) months.  We have not generated any revenues to date through sales of products through our website, and can make no assurances that any sales will develop in the future and/or that such sales will be sufficient to support our working capital needs. If we are unable to raise the additional funds required for our business activities in the future, we may be forced to abandon our current business plan.  If you invest in us and we are unable to raise the required funds, your investment could become worthless.

Our auditors have expressed substantial doubt as to whether our Company can continue as a going concern.

We are in our developmental stage. We have not generated sufficient revenues to support our operations to date and have incurred substantial losses. The Company has an accumulated deficit of $511,760 and a working capital deficit of $54,985 at October 31, 2010. In connection with our January 31, 2010 audit our auditor has raised substantial doubt about the Company's ability to continue as a going concern.

We may be forced to abandon our business plan if we do not generate revenues.

We currently have a poor financial position. We have not generated any revenues to date. There is a risk that we will not generate revenues moving forward, and that your investment in us will not appreciate. If we do not generate revenues in the future, we may be forced to abandon our business plan and your securities may become worthless.

Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through the issuance of additional shares of our common stock.

We have no committed source of financing. Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares of common stock. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of the Company because the shares may be issued to parties or entities committed to supporting existing management.

We lack an operating history which you can use to evaluate us, making any investment in our Company risky.

We lack an operating history which investors can use to evaluate our previous earnings, as we were incorporated in September 2004. Therefore, an investment in us is risky because we have no business history and it is hard to predict what the outcome of our business operations will be in the future.

We rely upon key personnel and if they leave us, our business plan and results of operations could be adversely affected.

We rely heavily on our Chief Executive Officer, Chief Financial Officer and Treasurer, Anh Tran for our success. His experience and input create the foundation for our business and he is responsible for the directorship and control over our exploration activities. We do not currently have an employment agreement or "key man" insurance policy on Mr. Tran. Moving forward, should we lose the services of Mr. Tran for any reason, we will incur costs associated with recruiting a replacement and delays in our operations. If we are unable to replace him with another suitably trained individual or individuals, we may be forced to scale back or curtail our business plan and exploration activities. As a result of this, your investment in us could become devalued or worthless.

Shareholders who hold unregistered shares of our common stock are subject to resale restrictions pursuant to Rule 144, due to our status as a “Shell Company”.

Pursuant to Rule 144 of the Securities Act of 1933, as amended (“Rule 144”), a “shell company” is defined as a company that has no or nominal operations; and, either no or nominal assets; assets consisting solely of cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets.  As such, we are a “shell company” pursuant to Rule 144, and as such, sales of our securities pursuant to Rule 144 are not able to be made until 1) we have ceased to be a “shell company; 2) we are subject to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, and have filed all of our required periodic reports for a period of one year; and a period of at least twelve months has elapsed from the date “Form 10 information” has been filed with the Commission reflecting the Company’s status as a non-“shell company.”  Because none of our securities can be sold pursuant to Rule 144, until at least a year after we cease to be a “shell company” (as described in greater detail above), any securities we issue to consultants, employees, in consideration for services rendered or for any other purpose will have no liquidity until and unless such securities are registered with the Commission and/or until a year after we cease to be a “shell company” and have complied with the other requirements of Rule 144, as described above.  As a result, it may be harder for us to fund our operations and pay our consultants with our securities instead of cash.  Furthermore, it will be harder for us to raise funding through the sale of debt or equity securities unless we agree to register such securities with the Commission, which could cause us to expend additional resources in the future.  Our status as a “shell company” could prevent us from raising additional funds, engaging consultants using our securities to pay for any acquisitions (although none are currently planned), which could cause the value of our securities, if any, to decline in value or become worthless.   Furthermore, as we may not ever cease to be a “shell company,” investors who purchase our restricted securities and/or non-free trading shares of our securities may be forced to hold such securities indefinitely.

Our operations, if any, will be subject to currency fluctuations.

While we currently only have limited operations and have not generated any revenues to date, we believe that our products, if any, will be sold in world markets in United States dollars. As a result, currency fluctuations may affect the cash flow we realize from our future sales, if any. Foreign exchange fluctuations may materially adversely affect our financial performance and results of operations.

Although we have been approved to quote our securities on the Over-The-Counter Bulletin Board, there is not currently a public market for our securities.  If there is a market for our securities in the future, our stock price may be volatile and illiquid.

While our securities have been approved for quotation on the Over-The-Counter Bulletin Board (“OTCBB”) under the symbol “JAMN”, none of our shares of common stock have traded to date, and there is currently no market for our common stock. If there is a market for our common stock in the future, we anticipate that such market would be illiquid and would be subject to wide fluctuations in response to several factors, including, but not limited to:

(1)	actual or anticipated variations in our results of operations;
(2)	our ability or inability to generate new revenues;
(3)	increased competition; and
(4)	conditions and trends in the market for medical testing products.

Furthermore, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price and liquidity of our common stock.

If we are late in filing our quarterly or annual reports with the SEC, we may be de-listed from the Over-The-Counter Bulletin Board.

Pursuant to Over-The-Counter Bulletin Board ("OTCBB") rules relating to the timely filing of periodic reports with the SEC, any OTCBB issuer which fails to file a periodic report (Form 10-Q's or 10-K's) by the due date of such report (not withstanding any extension granted to the issuer by the filing of a Form 12b-25), three (3) times during any twenty-four (24) month period is automatically de-listed from the OTCBB. Such removed issuer would not be re-eligible to be listed on the OTCBB for a period of one-year, during which time any subsequent late filing would reset the one-year period of de-listing. As we were late in filing our Form 10-Q for the period ending April 30, 2010, if we are late in our filings two times prior to the due date of our April 30, 2012 Form 10-Q, or three times in any twenty-four (24) month period and are de-listed from the OTCBB, our securities may become worthless and we may be forced to curtail or abandon our business plan.

We incur significant costs as a result of operating as a fully reporting company.

We incur significant legal, accounting and other expenses in connection with our status as a fully reporting public company. The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") and new rules subsequently implemented by the SEC have imposed various new requirements on public companies, including requiring changes in corporate governance practices. As such, our management and other personnel will need to devote a substantial amount of time to these and other compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure of controls and procedures. In particular, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expenses and expend significant management efforts. We currently do not have an internal audit group, and we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we identify deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

Investors may face significant restrictions on the resale of our common stock due to federal regulations of penny stocks.

Once our common stock is listed on the OTC Bulletin Board, it will be subject to the requirements of Rule 15(g)9, promulgated under the Securities Exchange Act as long as the price of our common stock is below $5.00 per share. Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990, also requires additional disclosure in connection with any trades involving a stock defined as a penny stock. Generally, the Commission defines a penny stock as any equity security not traded on an exchange or quoted on NASDAQ that has a market price of less than $5.00 per share. The required penny stock disclosures include the delivery, prior to any transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it. Such requirements could severely limit the market liquidity of the securities and the ability of purchasers to sell their securities in the secondary market.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the License Agreement, described above, we agreed to issue MCL ten million (10,000,000) shares of common stock of the Company as follows:

- One Million (1,000,000) shares upon the execution of the License Agreement (which shares were issued in December 2010); and
- An additional One Million (1,000,000) shares on each anniversary of the execution of the License Agreement for the following nine years.

We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended since the foregoing issuance did not involve a public offering, the recipient took the shares for investment and not resale and we took appropriate measures to restrict transfer.  No underwriters or agents were involved in the foregoing issuance and we paid no underwriting discounts or commissions.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  (Removed and Reserved)

None

Item 5.  Other Information

In December 2010, Anh Tran, the Company’s President and Director purchased 1,000,000 shares of the Company’s common stock from David O’Neill, a then greater than 10% shareholder of the Company and the former President and Director of the Company in consideration for $12,500 or $0.0215 per share.

In December 2010, Rohan Marley, the Company’s Director purchased 12,897,500 shares of the Company’s common stock from Mr. O’Neill, in consideration for $3,000 or $0.0002 per share, which shares represent 18.7% of the Company’s outstanding shares of common stock post Cancellation (as described below).

In December 2010, Mr. O’Neill, Shane Whittle, the Company’s former President and Director, and a third party cancelled an aggregate of 30,922,944 shares of common stock which they held (the “Cancellation”).

Item 6.  Exhibits.

Exhibit No.             Description

31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
________________
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JAMMIN JAVA CORP.

Dated: December 20, 2010	By: /s/ Anh Tran
Anh Tran
President and Chief Executive Officer (Principal Executive Officer) and Treasurer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.             Description

31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
 __________________
* Filed herewith