Form 10-K
period 2011-01-31
JAMMIN JAVA CORP.
filed 2011-05-17
CIK 1334586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2011

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from ______ to ______

Commission file number: 000-52161

Jammin Java Corp.
(Name of small business issuer in its charter)

Nevada	2090	26-4204714
(State or jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(IRS Employer Identification Number)

8200 Wilshire Blvd., Suite 200
Beverly Hills, CA 90211
(Address of principal executive offices)

(323) 556-0746
(Registrant's telephone number)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B)
 OF THE EXCHANGE ACT:

None

SECURITIES REGISTERED PURSUANT TO SECTION 12(G)
 OF THE EXCHANGE ACT:

Common stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ]    No  [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ]    No  [X]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ].

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  [ ]    No  [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [  ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [X]  No  [   ].

The issuer had revenues of $1,037 for the fiscal year ended January 31, 2011.

The aggregate market value of the issuer's voting and non-voting common equity held by non-affiliates computed by reference to the closing price of such common equity on the Over-The-Counter Bulletin Board as of the nearest date prior to July 31, 2010 (as there was no bid or ask price on July 31, 2010), was approximately $7,183,472.

At May 11, 2011, there were 70,794,150 shares of the issuer's common stock outstanding, which number does not include 5,950,000 shares which the issuer has agreed to issue upon receipt of $2,380,000 in funding, as described in greater detail below, as the issuer has not received the $2,380,000 funding to date or physically issued such shares as of the date of this filing.

PART I

FORWARD-LOOKING STATEMENTS

ALL STATEMENTS IN THIS DISCUSSION THAT ARE NOT HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. STATEMENTS PRECEDED BY, FOLLOWED BY OR THAT OTHERWISE INCLUDE THE WORDS "BELIEVES", "EXPECTS", "ANTICIPATES", "INTENDS", "PROJECTS", "ESTIMATES", "PLANS", "MAY INCREASE", "MAY FLUCTUATE" AND SIMILAR EXPRESSIONS OR FUTURE OR CONDITIONAL VERBS SUCH AS "SHOULD", "WOULD", "MAY" AND "COULD" ARE GENERALLY FORWARD-LOOKING IN NATURE AND NOT HISTORICAL FACTS. THESE FORWARD-LOOKING STATEMENTS WERE BASED ON VARIOUS FACTORS AND WERE DERIVED UTILIZING NUMEROUS IMPORTANT ASSUMPTIONS AND OTHER IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE THE INFORMATION CONCERNING OUR FUTURE FINANCIAL PERFORMANCE, BUSINESS STRATEGY, PROJECTED PLANS AND OBJECTIVES. THESE FACTORS INCLUDE, AMONG OTHERS, THE FACTORS SET FORTH BELOW UNDER THE HEADING "RISK FACTORS." ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. MOST OF THESE FACTORS ARE DIFFICULT TO PREDICT ACCURATELY AND ARE GENERALLY BEYOND OUR CONTROL. WE ARE UNDER NO OBLIGATION TO PUBLICLY UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS.   REFERENCES IN THIS FORM 10-K, UNLESS ANOTHER DATE IS STATED, ARE TO JANUARY 31, 2011.  AS USED HEREIN, THE “COMPANY,” “JAMMIN JAVA,” “WE,” “US,” “OUR” AND WORDS OF SIMILAR MEANING REFER TO JAMMIN JAVA CORP., UNLESS OTHERWISE STATED.

ITEM 1. BUSINESS.

HISTORY

The Company was incorporated in Nevada on September 27, 2004 under its former name “Global Electronic Recovery Corp.” (the “Company,” “we,” and “us”).  Prior to February 25, 2008, we were engaged in the recycling of electronic waste in the city of Los Angeles, California.  We commenced limited operations including a feasibility study and the search for an appropriate facility location. We also joined various recycling organizations to assist in the marketing of our recycling facility.  As our management conducted due diligence on the electronic waste recycling industry, management realized that this industry did not present the best opportunity for our company to realize value for our shareholders.  In an effort to substantiate shareholder value, the Company then sought to identify, evaluate and investigate various companies and compatible or alternative business opportunities with the intent that, should the opportunity arise, a new business be pursued.

On October 23, 2007, our Board of Directors approved a 22.723829 for one (1) forward stock split of our authorized, issued and outstanding shares of common stock, which forward stock split was affected by the filing of a Certificate of Change with the Secretary of State of Nevada on September 11, 2007 (the “2007 Forward Split”). We amended our Articles of Incorporation by the filing of a Certificate of Change with the Nevada Secretary of State wherein we stated that our Company would issue 22.723829 shares for every one (1) share of common stock issued and outstanding immediately prior to the effective date of the forward stock split. The change in our Articles of Incorporation was effected with the Nevada Secretary of State on September 11, 2007. As a result, our authorized capital increased from 75,000,000 to 1,704, 287, 175 shares of common stock with a par value of $0.001 each.

On February 5, 2008 we incorporated a subsidiary named Marley Coffee Inc.  On February 25, 2008 we changed our name from “Global Electronic Recovery Corp." to "Marley Coffee Inc." when we merged our subsidiary, Marley Coffee Inc., into our company.

Effective July 13, 2009, we changed our name from "Marley Coffee Inc." to “Jammin Java Corp.” when we merged our then newly formed subsidiary, Jammin Java Corp., into our Company. Our common stock was quoted on the NASD Over-the-Counter Bulletin Board under the symbol "JAMN" effective at the opening of the market on September 17, 2009.

On January 10, 2010, our Board of Directors approved a three (3) for one (1) forward stock split of our authorized, issued and outstanding shares of common stock.  We amended our Articles of Incorporation by the filing of a Certificate of Change with the Nevada Secretary of State wherein we stated that our Company would issue three (3) shares for every one (1) share of common stock issued and outstanding immediately prior to the effective date of the forward stock split. The change in our Articles of Incorporation was effected with the Nevada Secretary of State on February 2, 2010. As a result, our authorized capital increased from 1,704,287,175 to 5,112,861,525 shares of common stock with a par value of $0.001 each (the “2010 Forward Split”, and collectively with the 2007 Forward Split, the “Stock Splits”).

Unless otherwise stated the shares of common stock disclosed throughout this report have been retroactively reflected for the Stock Splits.

CURRENT BUSINESS OPERATIONS

In July 2009, we decided to pursue the business of providing premium roasted coffee on a wholesale level to the service, hospitality, office coffee service and big box store market.  We also intend to develop a share of the category and create a leadership position by capitalizing on the success of the Marley name with a co-brand called “Jammin Java” by Marley Coffee.  This is planned to coincide with our strategy to create other lines of products under the Jammin Java brand.  In addition, we intend to use this opportunity to take advantage of the strong increase in consumer demand towards sustainable coffee products by providing organic as well as fairly trade coffees for the above stated business verticals.

Effective on March 31, 2010, we entered into an asset purchase and sale agreement (the “Asset Agreement”) and Trademark License Agreement (the “License Agreement”) with Marley Coffee LLC (“MCL”), a private limited liability company of which Rohan Marley, a Director of the Company, has a 33% ownership interest and serves as a Manager of and one of our former Directors and former majority shareholders has a 29% ownership interest and serves as a Manager of. Jammin Java Corp. and MCL are separate entities and should not be construed as the same.

MCL owns “Marley Coffee” and related trademarks (the “Trademarks”). In accordance with the License Agreement, MCL granted the Company a non-exclusive transferable, sub-licensable, worldwide license to use the Trademarks for the licensed products and distribution channels. “Licensed Distribution Channels” means hotels, restaurants, office coffee service industry, and large chain (big box) retail stores.  “Licensed products and services” means coffee in portion sizes of 5lb bags, 1lb bags, 2lb bags and 2.5 oz portion packs, related goods, and goods related to the Licensed Services.  “Licensed Services” means coffee roasting services, coffee production services and coffee sale, supply distribution and support services.

In April 2010, we entered into a Supply and Toll Agreement with Canterbury Coffee Corporation (“Canterbury” and the “Supply Agreement”). The Supply Agreement was subsequently amended by a First Amendment to Supply and Toll Agreement entered into as of May 12, 2011. The Supply Agreement has a term from April 28, 2011 to April 27, 2013, automatically continuing thereafter unless terminated in writing by either party with 60 days prior notice. Pursuant to the Supply Agreement, we provide Canterbury with pre-made bags bearing our logo and the Trademarks licensed through the License Agreement and Canterbury obtains the beans and other ingredients for, roasts, prepares and packages the coffee beans for our products and packages them in the bags which we provide to Canterbury. Under the Supply Agreement, we are responsible for carrying out sales and marketing for our products, provided that Canterbury pays the actual shipping costs to our licensed distributors and customers and receives the gross proceeds from the sale of our products, and we receive the net difference between the total cost of production and shipping of our products and the amount that Canterbury receives from the sale of such products to our distributors and customers. The prices set forth in the Supply Agreement are fixed until December 31, 2011, and are subject to change thereafter with thirty days written notice based on prevailing market prices. We bear 90% of the cost of bad debts or uncollectable accounts pursuant to the Supply Agreement. The Supply Agreement also provides for an annual sales volume rebate in the event we meet certain minimum volume requirements set forth in the Supply Agreement.

The Company is currently in discussions with MCL to amend the License Agreement to expand the description of the Licensed Services and to provide for exclusive rights to such Licenses Services; however, no definitive agreement or terms have been agreed to as of the date of this filing, and the Company can provide no assurance that such agreement will be agreed to or become effective in the future.  In the event such agreement does become effective, it will likely involve the issuance of additional securities to MCL, which could cause substantial dilution to the Company’s then shareholders and/or decrease such shareholders voting rights over the Company.

The Company’s immediate future plans to utilize the license with MCL are to create products and distribute them through our Supply Agreement with Canterbury, to the service, hospitality, office coffee service and big box store market segments.  The names of our initial lines of the coffee include Lion’s Blend, Mountain Roast and Kingston City Roast.

EMPLOYEES

We do not currently have any employees other than our President and CEO, Anh Tran, who spends approximately 40 hours per week on Company matters and certain of our Directors, as described below.  Mr. Tran is not paid nor does he accrue a salary from the Company in consideration for the services he renders.

However, certain members of the Company’s current Board of Directors, as described below, assist Mr. Tran with the day-to-day operations of the Company including Paola Dooly, who works for the Company full-time in sales and marketing; Alan Lewis who spends approximately 10 hours per week on general corporate matters for the Company; and Rohan Marley who spends approximately 10 hours per week on general corporate matters for the Company.

COMPETITION

The Company competes with Starbucks , Tullys, Seattle’s Best, Peet’s Coffee, Green Mountain Coffee, Farmer’s Brothers and other companies in the office coffee service and hospitality industry market.

SALES INITIATIVES

Sales to customers in the United States and Canada commenced in the fourth quarter and are steadily increasing.  Our main sales to date have been to internet based customers such as Cooking.com and Amazon.com.    The Company has also been listed with several distributors from United National Foods, Inc. (UNFI) in Canada to Gourmet Merchants International in the United States.  These sale arrangements are not documented by formal agreements.

RECENT AGREEMENTS

In November 2010, the Company sold an aggregate of 62,500 restricted shares of common stock to Wilson Capital, an offshore investor, in a private placement for an aggregate of $25,000 or $0.40 per share.

On December 22, 2010, the Company entered into a Share Issuance Agreement (the "Agreement") with Straight Path Capital, a company incorporated in the Republic of the Marshall Islands ("Straight Path"). Pursuant to the Agreement, the Company had the right to request Straight Path to purchase up to $2,500,000 of the Company's securities at a price per share of $0.40, until December 22, 2011.

Under the terms of the Agreement, the Company had the right, from time to time, to request a purchase from Straight Path of up to $40,000 per business day (each an "Investment" and such request, an “Investment Request”) for operating expenses, roll out of its business plan, working capital and other general corporate activities. Following receipt of any Investment Request, Straight Path has the right to agree to make such Investment or decide not to make an Investment in its sole discretion. Furthermore, Straight Path may refuse an Investment Request at any time or terminate the Agreement if it is not satisfied with the business affairs of the Company.

On January 4, 2011, the Company received $40,000 in connection with an Investment by Straight Path, which was used for development and operating expenses, and in February and March 2011, the Company received two additional investments of $40,000.  The Company subsequently issued Straight Path 100,000 shares of common stock for each of the January 2011 investment (which has previously been reported), February 2011 investment and the March 2011 investment (300,000 shares in total).

On May 5, 2011, the Company and Straight Path agreed to allow Straight Path to make an Investment of the remaining amount available under the Agreement, $2,380,000, in consideration for 5,950,000 shares of restricted common stock of the Company.  The Company has not received the $2,380,000 funding to date and as such, the shares issuable to Straight Path in connection with the May 5, 2011 investment have not been physically issued to date or reflected as issued and outstanding throughout this report.

Due to the fact that the Company is receiving the entire $2,500,000 available under the Agreement, Straight Path has an option to subscribe for an additional $500,000 of shares of the Company’s common stock at $0.40 per share.

In January 2011, the Company entered into an agreement with The Investor Relations Group Inc. (“IRG”).  Pursuant to the agreement, which was to remain in effect until January 18, 2012 (automatically renewable thereafter unless terminated by either party for additional 12 month periods), IRG agreed to provide us various investor relations services in consideration for $3,500 per month and 10,000 shares of the Company’s restricted common stock per month (of which three month’s shares have been issued to date).  Additionally, the Company agreed to issue IRG 300,000 shares of restricted common stock upon the parties’ entry into the agreement, which are subject to forfeiture by IRG, and vest to IRG at the rate of 1/12 of such shares per month during the initial twelve month term of the agreement.   Effective April 15, 2011, IRG and the Company entered into a revised agreement, which replaced and superseded the prior agreement, extended the initial term of the agreement to April 15, 2012 (automatically renewable thereafter unless terminated by either party for additional 12 month periods), added additional services to be provided by IRG, including the answering of shareholder calls, and increased the monthly fees due to IRG to $4,500 and 12,000 shares of the Company’s restricted common stock (both effective March 15, 2011).  The revised agreement also provided that the Company has the right after the first year of the agreement to pay IRG an additional cash fee of $2,000 per month in lieu of the monthly shares due to IRG, and that IRG has the right to require the Company to pay IRG such monthly shares in cash, in the event the volume weighted average trading price of the Company’s common stock on the first five days of any month falls below $0.50 per share.  The amended agreement did not affect the 300,000 shares issued to IRG which are still subject to forfeiture as described above and based on the first year term of the initial January 2011 agreement. The agreement can be terminated by either party at any time with written notice to the other party, provided that if terminated prior to end of the initial term, any unvested shares issued to IRG are to be returned to the Company and cancelled.

In February 2011, the Company entered into a Brokerage Agreement with Beekeeper Marketing (“Beekeeper”).  Pursuant to the agreement, the Company appointed Beekeeper as its sole representative for the sales of its products to Amazon.com, and agreed to pay Beekeeper a portion of its sales through Amazon.com as a commission on sales.  The agreement has a term of one (1) year, and is automatically renewable for additional one (1) year terms unless terminated in writing prior to the end of the then term.

On April 25, 2011, the Company entered into an Exclusive Sales and Marketing Agreement with National Coffee Service & Vending (“NCSV” and the “NCSV Agreement”).  Pursuant to the NCSV Agreement, we agreed to appoint NCSV as our exclusive agent and distributor of “Jammin Java Coffee” brand roasted coffee (“Product”) within the United States of America in the office coffee, vending, office products, water and other industries featuring a “break room” division and offshoots thereof.  The NCSV Agreement also contemplates the parties entering into a separate non-exclusive agreement for NCSV to receive rights in connection with the hospitality, e-retail and foodservices segments of the coffee industry, which has not been entered into to date.

Pursuant to the NCSV Agreement, NCSV is responsible for marketing and distribution of Products and we agreed to refer all inquires for the purchase of Products to NCSV (subject to small quantities of Products being referred to separate sub-agents).  We also agreed not to compete with NCSV for sales and to refer NCSV any sales relating to the Products and segments covered by the NCSV Agreement.

Pursuant to the NCSV Agreement, we and NCSV agreed to share any net profit generated by the NCSV Agreement 60/40, between us and NCSV, respectively.

The NCSV Agreement can be terminated by either party during the first year of the agreement (subject to the terms of the NCSV Agreement) and thereafter continues in effect for two year periods automatically renewing if not terminated as provided in the NCSV Agreement at the end of each successive year, for additional two year periods on a rolling basis.  After the first year of the NCSV Agreement, the NCSV Agreement can only be terminated in the event of a breach of the NCSV Agreement (by the non-breaching party) or if the terminating party pays the non-terminating party a lump sum equal to the estimated net profit which would have been due to the non-terminating party if the NCSV Agreement had remained in effect for an additional 24 months from the termination date of the NCSV Agreement (based on the prior 12 months net profit).

PATENTS, TRADEMARKS AND LICENSES

As discussed above, effective on March 31, 2010, the Company entered into an asset purchase and sale agreement (the “Asset Agreement”) and Trademark License Agreement (the “License Agreement”) with Marley Coffee LLC (“MCL”), a private limited liability company of which, Rohan Marley, one of our Directors has a 33% ownership interest and serves as a Manager of and one of our former Directors and former majority shareholders has a 29% ownership interest and serves as a Manager of.  MCL owns “Marley Coffee” and related trademarks (the “Trademarks”). In accordance with the License Agreement, MCL granted to the Company a non-exclusive transferable sub-license for the worldwide rights to use the Trademarks for the licensed products and distribution channels. “Licensed Distribution Channels” means hotels, restaurants, office coffee service industry (“OCS”), and large chain (big box) retail stores.  “Licensed products and services” means coffee in portion sizes of 5 pound bags, 1 pound bags, 2 pound bags and 2.5 ounce portion packs, related goods, and goods related to the Licensed Services.  “Licensed Services” means coffee roasting services, coffee production services and coffee sales, supply distribution and support services.

Consideration for the license of the Trademarks was as follows:

(1)	The Company entered into the Asset Agreement to sell all its interests in the development of its previous branding and business plan to MCL;

(2)	The Company assigned the farm lease agreement to MCL and transferred to MCL all its interest in the farm lease agreement and leasehold improvements on the farm;

(3)	The Company will issue to MCL ten million (10,000,000) shares of common stock of the Company as follows:

•	One Million (1,000,000) shares upon the execution of the License Agreement (which shares were issued in December 2010); and
•	One Million (1,000,000) shares on each anniversary of the execution of the License Agreement for the following nine years (of which 1,000,000 shares were issued in April 2011).

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

Management of the Company reviewed the valuation report and is satisfied that the report fairly values the transaction.  Management evaluated the carrying value of the license and determined that no impairment existed at January 31, 2011.

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

We’ve also commenced production of bag design, brand development and a new commercial website at jamminjavacoffee.com, which contains information we do not desire to be incorporated by reference herein.

Finally, the Company has also initiated the process of filing for trademarks in the United States (Serial Number 85074386) and Canada (application number 1486735), for the terms “Jammin’ Java, Rise and Shine”, although such trademarks have not been awarded to date.

PRODUCT RESEARCH AND DEVELOPMENT

We do not anticipate that we will expend any significant funds on research and development over the twelve months ending January 31, 2012.

ITEM 1A. RISK FACTORS.

RISK FACTORS

An investment in our common stock is highly speculative, and should only be made by persons who can afford to lose their entire investment in us. You should carefully consider the following risk factors and other information in this annual report before deciding to become a holder of our common stock. If any of the following risks actually occur, our business and financial results could be negatively affected to a significant extent.

We cannot make any assurance that material sales will develop.

We generated only limited sales as of January 31, 2011, and have generated sales of approximately $42,000 as of the date of this report. We anticipate the need for approximately $400,000 in the next twelve (12) months to continue our business operations and begin the marketing of our products throughout the internet which we believe we will have as a result of the May 2011 Straight Path Investment (described above); provided that we have not received the May 2011 funds to date.  We have limited sales as of January 31, 2011 and can make no assurances that material sales will develop in the future, if at all.  Moving forward, we hope to build awareness of our website, www.jamminjavacoffee.com and in turn create demand for our products and sales, of which there can be no assurance.

Our auditors have expressed substantial doubt as to whether our Company can continue as a going concern.

We are in our developmental stage. We have not generated sufficient revenues to support our operations to date and have incurred substantial losses. The Company has an accumulated deficit of $574,826 and working capital of $148,633 at January 31, 2011. In connection with our January 31, 2011 audit, our auditor has raised substantial doubt about the Company's ability to continue as a going concern.

We may not be able to successfully manage our growth, which could lead to our inability to implement our business plan.

Our growth is expected to place a significant strain on our managerial, operational and financial resources, especially considering that we currently only have one executive officer. Further, as we enter into additional contracts, we will be required to manage multiple relationships with various businesses and other third parties. These requirements will be exacerbated in the event of our further growth. There can be no assurance that our systems, procedures and/or controls will be adequate to support our operations or that our management will be able to achieve the rapid execution necessary to successfully implement our business plan. If we are unable to manage our growth effectively, our business, results of operations and financial condition will be adversely affected, which could lead to us being forced to abandon or curtail our business plan and operations.

We may be forced to abandon our business plan if we do not generate sufficient revenues.

We currently have a poor financial position. We have generated minimal revenues to date. There is a risk that we will not generate increased revenues moving forward, and that your investment in us will not appreciate. If we do not generate sufficient revenues in the future, we may be forced to abandon our business plan and your securities may become worthless.

Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through the issuance of additional shares of our common stock.

We believe we have a committed source of financing which requires issuance of stock. Wherever possible, our board of Directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our board of Directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares of common stock. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of the Company because the shares may be issued to parties or entities committed to supporting existing management.

Although Straight Path has agreed to purchase the remaining $2,380,000 of securities available under the terms of the Share Issuance Agreement, we have not received such funds to date and may never receive such funds.

On December 22, 2010, the Company entered into a Share Issuance Agreement (the "Agreement") with Straight Path Capital, a company incorporated in the Republic of the Marshall Islands ("Straight Path"). Pursuant to the Agreement, the Company had the right to request Straight Path to purchase up to $2,500,000 of the Company's securities at a price per share of $0.40, until December 22, 2011. On January 4, 2011, the Company received $40,000 in connection with an Investment by Straight Path, and in February and March 2011, the Company received two additional investments of $40,000. The Company subsequently issued Straight Path 100,000 shares of common stock for each of the January 2011 investment, February 2011 investment and the March 2011 investment (300,000 shares in total).

On May 5, 2011, the Company and Straight Path agreed to allow Straight Path to make an Investment of the remaining amount available under the Agreement, $2,380,000, in consideration for 5,950,000 shares of restricted common stock of the Company. The Company has not received the $2,380,000 funding to date and as such, the shares issuable to Straight Path in connection with the May 5, 2011 investment have not been physically issued to date or reflected as issued and outstanding throughout this report. Additionally, while the Company has been in continuing discussions with Straight Path regarding the receipt of such funds, there is a risk that the Company will never receive the $2,380,000 in funds from Straight Path. If this were to occur the Company would need to seek out additional financing, which may include the sale of debt or equity securities, the issuance of which may cause substantial dilution to the Company’s then shareholders. Additionally, as disclosed above, without additional funds, we may be forced to curtail or abandon our business plan, which could cause the value of our securities to decline in value or become worthless.

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

We rely heavily on our Chief Executive Officer, Chief Financial Officer and Treasurer, Anh Tran, and our Director’s Paola Dooly and Rohan Marley for our success. Their experience and input create the foundation for our business and are responsible for the directorship and control over our activities. Moving forward, should we lose the services of these individuals for any reason, we will incur costs associated with recruiting a replacement and delays in our operations. If we are unable to replace him with another suitably trained individual or individuals, we may be forced to scale back or curtail our business plan and activities. As a result of this, your investment in us could become devalued or worthless.  We currently have an aggregate of $1,000,000 in officer and Director’s liability insurance in place covering our officers and Directors.

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

Competition for coffee products and coffee brands is intense and could affect our future sales and profitability.

The coffee industry is highly fragmented. Competition in coffee products and brands are increasingly intense as relatively low barriers to entry encourage new competitors to enter the marketplace. In addition, we believe that maintaining and developing our brands is important to our success and the importance of brand recognition may increase to the extent that competitors offer products similar to ours. Many of our current and potential competitors have substantially greater financial, marketing and operating resources and access to capital than we do. Our primary competitors include Starbucks, Tullys, Seattle’s Best, Peet’s Coffee, Green Mountain Coffee, Farmer’s Brothers and other companies in the office coffee service and hospitality industry market. If we do not succeed in effectively differentiating ourselves from our competitors in the coffee industry, including by developing and maintaining our brands, or our competitors adopt our strategies, then our competitive position may be weakened and our sales of coffee, and accordingly our future revenues (if any), may be materially adversely affected.

Our business is dependent on sales of coffee, and if demand for coffee decreases, our business would suffer.

All of our revenues are planned to be generated through the sale of coffee. Demand for coffee is affected by many factors, including:

•	Changes in consumer tastes and preferences;
•	Changes in consumer lifestyles;
•	National, regional and local economic conditions;
•	Perceptions or concerns about the environmental impact of our products;
•	Demographic trends; and
•	Perceived or actual health benefits or risks.

Because we are highly dependent on consumer demand for coffee, a shift in consumer preferences away from coffee would harm our business more than if we had more diversified product offerings. If customer demand for our coffee decreases, our sales, if any, would decrease and we would be materially adversely affected.

We face a risk of a change in control due to the fact that our current sole officer and Directors do not own a majority of our outstanding voting stock.

Our current sole officer and Directors, do not hold voting control over the Company. As a result, our shareholders who are not officers and Directors of us may be able to obtain a sufficient number of votes to choose who serves on or Board of Directors and/or to remove our current Directors from the Board of Directors. Because of this, the current composition of our Board of Directors may change in the future, which could in turn have an effect on those individuals who currently serve in management positions with us. If that were to happen, our new management could affect a change in our business focus and/or curtail or abandon our business operations, which in turn could cause the value of our securities, if any, to decline or become worthless.

We believe that our future success will depend in part on our ability to obtain and maintain protection of our intellectual property and brand names.

Our success will depend in part on our ability to maintain and enforce the Trademarks we license through the License Agreement (described above). In the future, competitors or other third parties could claim that the Trademarks infringe on their rights, which could force us to defend infringement actions or challenge the validity of the third parties’ trademarks in court. Furthermore, we may have to take action, file lawsuits and expend significant resources in the future to protect the Trademarks and stop other parties from infringing on the use of such Trademarks and we cannot assure you that we will have sufficient resources to pursue such litigation or actions.  Any expenses we are forced to expend in defending our Trademarks or stopping third parties from infringing on such Trademarks will decrease the amount of working capital we have available for our business activities and could cause us to curtail or abandon our operations.

Our operations, if any, will be subject to currency fluctuations.

While we currently only have limited operations and have generated only limited revenues to date, we believe that our products, if any, will be sold in world markets in United States dollars. As a result, currency fluctuations may affect the cash flow we realize from our future sales, if any. Foreign exchange fluctuations may materially adversely affect our financial performance and results of operations.

We have recently received notice from the British Columbia Securities Commission regarding a potential cease trade order affecting the Company’s common stock.

We recently received notice of the fact that the British Columbia Securities Commission (“BCSC”) may issue a Cease Trade Order (the “Order”) against the Company’s securities under the British Columbia Securities Act.  We are currently taking steps to determine the steps to remedy the issue, and may take steps in the future to file certain deficient reports with British Columbia. If issued, the Order will require that all trading of the Company’s securities in British Columbia, Canada, be ceased.   Due to the BCSC filing requirements, the Company may be forced to expend resources in order to make duplicate filings of the Company’s public filings with the BCSC in addition to those previously filed with the SEC and to work through the BCSC’s issues.   Although the Company believes the matters with the BCSC will be resolved in a favorable manner, the fact that the BCSC has notified the Company that it may issue the Order, the issuance of the Order and/or any resolution of the Order, may cause us to expend resources and/or may have a negative effect on our securities which may cause them to decline in value or become worthless as a result thereof.

We have become aware that various unauthorized and unaffiliated internet stock promoters are promoting short-term investments in the Company’s common stock in their “stock reports” and on their websites, which could affect the market for and/or the value of our common stock.

The Company has recently become aware of various unauthorized and unaffiliated internet stock promoters who are promoting short-term investments in the Company’s common stock in their “stock reports” and on their websites.  Such websites often suggest significant short-term profits can be made by purchasing the Company’s common stock. Pursuant to language on such websites, the promoters have been paid by third parties of the Company with whom the Company has no knowledge or affiliation.  The Company takes no responsibility for any such information which is put out by non-affiliated third parties, or for any information which is paid for by third parties and further takes no responsibility to update or correct such information.

The Company encourages the public to thoroughly research any investment prior to making a financial commitment and/or seek the advice of a licensed broker/dealer prior to investing in its stock or any other company’s stock. The Company recommends that investors never rely upon unsolicited email or phone calls, third party “stock reports” or websites recommending extreme profits in only a short period of time which are paid for by third parties in connection with any investment decision.

The Company recommends that no investor purchase the Company’s common stock with the view to sell the Company’s stock in the short-term or in an effort to make a short-term profit, but instead investors purchase the Company’s securities with a view towards long-term investment based on a review of the Company’s periodic (Form 10-Q and 10-K), current report (Form 8-K) and other information as filed with the Securities and Exchange Commission (the “Commission”), including its description of business operations, financial statements, and results of operations as disclosed therein.

Notwithstanding the above, the fact that various unauthorized and unaffiliated internet stock promoters are promoting short-term investments in the company’s common stock may create artificial demand for the Company’s common stock, artificially inflate the value of the Company’s common stock, may cause the Company’s common stock to decline in value in the future, may create increased volume or volatility and/or may be perceived by potential investors as a negative factor all of which could adversely affect the market for and/or the value of our stock.

There is currently a volatile, sporadic and illiquid market for our common stock on the Over-The-Counter Bulletin Board.

Our securities are currently quoted on the Over-The-Counter Bulletin Board (“OTCBB”) under the symbol “JAMN”, however, we currently have a volatile, sporadic and illiquid market for our common stock, which is subject to wide fluctuations in response to several factors, including, but not limited to:

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

We will rely on our License Agreement with Marley Coffee, our Supply Agreement with Canterbury and the NCSV Agreement for our operations and revenues.

Effective March 31, 2010, we entered into the License Agreement with Marley Coffee LLC (“MCL”), a private limited liability company of which Rohan Marley, one of our Directors has a 33% ownership interest and serves as a Manager of and one of our former Directors and former majority shareholders has a 29% ownership interest and serves as a Manager of.  MCL owns “Marley Coffee” and related trademarks (the “Trademarks”). In accordance with the License Agreement, MCL granted the Company a non-exclusive transferable, sub-licensable, worldwide license to use the Trademarks for the licensed products and distribution channels. “Licensed Distribution Channels” means hotels, restaurants, office coffee service industry, and large chain (big box) retail stores.  In April 2010, we entered into a Supply and Toll Agreement with Canterbury Coffee Corporation (“Canterbury” and the “Supply Agreement”).  The Supply Agreement remains in effect until April 27, 2013, renewing automatically thereafter for additional one (1) year periods, provided that it can be terminated by either party with 60 days notice. Pursuant to the Supply Agreement, we provide Canterbury with pre-made bags bearing our logo and the Trademarks licensed through the License Agreement.  Canterbury obtains the beans and other ingredients for, roasts, prepares and packages the coffee beans for our products and packages them in the bags which we provide to Canterbury.  Under the Supply Agreement, we are responsible for carrying out sales and marketing for our products, provided that Canterbury pays the actual shipping costs to our licensed distributors and customers and receives the gross proceeds from the sale of our products, and we receive the net difference between the total cost of production and shipping of our products and the amount that Canterbury receives from the sale of such products to our distributors and customers. On April 25, 2011, the Company entered into an Exclusive Sales and Marketing Agreement with National Coffee Service & Vending (“NCSV” and the “NCSV Agreement”).  Pursuant to the NCSV Agreement, we agreed to appoint NCSV as our exclusive agent and distributor of “Jammin Java Coffee” brand roasted coffee (“Product”) within the United States of America in the office coffee, vending, office products, water and other industries featuring a “break room” division and offshoots thereof.  Pursuant to the NCSV Agreement, we and NCSV agreed to share any net profit generated by the NCSV Agreement 60/40, between us and NCSV, respectively.

We anticipate generating revenue moving forward solely as a result of the sale of coffee bearing the Trademarks under our Supply Agreement with Canterbury and through the NCSV Agreement. As a result, if the License Agreement was to be terminated, the Supply Agreement, or the NCSV Agreement were terminated or not renewed, our operations could be adversely effected, our revenues (if any), could be adversely affected and we could be forced to curtail or abandon our operations, causing any investment in the Company to decline in value or become worthless.

We incur significant costs as a result of operating as a fully reporting company.

We incur significant legal, accounting and other expenses in connection with our status as a fully reporting public company. The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") and new rules subsequently implemented by the SEC have imposed various new requirements on public companies, including requiring changes in corporate governance practices. As such, our management and other personnel will need to devote a substantial amount of time to these and other compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure of controls and procedures. In particular, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing has revealed deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expenses and expend significant management efforts. We currently do not have an internal audit group, and we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or as a result of the identification of deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

Investors may face significant restrictions on the resale of our common stock due to federal regulations of penny stocks.

We are subject to the requirements of Rule 15(g)9, promulgated under the Securities Exchange Act as long as the price of our common stock is below $5.00 per share. Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990, also requires additional disclosure in connection with any trades involving a stock defined as a penny stock. Generally, the Commission defines a penny stock as any equity security not traded on an exchange or quoted on NASDAQ that has a market price of less than $5.00 per share. The required penny stock disclosures include the delivery, prior to any transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it. Such requirements could severely limit the market liquidity of the securities and the ability of purchasers to sell their securities in the secondary market.

We have never issued cash dividends in connection with our common stock and have no plans to issue dividends in the future.

We have paid no cash dividends on our common stock to date and it is not anticipated that any cash dividends will be paid to holders of our common stock in the foreseeable future.  While our dividend policy will be based on the operating results and capital needs of our business, it is anticipated that any future earnings will be retained to finance our future expansion.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

During the twelve months ended January 31, 2011, Mr. Anh Tran, the Company’s President entered into a lease agreement on behalf of the Company for office space. The Company has been making monthly rent payments for the office in accordance with the amounts specified in the lease agreement. Because the lease is signed by Mr. Anh Tran, it is not a commitment of the Company. The Company made rent expense payments of $14,341 related to this arrangement.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we may become a party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations. We may become involved in material legal proceedings in the future.

ITEM 4. (REMOVED AND RESERVED).

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information and Holders

Our common stock is traded on the Over-The-Counter Bulletin Board (“OTCBB”) under the symbol “JAMN”.  We were briefly delisted from the OTCBB in September 2010, automatically due to Rule 15c2-11, but our common stock was re-quoted on the OTCBB in January 2011. As of May 11, 2011, there were 70,794,150 shares of common stock outstanding, held by approximately 22 shareholders of record of the common stock. This number does not include stockholders for whom shares were held in “nominee” or “street name”.  Our common stock trades on a limited, sporadic and volatile basis.

The table below shows the high and low per-share bid information for our common stock for the periods as indicated as reported by the OTCBB.  The Company’s common stock traded only sporadically on the OTCBB during the year ended January 31, 2010, and as such, only information for the year ended January 31, 2011 has been included below.

	PRICE RANGES
QUARTER ENDED	HIGH	LOW

January 31, 2011	$0.65	$0.17
October 31, 2010	$0.17	$0.17
July 31, 2010	$1.25	$0.10
April 30, 2010	$1.01	$0.89

Dividends

We have never declared or paid any cash dividends on our common stock, and we do not anticipate paying any dividends in the foreseeable future.  We intend to devote any earnings to fund the operations and the development of our business.

Description of Capital Stock

We have authorized capital stock consisting of 5,112,861,525 shares of common stock, $0.001 par value per share.

Common Stock

The holders of outstanding shares of common stock are entitled to receive dividends out of assets or funds legally available for the payment of dividends of such times and in such amounts as the Board of Directors from time to time may determine. Holders of common stock are entitled to one vote for each share held on all matters submitted to a vote of shareholders. There is no cumulative voting of the election of Directors then standing for election. The common stock is not entitled to pre-emptive rights and is not subject to conversion or redemption. Upon liquidation, dissolution or winding up of our company, the assets legally available for distribution to stockholders are distributable ratably among the holders of the common stock after payment of liquidation preferences, if any, on any outstanding payment of other claims of creditors.

Options, Warrants and Convertible Securities

We have no options, warrants or other convertible securities outstanding.

Recent Sales Of Unregistered Securities

In December 2010, the Company issued 1,000,000 restricted shares of common stock pursuant to the terms of the License Agreement discussed above.  We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended since the foregoing issuance did not involve a public offering, the recipient took the shares for investment and not resale and we took appropriate measures to restrict transfer.  No underwriters or agents were involved in the foregoing issuance and we paid no underwriting discounts or commissions.

In November 2010, the Company sold an aggregate of 62,500 restricted shares of common stock to Wilson Capital, an offshore investor, in a private placement for an aggregate of $25,000 or $0.40 per share.  The Company claims an exemption from registration for the sale and issuance pursuant to Regulation S of the Securities Act of 1933, as amended, as Wilson Capital is a non-“U.S. Person” and the offer and sale complied with the requirements of Regulation S.

On January 4, 2011, the Company received $40,000 in connection with an Investment by Straight Path, which was used for development and operating expenses and in February and March 2011, the Company received two additional investments of $40,000.  The Company issued Straight Path 100,000 shares of common stock for each of the January 2011 investment, February 2011 investment and the March 2011 investment (300,000 shares in total), which shares have been issued to date.  In May 2011, Straight Path agreed to invest an additional $2,380,000 in consideration for an aggregate of 5,950,000 shares of the Company’s restricted common stock ($0.40 per share). The Company has not received the $2,380,000 funding to date and as such, the shares issuable to Straight Path in connection with the May 5, 2011 investment have not been physically issued to date or reflected as issued and outstanding throughout this report.  The Company claims an exemption from registration for the sale and issuance of such shares pursuant to Regulation S of the Securities Act of 1933, as amended, as Straight Path is a non-“U.S. Person” and the offer and sale complied with the requirements of Regulation S.

The Company claims an exemption from registration for the sale and issuance pursuant to Regulation S of the Securities Act of 1933, as amended, as Straight Path is a non-“U.S. Person” and the offer and sale complied with the requirements of Regulation S.

In January 2011, the Company entered into an agreement with The Investor Relations Group Inc. (“IRG”).  Pursuant to the agreement, which was to remain in effect until January 18, 2012 (automatically renewable thereafter unless terminated by either party for additional 12 month periods), IRG agreed to provide us various investor relations services in consideration for $3,500 per month and 10,000 shares of the Company’s restricted common stock per month (of which three month’s shares have been issued to date).  Additionally, the Company agreed to issue IRG 300,000 shares of restricted common stock upon the parties’ entry into the agreement, which are subject to forfeiture by IRG, and vest to IRG at the rate of 1/12 of such shares per month during the initial twelve month term of the agreement.   Effective April 15, 2011, IRG and the Company entered into a revised agreement, which replaced and superseded the prior agreement, extended the initial term of the agreement to April 15, 2012 (automatically renewable thereafter unless terminated by either party for additional 12 month periods), added additional services to be provided by IRG, including the answering of shareholder calls, and increased the monthly fees due to IRG to $4,500 per month and 12,000 shares of the Company’s restricted common stock (both effective March 15, 2011).  The revised agreement also provided that the Company has the right after the first year of the agreement to pay IRG an additional cash fee of $2,000 per month in lieu of the monthly shares due to IRG, and that IRG has the right to require the Company to pay IRG such monthly shares in cash, in the event the volume weighted average trading price of the Company’s common stock on the first five days of any month falls below $0.50 per share.  The amended agreement did not affect the 300,000 shares issued to IRG which are still subject to forfeiture as described above and based on the first year term of the initial January 2011 agreement. The agreement can be terminated by either party at any time with written notice to the other party, provided that if terminated prior to end of the initial term, any unvested shares issued to IRG are to be returned to the Company and cancelled. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended since the foregoing issuance did not involve a public offering, the recipient took the shares for investment and not resale and we took appropriate measures to restrict transfer.  No underwriters or agents were involved in the foregoing issuance and we paid no underwriting discounts or commissions.

In November 2008, White Lion Capital, an entity controlled by Shane Whittle, our former CEO, subscribed for 114,000 restricted shares of the Company’s common stock in consideration for $47,500 ($0.4166 per share).  The shares were physically issued in May 2011. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended since the foregoing issuance did not involve a public offering, the recipient took the shares for investment and not resale and we took appropriate measures to restrict transfer.  No underwriters or agents were involved in the foregoing issuance and we paid no underwriting discounts or commissions.

ITEM 6. SELECTED FINANCIAL DATA.

Not required pursuant to Item 301 of Regulation S-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with the accompanying financial statements and the related footnotes thereto.

Status of Operations

We’ve commenced production of bag design, brand development and a new commercial website at jamminjavacoffee.com, which contains information we do not desire to be incorporated by reference herein. The Company has also initiated the process of filing for trademarks in the United States (Serial Number 85074386) and Canada (application number 1486735), for the terms “Jammin’ Java, Rise and Shine”, although such trademarks have not been awarded to date.  We have secured an office coffee services partner who is currently awaiting product completion.  We began generating revenues in the quarter ending January 31, 2011.

Cash Requirements

Over the next twelve months we intend to use funds to commence marketing our service, showcasing at industry tradeshows and for general and administrative expenditures, as follows:

Estimated Funding Required During the Next Twelve Months:

General and Administrative	$55,000
Marketing/Advertising	$345,000
Total	$400,000

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our most significant judgments and estimates used in preparation of our financial statements.

Results of Operations

Comparison of Years Ended January 31, 2011 and 2010

Sales Revenue.  We had sales revenue of $1,037 for the year ended January 31, 2011, compared to no sales for the year ended January 31, 2010.  We have generated sales of approximately $42,000 as of the date of this report.

Cost of Sales. We had cost of sales of $1,691 for the year ended January 31, 2011, compared to no cost of sales for the year ended January 31, 2010, due to the fact that we had no sales during that period.

Selling, General and Administrative Expense. We had general and administrative expenses of $150,581 for the year ended January 31, 2011, compared to $47,628 for the year ended January 31, 2010, an increase in expenses of $102,953 from the prior period.  The main reason for the increase in expenses was due to increased professional service fees and corporate reporting expenses.

Impairment of Property and Equipment. We had $81,046 of impairment of property and equipment for the year ended January 31, 2010, relating to the assignment of the Company’s prior farming assets to MCL pursuant to the Asset Agreement effective March 31, 2010, compared to no impairment of property and equipment for the year ended January 31, 2011.

Net Loss.  We had a net loss of $151,235 for the year ended January 31, 2011, compared to $129,487 for the year ended January 31, 2010. The main reason for the increase in net loss was due to increased professional service fees and corporate reporting expenses offset by the decrease in impairment of property and equipment.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $861,185 as of January 31, 2011, consisting of current assets of $220,630, including cash of $2,467 and prepaid expenses and other current assets of $218,163 and long-term assets including property and equipment of $555 and license agreement of $640,000, compared to total assets of $28,807 on January 31, 2010.

We had total liabilities consisting solely of current liabilities of $71,997 as of January 31, 2011 and $44,884 as of January 31, 2010.  Current liabilities included $47,936 of advances from shareholder in connection with amounts advanced to us by a former director and $24,061 of accounts payable.

We had working capital of $148,633 and a total accumulated deficit of $574,826 as of January 31, 2011.

We had net cash flows used in operating activities of $150,071 for the year ended January 31, 2011, which was mainly due to $151,235 of net loss and an increase in prepaid expenses and other current assets of $23,163 offset by $6,500 of stock issued for services and accounts payable of $17,087.

We had net cash provided by financing activities of $125,025 for the year ended January 31, 2011, of which $115,000 was from the sale of common stock and $10,025 was in connection with amounts advanced to us by a former director.  The advance is unsecured, non-interest bearing and has no specific terms of repayment.

On May 5, 2011, the Company and Straight Path agreed to allow Straight Path to make an Investment of the remaining amount available under the Agreement, $2,380,000, in consideration for 5,950,000 shares of restricted common stock of the Company.  The Company has not received the $2,380,000 funding to date and as such, the shares issuable to Straight Path in connection with the May 5, 2011 investment have not been physically issued to date.

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

Off Balance Sheet Arrangements:

None.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements and supplementary data required by this Item are presented beginning on page F-1 of this annual report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file with the SEC under the Securities Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow for timely decisions regarding required disclosure. As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (“Exchange Act”) Rules 13a-15(e) and 15d-15(e))  as of the end of the period covered by this report.  Based on the foregoing, our principal executive and principal financial officer concluded that our disclosure controls and procedures are not effective to ensure the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. The Company's internal control over financial reporting is a process designed under the supervision of the Company's Chief Executive Officer and Principal Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (US GAAP) and includes those policies and procedures that:

-	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

-
provide reasonable assurance that the transactions are recorded  as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and Directors;

-	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements;

-	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

-
provide reasonable assurance that the transactions are recorded  as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and Directors; and

-	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

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

Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting were not effective as of January 31, 2011.

A material weakness is a deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at January 31, 2011:

(1)	lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors capable to oversee the audit function;

(2)	inadequate segregation of duties due to limited number of personnel, which makes the reporting process susceptible to management override;

(3)	insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of GAAP and SEC disclosure requirements; and

(4)	ineffective controls over period end financial disclosure and reporting processes.

Management believes that the material weaknesses set forth in items (1) through (4) above did not have an effect on the Company's financial reporting during the year ended January 31, 2011.

We are committed to improving our financial organization. As part of this commitment, moving forward, we plan to hire additional outside accounting personnel and take action to consolidate check writing and financial controls.  Additionally, as soon as funds are available, we plan to make a determination as to whether it is in the Company’s best interest to (1) appoint one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; (2) create a position to segregate duties consistent with control objectives and will increase our personnel resources; (3) hire independent third parties to provide expert advice; and (4) prepare and implement sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of GAAP and SEC disclosure requirements.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

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

There has been no change in our internal controls over financial reporting during our most recent fiscal year that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.

The Company has recently become aware of various unauthorized and unaffiliated internet stock promoters who are promoting short-term investments in the Company’s common stock in their “stock reports” and on their websites.  Such websites often suggest significant short-term profits can be made by purchasing the Company’s common stock. Pursuant to language on such websites, the promoters have been paid by third parties of the Company with whom the Company has no knowledge or affiliation.  The Company takes no responsibility for any information such as described above, which is put out by non-affiliated third parties or for any information which is paid for by third parties and further takes no responsibility to update or correct such information.

The Company further cautions the public about unauthorized stock promotion campaigns touting short term investments in the Company’s common stock which are paid for by third parties without the involvement, knowledge, consent, or participation of the Company.

Specifically, the Company encourages the public to thoroughly research any investment prior to making a financial commitment and/or seek the advice of a licensed broker/dealer prior to investing in its stock or any other company’s stock. The Company recommends that investors never rely upon unsolicited email or phone calls, third party “stock reports” or websites recommending extreme profits in only a short period of time which are paid for by third parties in connection with any investment decision.

Furthermore, the Company recommends that the public only read, review and rely on press releases and other marketing efforts which are put out by and specifically endorsed by the Company.   The Company recommends that no investor purchase the Company’s common stock with the view to sell the Company’s stock in the short-term or in an effort to make a short-term profit, but instead investors purchase the Company’s securities with a view towards long-term investment based on a review of the Company’s periodic (Form 10-Q and 10-K), current report (Form 8-K) and other information as filed with the Securities and Exchange Commission (the “Commission”), including its description of business operations, financial statements, and results of operations as disclosed therein.   Finally, the Company strongly suggests that the public read and review its “risk factors” as filed from time to time in its periodic (Form 10-Q and Form 10-K) filings with the Commission before making any investment in the Company.

For clarification, the Company would like to advise that neither the Company, nor any officer, director, employee or agent of the Company, has authorized, paid for, or approved any “stock report” or similar advertisement or promotion of the Company’s common stock and expressly repudiates the promotions described above in their entirety. The Company itself is not currently offering or selling any common stock publicly.

Any information regarding the Company which is authorized and approved for public distribution will be issued by the Company itself as a press release or public filing with the Commission.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name, age and position of our sole officer and Directors. Our officer and Directors are as follows:

Name	Age	Position

Anh Tran	34	Chief Executive Officer, President, Principal Financial Officer, Secretary and Director
Paola Dooly	43	Director
Rohan Marley	38	Director

Biographical information for our officer and Directors are set forth below:

Anh Tran
Chief Executive Officer, President, Principal Financial Officer, Secretary and Director

Anh Tran, was appointed as the Chief Executive Officer, President, Principal Financial Officer, Secretary and Director of the Company in May 2010.  Prior to joining Jammin Java, Mr. Anh served as the CEO of Greencine.com, the premier online independent movie distribution site competing against companies like Blockbuster and Netflix.  During his tenure with Greencine.com, Mr. Tran led the company to numerous awards and was one of the first in its field to distribute paid content online.  Prior to that, he was a technology strategy and Siebel consultant for Arthur Andersen. Anh was involved with business process reengineering for Fortune 500 technology companies and worked closely with corporate executives to strategically plan for the future. He was also a Siebel consultant working on Siebel’s customer relationship management implementations. Anh received a fellowship at the prestigious Coro Fellowship Program in San Francisco and holds a B.A. from the University of California at Los Angeles.

Director Qualifications:

Mr. Tran has extensive experience leading start-up companies.  He also has a history working with consumer products and international markets and utilizes those experiences to run the day to day operation of the Company as well as to work to grow the Company on an international level.

Paola Dooly
Director

Paola Dooly was appointed to the Board of Directors on January 27, 2011. Ms. Dooly will also serve as the Company's Director of Sales working closely with the Company’s current management focusing on increasing revenues.  Ms. Dooly is a seasoned veteran in the coffee industry and has significant expertise in helping roll out new coffee companies. Prior to joining the Company, Ms. Dooly served as Vice President of U.S. Sales for Kicking Horse Coffee from March 2008 to January 2011, where she successfully rolled the company out in the US. From October 2004 to March 2008, she served as Director of Retail for Mighty Leaf Tea (“Mighty Leaf”). From February 2004 to October 2004, Ms. Dooly served as Sales and Marketing Consultant for Mighty Leaf. From April 1999 to October 2001, Ms. Dooly served as Western Regional Sales Manager for Tazo Tea. Ms. Dooly has a Bachelors of Arts Degree from Bishop's University in Quebec, Canada, which she obtained in 1989 and also previously studied business and economics at the University of California, Berkeley.

Director Qualifications:

Ms. Dooly has over 15 years of sales and marketing experience specifically targeting new brand building on a national level.  Her vast experience has been critical to helping build the sales and marketing base of the Company to date.

Rohan Marley
Director

Rohan Marley is the son of late reggae artist Bob Marley. Rohan Marley is heavily involved in all of the family businesses including 56 Hope Road Music, Bob Marley Music, Zion Rootswear as well as various land and resort holdings across the globe. Rohan Marley founded Tuff Gong Clothing in 2004.

Mr. Marley is the co-founder of the privately owned Marley Coffee Company and son of legendary musician and visionary Bob Marley. Mr. Marley was born in Jamaica in 1972 and moved to the United States as a young child. He previously played professional football for the Canadian Football League’s Ottawa Rough Riders.

In 2007, Mr. Marley founded the Marley Coffee brand. Mr. Marley also believes strongly in giving back to human causes and communities in need.  To help promote happiness and prosperity, Marley Coffee created and continues to support the Kicks For Cause Foundation, a youth soccer program that helps enrich and inspire the lives of underprivileged children.

Mr. Marley has also carried on Bob's legacy by establishing the Tuff Gong Clothing Company, named after his father’s music label, Tuff Gong International.

Mr. Marley’s role as a Chairman in Marley family businesses extends beyond Marley Coffee, including other brands such as Tuff Gong Caribbean Distributors LLC, MF Pictures LLC, Tuff Gong Records LLC, Hope Road Merchandising LLC, and Zion Roots Wear LLC.

Mr. Marley was appointed as a Director of the Company in March 2008 and has served as Chairman of the Board of Directors of the Company since that time.

Since February 2009, Mr. Marley has served as Co-Manager of Marley Coffee, LLC,  a Delaware limited liability company formed in February 2009 with a principal place of business in Los Angeles, CA.   Marley Coffee is in the business of producing coffee and selling it through various distribution outlets including through Jammin Java pursuant to a license from Marley Coffee.  Marley Coffee is not an affiliate of Jammin Java.

From July 2010 to the present, Mr. Marley has served as Chairman of Marley Coffee, Ltd., a limited company formed under the laws of Jamaica in July 2010 with a principal place of business in Kingston, Jamaica.   Marley Coffee is in the business of producing coffee and selling it through various distribution outlets including through Marley Coffee, LLC.

From January 2006 to February 2009, Mr. Marley was an entrepreneur principally engaged in planning and developing the business plan for Marley Coffee, LLC.  In addition, during that time and through the present, Mr. Marley has been deeply involved in Marley family businesses involving spreading the message of his father, music icon, Bob Marley, through numerous product distribution and co-branding arrangements and other strategic alliances.

Director Qualifications:

Mr. Marley is a seasoned businessman who has been deeply involved in the business of his family, spreading the message of his father, internationally acclaimed music icon Bob Marley, for the past 15 years through various family businesses and companies.  In 1999, Mr. Marley bought a farm in the Blue Mountain region of Jamaica and began his career in the business of organic coffee farming.  Mr. Marley is the Co-Manager of Marley Coffee, LLC. Mr. Marley also serves as a Director of the House of Marley, a family business engaged in the prudent use and protection of the image and brand of Bob Marley, one of the most well recognized public figures in the world.  His leadership in creating the vision for the Company is based on his diverse experiences as both a coffee farm owner and a brand ambassador for dozens of the ‘Marley’ licensed brands.

----------------------------------------

Our Director(s) are elected annually and hold office until our next annual meeting of the shareholders and until their successor(s) are elected and qualified. Officers will hold their positions at the pleasure of the Board of Directors, absent any employment agreement. Our officers and Directors may receive compensation as determined by us from time to time by vote of the Board of Directors. Such compensation might be in the form of stock options. Directors may be reimbursed by the Company for expenses incurred in attending meetings of the Board of Directors. Vacancies in the Board are filled by majority vote of the remaining Directors.

Involvement in Certain Legal Proceedings

Our officer and Directors have not been involved in any of the following events during the past ten years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses’);

3.
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting their involvement in any type of business, securities or banking activities; or

4.
being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Committees of the Board

Our Company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our Company have a written nominating, compensation or audit committee charter.

Our Company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for Directors. The Board of Directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our Company does not currently have any specific or minimum criteria for the election of nominees to the Board of Directors and we do not have any specific process or procedure for evaluating such nominees. The Board of Directors, will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our Board of Directors may do so by directing a written request addressed to our President and Director, at the address appearing on the first page of this filing.

Code of Ethics

Effective October 1, 2008, our Company's Board of Directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our officers and Directors. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

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

To the best of our knowledge, other than our Director Paola Dooly, whose Form 3 we anticipate being filed shortly after the date of this report, all current executive officers, Directors and greater than 10% shareholders have filed the required reports.

CORPORATE GOVERNANCE

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the Securities and Exchange Commission (the “SEC”) and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations.

In lieu of an Audit Committee, the Company’s Board of Directors is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company's financial statements and other services provided by the Company’s independent public accountants. The Board of Directors reviews the Company's internal accounting controls, practices and policies.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The Summary Compensation Table below reflects those amounts received as compensation by the Company’s sole executive officer during the fiscal years ended January 31, 2011 and 2010.   The Company presently has no pension, health, annuity, health insurance, or similar benefit plans.

EXECUTIVE COMPENSATION

Name & Principal Position	Year	Salary ($)	All Other Compensation	Total Compensation 1
Anh T. Tran CEO, President, Principal Financial Officer, Secretary and Director	2011 2010	$0 $0	$0 $0	$0 $0

* Does not include perquisites and other personal benefits in amounts less than 10% of the total annual salary and other compensation. Other than the individual listed above, we had no executive employees during the years listed above.

(1) No Executive Officer received any bonus, stock awards, options awards, non-equity incentive plan compensation, or nonqualified deferred compensation earnings during the last two fiscal years, and no salaries are being accrued.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Total ($)1
Paola Dooly 2	$-0-2	$-0-

Alan Lewis 3	$5,000	$5,000

Rohan Marley	-0-	-0-

Rick Apodaca 3	-0-	-0-
 (1) No Director received any stock awards, options awards, non-equity incentive plan compensation, nonqualified deferred compensation earnings or any other compensation during the last fiscal year, and no salaries are being accrued.  Mr. Tran did not receive any salary for serving as a Director of the Company, other than the compensation provided in the Executive Compensation table above.

(2) Ms. Dooly was appointed as Director of the Company on January 27, 2011.

(3) Mr. Lewis and Mr. Apodaca were appointed as Directors of the Company on November 17, 2010 and resigned on April 12, 2011.

Stock Option Grants

We have not granted any stock options since our incorporation.

Employment Agreements and Understandings

We do not have an employment or consulting agreement with Mr. Tran our CEO, President, Principal Financial Officer, Secretary and Director.

We previously had an agreement in place with an entity owned by Alan Lewis, our former Director, pursuant to which we pay Mr. Lewis $2,000 per month for services as a Director to the Company, which had a term of one year expiring in November 2011 (subject to rights of extension and renewal), which agreement was terminated when Mr. Lewis resigned as a Director of the Company effective April 12, 2011.

We also pay Ms. Dooly $2,000 per month for services as a consultant of the Company, however, we do not currently have an agreement in place with Ms. Dooly.

COMPENSATION DISCUSSION AND ANALYSIS

Executive Compensation Philosophy

Our Board of Directors determines the compensation given to our executive officers in its sole determination. The Company currently pays its Directors, Alan Lewis and Paola Dooly, $2,000 per month in compensation for services rendered to the Company. Our Board of Directors also reserves the right to pay our executives a salary, and/or issue them shares of common stock in consideration for services rendered and/or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance. This package may also include long-term stock based compensation to certain executives which is intended to align the performance of our executives with our long-term business strategies. Additionally, while our Board of Directors has not granted any performance base stock options to date, the Board of Directors reserves the right to grant such options in the future, if the Board in its sole determination believes such grants would be in the best interests of the Company.

Incentive Bonus

The Board of Directors may grant incentive bonuses to our executive officers in its sole discretion, if the Board of Directors believes such bonuses are in the Company’s best interest, after analyzing our current business objectives and growth, if any, and the amount of revenue we are able to generate each month, which revenue is a direct result of the actions and ability of such executives.

As of the date of this filing, no executive officers or Director hold any outstanding options to purchase shares of common stock in the Company, nor were there any outstanding options to purchase shares in the common stock of the Company as of the filing of this report.

Long-term, Stock Based Compensation

In order to attract, retain and motivate executive talent necessary to support the Company’s long-term business strategy we may award certain executives with long-term, stock-based compensation in the future, in the sole discretion of our Board of Directors, which we do not currently have any immediate plans to award.

Criteria for Compensation Levels

The Company seeks to attract and retain qualified executives and employees to positively contribute to the success of the Company for the benefit of its various stakeholders, the most important of which is its shareholders, but also including its officers, employees, and the communities in which the Company operates.

The Board of Directors (in establishing compensation levels for the Company’s Chief Executive Officer, if any) and the Company (in establishing compensation levels for other executives, if any) may consider many factors, including, but not limited to, the individual’s abilities and performance that results in: the advancement of corporate goals of the Company, execution of the Company’s business strategies, contributions to positive financial results, and contributions to the development of the management team and other employees. In determining compensation levels, the Board of Directors may also consider the experience level of each particular individual and/or the compensation level of executives in similarly situated companies in our industry.

Compensation levels for executive officers are generally reviewed annually, but may be reviewed more often as deemed appropriate.

Compensation Philosophy and Strategy

In addition to the “Criteria for Compensation Levels” set forth above, the Company has a “Compensation Philosophy” for all employees of the Company (set forth below).

Compensation Philosophy

The Company’s compensation philosophy is as follows:

•
The Company believes that compensation is an integral component of its overall business and human resource strategies. The Company’s compensation plans will strive to promote the hiring and retention of personnel necessary to execute the Company’s business strategies and achieve its business objectives.

•
The Company’s compensation plans will be strategy-focused, competitive, and recognize and reward individual and group contributions and results. The Company’s compensation plans will strive to promote an alignment of the interests of employees with the interests of the shareholders by having a portion of compensation based on financial results and actions that will generate future shareholder value.

•
In order to reward financial performance over time, the Company’s compensation programs generally will consist of base compensation, and may also consist of short-term variable incentives and long-term variable incentives, as appropriate.

•	The Company’s compensation plans will be administered consistently and fairly to promote equal opportunities for the Company’s employees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides the names and addresses of each person known to own directly or beneficially more than a 5% of the outstanding common stock (as determined in accordance with Rule 13d-3 under the Exchange Act) as of May 11, 2011, and by the officers and Directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

The following table sets forth, as of May 11, 2011, the number and percentage of outstanding shares of our common stock owned by: (a) each person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (b) each of our Directors; (c) the named executive officers as defined in Item 402 of Regulation S-K; and (d) all current Directors and executive officers, as a group.

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

Shareholder Name and Address	Shares Held	Percentage 1

Anh Tran, CEO, CFO and Director	1,000,000	1.4%

Paola Dooly, Director	-0-	0%

Rohan Marley, Director	14,897,5002	21.1%

Total of all officers and Directors a Group (3 Persons)	15,897,500	22.5%

* Unless otherwise stated the address of each executive officer and Director of the Company is the Company’s principal business address: 8200 Wilshire Blvd., Suite 200, Beverly Hills, CA 90211.

(1) Based on 70,794,150 shares of common stock issued and outstanding as of May 11, 2011.

(2) Includes 2,000,000 shares held by Marley Coffee LLC, which shares Mr. Marley is deemed to beneficially own.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

In November 2008, White Lion Capital, an entity controlled by Shane Whittle, our former CEO, subscribed for 114,000 restricted shares of the Company’s common stock in consideration for $47,500 ($0.4166 per share).  The shares were physically issued in May 2011.

On March 31, 2010, we entered into the License Agreement with Marley Coffee LLC (“MCL”), a private limited liability company of which Rohan Marley, one of our Directors has a 33% ownership interest and serves as a Manager of and one of our former Directors and former majority shareholders has a 29% ownership interest and serves as a Manager of.  The License Agreement is described in greater detail above.

On May 20, 2010, the Company accepted the resignation of Shane Whittle as Chief Executive Officer (“CEO”), Treasurer, Secretary and Director of the Company and Anh Tran was appointed as CEO, President, Treasurer, Secretary, and Director.

On May 28, 2010, the Company appointed Leif Martinoff as a Director of the Company.  Mr. Martinoff was also appointed as Vice President of Business Development.

On July 26, 2010, the Company accepted the resignation of Leif Martinoff as a Director of the Company.  Mr. Martinoff  also resigned as Vice President of Business Development.

On December 8, 2010, the Company appointed Alan Lewis and Rick Apodaca to the Board of Directors.

In December 2010, the Company issued 1,000,000 restricted shares of common stock pursuant to the terms of the License Agreement discussed above.

In December 2010, Anh Tran, the Company’s President and Director purchased 1,000,000 shares of the Company’s common stock from David O’Neill, a then greater than 10% shareholder of the Company and the former President and Director of the Company in consideration for $12,500 or $0.0125 per share.

In December 2010, Rohan Marley, the Company’s Director purchased 12,897,500 shares of the Company’s common stock from Mr. O’Neill, in consideration for $3,000 or $0.0002 per share, which shares represented 18.7% of the Company’s outstanding shares of common stock post Cancellation (as described below).

In December 2010, Mr. O’Neill, Shane Whittle, the Company’s former President and Director, and a third party cancelled an aggregate of 30,922,944 shares of common stock which they held (the “Cancellation”).

On January 27, 2011, we appointed Paola Dooly to our Board of Directors.

During the year ended January 31, 2011, a former Director who resigned during the period advanced an additional $10,025 to the Company, increasing the amount owed to this former Director at January 31, 2011 to $47,936. The advance is unsecured, non-interest bearing and has no specific terms of repayment.

During the year ended January 31, 2011, Mr. Anh Tran, the Company’s President, entered into a lease agreement on behalf of the Company for office space. The Company has been making monthly rent payments for the office in accordance with the amounts specified in the lease agreement. Because the lease is signed by Mr. Anh Tran, it is not a commitment of the Company. The Company made rent expense payments of $14,341 during the year ended January 31, 2011, related to this arrangement.

Effective April 12, 2011, Rick Apodaca and Alan Lewis resigned as Directors of the Company.  The resignations were as a result of the Company’s and such former Directors’ decision to reduce the size of the Company’s Board of Directors. Neither former Director resigned as a result of any disagreements with the Company.

Independence of Directors

We are not required to have independent members of our Board of Directors, and do not anticipate having independent Directors until such time as we are required to do so.

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officer, Directors and significant stockholders.  However, all of the transactions described above were approved and ratified by the Board of Directors or sole officer of the Company.  In connection with the approval of the transactions described above, the Board of Directors and/or sole officer, took into account several factors, including their fiduciary duty to the Company; the relationships of the related parties described above to the Company; the material facts underlying each transaction; the anticipated benefits to the Company and related costs associated with such benefits; whether comparable products or services were available; and the terms the Company could receive from an unrelated third party.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

During the fiscal year ended January 31, 2011, the Company incurred approximately $28,423 in fees to its principal independent accountant for professional services rendered in connection with the audit of the Company's financial statements for the fiscal year ended January 31, 2011, and for the review of the Company's unaudited quarterly financial statements as filed in the Company’s reports on Form 10-Q for the year ended January 31, 2011.

During the fiscal year ended January 31, 2010, the Company incurred approximately $16,510 in fees to its principal independent accountant for professional services rendered in connection with the audit of the Company's financial statements for the fiscal year ended January 31, 2010.

The Company did not incur any audit related fees, tax fees, or other fees for the fiscal years ended January 31, 2011 and 2010.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)      1.      Financial Statements

2.  Financial Statement Schedules

The required information is included in the Financial Statements or Notes thereto.

3.  List of Exhibits

Exhibit Number	Description

Exhibit 3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2, filed with the SEC on August 3, 2005).

Exhibit 3.2	Certificate of Change Pursuant to NRS 78.209 (incorporated by reference from our Form 8-K/A, filed with the SEC on October 24, 2007).

Exhibit 3.3	Articles of Merger (incorporated by reference from our Form 8-K, filed with the SEC on March 12, 2008).

Exhibit 3.4	Articles of Merger (incorporated by reference from our Form 8-K, filed with the SEC on September 17, 2009).

Exhibit 3.4	Certificate of Change Pursuant to NRS 78.209 (incorporated by reference from our Form 8-K, filed with the SEC on March 1, 2010).

Exhibit 3.5	Bylaws (incorporated by reference from our Registration Statement on Form SB-2, filed with the SEC on August 3, 2005).

Exhibit 10.1*	Trademark License Agreement with Marley Coffee, LLC

Exhibit 10.2*+	Supply and Toll Agreement with Canterbury Coffee Corporation

Exhibit 10.3*	Exclusive Sales and Marketing Agreement with National Coffee Service & Vending

Exhibit 10.4	Financing Agreement With Straight Path Capital (incorporated by reference from our Form 8-K, filed with the SEC on January 5, 2011).

Exhibit 10.5*+	First Amendment to Supply and Toll Agreement with Canterbury Coffee Corporation

Exhibit 14.1*	Code of Ethics

Exhibit 31.1*	Certificate of the Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1*	Certificate of the Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_______________
*   Filed herewith

+ Certain portions of this document as filed herewith (which portions have been replaced by "X's") have been omitted in connection with a request for Confidential Treatment as submitted to the Commission in connection with this filing.   This entire exhibit including the omitted confidential information has been filed separately with the Commission.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JAMMIN JAVA CORP.

DATED: May 17, 2011	By: /s/ Anh Tran
Anh Tran
Chief Executive Officer (Principal Executive Officer)
and Principal Financial Officer (Principal Accounting Officer), Secretary and Director

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Anh Tran
Anh Tran
Chief Executive Officer (Principal Executive Officer)
and Principal Financial Officer (Principal Accounting Officer), Secretary and Director

Date: May 17, 2011

/s/ Rohan Marley
Rohan Marley, Director

Date: May 17, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Jammin Java Corp.
(A Development Stage Company)
Beverly Hills, CA

We have audited the accompanying balance sheets of Jammin Java Corp. (the “Company”) as of January 31, 2011 and 2010, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the years then ended and for the period from September 27, 2004 (inception) through January 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jammin Java Corp. as of January 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years then ended and for the period from September 27, 2004  (inception) through January 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the Company's absence of significant revenues, and recurring losses from operations raise substantial doubt about its ability to continue as a going concern. The 2011 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LBB & Associates Ltd., LLP
Houston, Texas
May 17, 2011

JAMMIN JAVA CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	January 31,	January 31,
	2011	2010
Assets

Current Assets:
Cash	$2,467	$27,513
Prepaid expense and other current assets	218,163	-
Total Current Assets	220,630	27,513

Property and equipment, net	555	1,294
License agreement	640,000	-
Total Assets	$861,185	$28,807

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities:
Accounts payable	$24,061	$6,973
Advances from related parties	47,936	37,911
Total Current Liabilities	71,997	44,884

Total Liabilities	71,997	44,884

Stockholders' Equity (Deficit):
Common stock, $.001 par value, 5,112,861,525 shares authorized;
69,297,650 and 98,910,594 shares issued and outstanding,	69,297	98,910
as of January 31, 2011 and 2010, respectively
Additional paid-in-capital	1,294,717	358,604
Subscription receivable	-	(50,000)
Deficit accumulated during the development stage	(574,826)	(423,591)
Total Stockholders' Equity (Deficit)	789,188	(16,077)

Total Liabilities and Stockholders' Equity (Deficit)	$861,185	$28,807

See accompanying notes to financial statements

JAMMIN JAVA CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Years Ended January 31, 2011 and 2010
And Period from September 27, 2004 (Inception) Through January 31, 2011

			Inception
			through
			January 31,
	2011	2010	2011
Revenue	$1,037	$-	$1,037

Cost of sales:
Cost of sales products	1,691	-	1,691
Total cost of sales	1,691	-	1,691

Gross profit (loss)	(654)	-	(654)

Expenses:
General and administrative	150,581	47,628	487,959
Farming cost	-	813	5,167
Impairment of property and equipment	-	81,046	81,046
Total operating expenses	(150,581)	(129,487)	(574,172)

Net Loss	$(151,235)	$(129,487)	$(574,826)

Net loss per share:
Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	95,508,310	97,855,252

See accompanying notes to financial statements

JAMMIN JAVA CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
Periods from September 27, 2007 (Inception) through January 31, 2011

	Common Stock		Paid-In	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Totals
Issuance of common stock for cash to founders	213,514,461	$213,514	$(210,514)	$-	$-	$3,000
Net loss	-	-	-	-	(40)	(40)
Balance, January 31, 2005	213,514,461	213,514	(210,514)	-	(40)	2,960

Imputed interest	-	-	402	-	-	402
Net loss	-	-	-	-	(11,549)	(11,549)
Balance, January 31, 2006	213,514,461	213,514	(210,112)	-	(11,589)	(8,187)

Issuance of common stock for cash	46,980,300	46,980	19,030	-	-	66,010
Imputed interest			602			602
Net loss	-	-	-		(13,180)	(13,180)
Balance, January 31, 2007	260,494,761	260,494	(190,480)	-	(24,769)	45,245

Issuance of common stock for cash	375,000	375	124,625	-	-	125,000
Net loss	-	-	-	-	(68,649)	(68,649)
Balance, January 31, 2008	260,869,761	260,869	(65,855)	-	(93,418)	101,596

Issuance of common stock for cash	375,000	375	124,625	-	-	125,000
Shares returned to treasury	(163,534,167)	(163,534)	163,534	-	-	-
Subscription received	-	-	47,500	-	-	47,500
Net loss	-	-	-	-	(200,686)	(200,686)
Balance, January 31, 2009	97,710,594	97,710	269,804	-	(294,104)	73,410

Issuance of common stock for cash	1,200,000	1,200	88,800	(50,000)	-	40,000
Net loss	-	-	-	-	(129,487)	(129,487)
Balance, January 31, 2010	98,910,594	98,910	358,604	(50,000)	(423,591)	(16,077)

Shares issued for license acquisition	1,000,000	1,000	639,000	-	-	640,000
Subscriptions received	-	-	-	50,000	-	50,000
Shares returned to treasury	(30,922,944)	(30,923)	30,923	-	-	-
Proceeds from sales of common stock	-	-	65,000		-	65,000
Issuance of common stock for services	310,000	310	201,190	-	-	201,500
Net loss	-	-	-	-	(151,235)	(151,235)
Balance, January 31, 2011	69,297,650	$69,297	$1,294,717	$-	$(574,826)	$789,188

See accompanying notes to financial statements

JAMMIN JAVA CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Years Ended January 31, 2011 and 2010
And Period from September 27, 2004 (Inception) Through January 31, 2011

	Year	Year	Inception
	Ended	Ended	through
	January 31,	January 31,	January 31,
	2011	2010	2011
Cash Flows From Operating Activities:
Net loss	$(151,235)	$(129,487)	$(574,826)
Adjustments to reconcile net loss to net
cash used in operating activities:
Stock issued for services	6,500	-	6,500
Imputed interest on shareholder advance	-	-	1,004
Depreciation	740	1,552	3,831
Impairment of property and quipment	-	81,046	81,046
Changes in:
Prepaid expenses and other current assets	(23,163)	5,600	(23,163)
Accounts payable	17,087	1,288	24,060
Net cash used in operating activities	(150,071)	(40,001)	(481,548)

Cash Flows Used in Investing Activities:
Purchase of property and equipment	-	(7,142)	(85,431)
Net cash used in investing activities	-	(7,142)	(85,431)

Cash Flows From Financing Activities:
Advances from related parties	10,025	26,459	47,936
Proceeds from sale of common shares	115,000	40,000	521,510
Net cash provided by financing activities	125,025	66,459	569,446

Net increase (decrease) in cash	(25,046)	19,316	2,467
Cash at beginning of period	27,513	8,197	-
Cash at end of period	$2,467	$27,513	$2,467

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Non-Cash Transactions:
Common shares issued for subscription receivable	$-	$50,000	$-
Common shares issued for license acquisition	$640,000	$-	$640,000
Common shares issued for prepaid services	$195,000	$-	$195,000

See accompanying notes to financial statements.

JAMMIN JAVA CORP.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
January 31, 2010

NOTE 1—BUSINESS OVERVIEW AND SUMMARY OF ACCOUNTING POLICIES

Jammin Java Corp. (the “Company” or “Jammin Java”), was incorporated on September 27, 2004 in Nevada.  We operate as a United States based company providing premium roasted coffee on a wholesale level to the service, hospitality, office coffee service and big box store industry.  Through the use of distributor partnerships we sell our gourmet coffee lines to gourmet, natural and independent grocery markets in the United States and Canada.

Development Stage Company. Jammin Java is considered to be a development stage enterprise as defined by Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 915-10. "Development-Stage Entities".  A development-stage enterprise is one in which planned principle operations have not commenced or if its operations have commenced, there has been no significant revenue there from. Development-stage companies report cumulative costs from the enterprises inception.

            Basis of Presentation. Jammin Java’s financial statements have been prepared on a going concern basis in accordance with accounting principles generally accepted in the United States of America (“GAAP”). This contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business.

Reclassifications. Certain prior year amounts have been reclassified to conform with the current year presentation for comparative purposes.

Use of Estimates in Financial Statement Preparation. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as certain financial statement disclosures.  While management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from these estimates.

Fair Value of Financial Instruments.  The carrying amount of Jammin Java’s cash, accounts receivables, accounts payables, and accrued expenses approximates their estimated fair values due to the short-term maturities of those financial instruments.

Cash and Cash Equivalents.  Jammin Java considers all highly liquid investments with original maturities of three months or less cash equivalents.

Revenue Recognition.  All revenue is recognized when persuasive evidence of an arrangement exists, the service or sale is complete, the price is fixed or determinable and collectability is reasonably assured.  Revenue is derived from the sale of coffee products and is recognized when the distributor reports sales to us after shipping goes out, and collectability is reasonably assured. If collection is uncertain, revenue is recognized when cash is collected.  An estimate of returns is recorded at the time of sale.

We sell our products pursuant to certain third party service contracts, which are evaluated to determine whether the sale of such service revenue should be recorded as gross sales or net sales in accordance with the sales recognition criteria as required by U.S. Generally Accepted Accounting Principles (“GAAP”). We must determine whether we act as a principal in the transaction and assume the risks and reward of ownership or if we are simply acting as an agent or broker. Under gross sales recognition, the entire selling price is recorded in sales and our cost to the third-party service provider or vendor is recorded in cost of goods sold. Under net sales recognition, the cost to the third-party service provider or vendor is recorded as a reduction to sales resulting in net sales equal to the gross profit on the transaction and there are no costs of goods sold. We use the gross sales recognition method for the third party service contracts that we sell, as we have determined that we act as a principal in these sales transactions.

Allowance for Doubtful Accounts.  Jammin Java does not require collateral from its customers with respect to accounts receivable. Jammin Java determines any required allowance by considering a number of factors, including length of time accounts receivable are past due. Jammin Java provides reserves for accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.  The Company has determined that no allowance for doubtful accounts is required for the year ending January 31, 2011.  Accounts receivable was $326 at January 31, 2011 and is included in prepaid expense and other current assets.

Inventory. Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis. The Company continually assesses the appropriateness of inventory valuations giving consideration to slow-moving, non-saleable, out-of-date or close-dated inventory.

Property and Equipment. Equipment is stated at cost less accumulated depreciation and amortization.  Maintenance and repairs are charged to expense as incurred.  Renewals and betterments which extend the life or improve existing equipment are capitalized. Upon disposition or retirement of equipment, the cost and related accumulated depreciation are removed and any resulting gain or loss is reflected in operations.  Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are three years.

Intangible Assets.  Intangible assets are stated at the cost to acquire the asset. Intangible assets with indefinite useful lives are not amortized, while intangible assets with finite useful lives are amortized generally on a straight-line basis over the periods benefited.  Intangible assets are tested annually for impairment and written down to fair value as required.  The license and trademarks have a perpetual life and therefore are not amortized.

Impairment of Long-Lived Assets.  Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition.  In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their estimated fair values.

Stock-Based Compensation. Pursuant to the provisions of FASB ASC 718, Compensation – Stock Compensation, which establishes accounting for equity instruments exchanged for employee service, we utilize the Black-Scholes option pricing model to estimate the fair value of employee stock option awards at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected life. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation. These assumptions are subjective and generally require significant analysis and judgment to develop. When estimating fair value, some of the assumptions will be based on, or determined from, external data and other assumptions may be derived from our historical experience with stock-based payment arrangements. The appropriate weight to place on historical experience is a matter of judgment, based on relevant facts and circumstances.

Common stock is issued for services to non-employees is valued at the market value of the stock on the date of issuance.  If the total value exceeds the par value of the stock issued, the value in excess of the par value is added to the additional paid-in-capital account.

We estimate volatility by considering historical stock volatility.

Income Taxes. Income tax expense is based on reported earnings before income taxes. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes, and are measured by applying enacted tax rates in effect in years in which the differences are expected to reverse.

Earnings or Loss Per Common Share.  Basic earnings per common share equals net earnings or loss divided by the weighted average shares outstanding during the year.  Diluted earnings per share include the impact on dilution from all contingently issuable shares, including options, warrants and convertible securities.  The common stock equivalents from contingent shares are determined by the treasury stock method.  Jammin Java incurred a net loss for the year ended January 31, 2011, and therefore, basic and diluted earnings per share for those periods are the same as all potential common equivalent shares would be anti-dilutive.

Recently Issued Accounting Pronouncements. There were various accounting standards and interpretations issued during 2011, none of which are expected to have a material impact on Jammin Java’ s financial position, operations or cash flows upon adoption.

NOTE 2 – GOING CONCERN

The Company has incurred net losses of $151,235 and $129,487 for the years ended January 31, 2011 and 2010 respectively, and has an accumulated deficit of $574,826 at January 31, 2011. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management is trying to grow the existing business, but may need to raise additional capital through sales of common stock or convertible instruments as well as obtain financing from third parties.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may be required to curtail its operations.

NOTE 3 – ASSET PURCHASE AND SALE AGREEMENT

Effective on March 31, 2010, the Company entered into an asset purchase and sale agreement (the “Asset Agreement”) and Trademark License Agreement (the “License Agreement”) with Marley Coffee LLC (“MCL”), a private limited liability company of which one Director of the Company and his family have a combined controlling interest.  MCL owns “Marley Coffee” and related trademarks (the “Trademarks”). In accordance with the License Agreement, MCL granted the Company a non-exclusive transferable sub-license for the worldwide rights to use the Trademarks for the licensed products and distribution channels. “Licensed Distribution Channels” means hotels, restaurants, office coffee service industry (“OCS”), and large chain (big box) retail stores.  “Licensed products and services” means coffee in portion sizes of 5 lb bags, 1 lb bags, 2 lb bags and 2.5 oz portion packs, related goods, and goods related to the Licensed Services.  “Licensed Services” means coffee roasting services, coffee production services and coffee sales, supply distribution and support services.

Consideration for the license of the Trademarks is as follows:

(1)	The Company entered into the Asset Agreement to sell all its interests in the development of its previous branding and business plan to MCL;

(2)	The Company assigned the farm lease agreement to MCL and transferred to MCL all its interest in the farm lease agreement and leasehold improvements on the farm;

(3)	The Company will issue to MCL ten million (10,000,000) shares of common stock of the Company as follows:

•	One Million (1,000,000) shares upon the execution of the License Agreement, which shares were issued in December 2010; and
•	One Million (1,000,000) shares on each anniversary of the execution of the License Agreement for the following nine years, of which 1,000,000 shares were issued in April 2011.

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

Management of the Company reviewed the valuation report and is satisfied that the report fairly values the transaction.  Management evaluated the carrying value of the license and determined that no impairment existed at January 31, 2011.

NOTE 4 – RELATED PARTY TRANSACTIONS

In December 2010, Anh Tran, the Company’s President and Director purchased 1,000,000 shares of the Company’s common stock from David O’Neill, a then greater than 10% shareholder of the Company and the former President and Director of the Company in consideration for $12,500 or $0.0125 per share.

In December 2010, Rohan Marley, the Company’s Director purchased 12,897,500 shares of the Company’s common stock from Mr. O’Neill, in consideration for $3,000 or $0.0002 per share.

In December 2010, Mr. O’Neill, Shane Whittle, the Company’s former President and Director, and a third party cancelled an aggregate of 30,922,944 shares of common stock which they held.

During the year ended January 31, 2011, a former Director who resigned during the period advanced an additional $10,025 to the Company, increasing the amount owed to this former Director at January 31, 2011 to $47,936. The advance is unsecured, non-interest bearing and has no specific terms of repayment.

During the year ended January 31, 2011, Mr. Anh Tran, the Company’s President, entered into a lease agreement on behalf of the Company for office space. The Company has been making monthly rent payments for the office in accordance with the amounts specified in the lease agreement. Because the lease is signed by Mr. Anh Tran, it is not a commitment of the Company. The Company made rent expense payments of $14,341 during the year ended January 31, 2011, related to this arrangement.

Our Chief Executive Officer, Anh Tran, provides his services to the Company at no cost.

During the year ended January 31, 2011, the Company paid $14,182 to a family member of a Director of the Company for website design costs.  As of January 31, 2011, the Company owed $349 to this person.

NOTE 5 – STOCKHOLDER’S EQUITY

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

All references in these financial statements to number of common shares, price per share and weighted average number of common shares outstanding prior to the 3:1 forward split have been adjusted to reflect these stock splits on a retroactive basis, unless otherwise noted.

On March 31, 2010, the Company signed the Asset Agreement with MCL to acquire a license agreement from MCL by agreeing to issue ten million shares of the Company’s common stock valued at $640,000, as described in Note 3 above.

In December 2010, the Company issued 1,000,000 common shares per the execution of the License Agreement discussed in Note 3 above.

As of January 31, 2011, the Company had 5,112,861,525 common shares authorized and 69,297,650 shares issued and outstanding, respectively.

Wilson Capital
In November 2010, the Company sold an aggregate of 62,500 restricted shares of common stock to Wilson Capital, an offshore investor, in a private placement for an aggregate of $25,000 or $0.40 per share.

Straight Path Capital
On December 22, 2010, the Company entered into a Share Issuance Agreement (the "Agreement") with Straight Path Capital, a company incorporated in the Republic of the Marshall Islands ("Straight Path"). Pursuant to the Agreement, the Company has the right to request Straight Path to purchase up to $2,500,000 of the Company's securities at a price per share of $0.40, until December 22, 2011, unless extended by either the Company or Straight Path for an additional twelve (12) months, and subject to the terms of the Agreement.

Under the terms of the Agreement, the Company may from time to time request a purchase from Straight Path of up to $40,000 per business day (each an "Investment" and such request, an “Investment Request”) for operating expenses, roll out of its business plan, working capital and other general corporate activities. Following receipt of any Investment Request, Straight Path has the right to agree to make such Investment or decide not to make an Investment in its sole discretion. Furthermore, Straight Path may refuse an Investment Request at any time or terminate the Agreement if it is not satisfied with the business affairs of the Company.

Assuming Straight Path agrees to such Investment Request and makes an Investment, the Company is required to issue shares of its restricted common stock to Straight Path at $0.40 per share in connection with such Investment Request, and Straight Path is required to enter into a Subscription Agreement evidencing such Investment. In the event the Company has requested and received Investments from Straight Path for the entire $2,500,000 available under the Agreement, Straight Path has an option to subscribe for an additional $500,000 of shares of the Company’s common stock at $0.40 per share.

On January 4, 2011, the Company received $40,000 in connection with an Investment by Straight Path, which was used for development and operating expenses and in February and March 2011, the Company received two additional investments of $40,000.  The Company issued 300,000 shares to Straight Path, 100,000 shares of common stock for each of the investments in January 2011, February 2011 and March 2011.

In January 2011, pursuant to the terms of a one year consulting agreement with the Investor Relations Group, Inc. (“IRG”), the Company issued 310,000 common shares at $0.65 per share to a consultant.  Pursuant to the terms of the agreement 300,000 shares represent the “Origination Shares” and are earned each full month during the term of the agreement.  Should the agreement terminate prior to the one year from the date of signing, any unearned shares will be returned to the Company.  At January 31, 2011, $195,000 was recorded as prepaid expenses on the balance sheet.  In addition, each month the consultant earns 10,000 common shares (“Monthly Shares”).  As of January 31, 2011, the Company recognized consulting expense of $6,500 applicable to the first month’s share issuance.

NOTE 6 – COMMITMENTS

On January 18, 2011, the Company entered into a one-year Letter Agreement, (“Agreement”) with an investor relations firm to provide the Company with investor relations services.  Pursuant to the terms of the agreement the Company issued 300,000 common shares in January 2011, which represent the “Origination Shares”.  The Origination Shares are earned each full month during the term of the agreement.  In addition, each month the consultant earns 10,000 common shares (“Monthly Shares”).   As of January 31, 2011, the Company issued 10,000 shares to the consultant.  The Agreement may be terminated at any time upon written notice to the other party.  Should the agreement terminate prior to one year from the date of signing, any unearned shares will be returned to the Company.

On April 28, 2010, the Company entered into a one-year Supply and Toll Agreement  (“Distribution Arrangement”) with Canterbury Coffee Corporation (“Canterbury” ) for the roasting and distribution of of its coffee products.  In May 2011, the agreement was modified and extended until  April 27, 2013.

The Company previously had an agreement in place with an entity owned by Alan Lewis, the Company’s former Director, pursuant to which the Company paid Mr. Lewis $2,000 per month for services as a Director to the Company, which had a term of one year expiring in November 2011 (subject to rights of extension and renewal), which agreement was terminated when Mr. Lewis resigned as a Director of the Company effective April 12, 2011.

The Company pays Paola Dooly, its Director, $2,000 per month for services as a consultant of the Company, however, it does not currently have an agreement in place with Ms. Dooly, and no payments were made during the year ended January 31, 2011.

NOTE 7 - INCOME TAXES

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

The provision for refundable federal income tax consists of the following:

	January 31, 2011	January 31, 2010
Refundable Federal income tax attributable to current operations	$51,000	$44,000
Less change in valuation allowance	(51,000)	(44,000)
Net refundable amount	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	January 31, 2011	January 31, 2010
Deferred tax asset attributable to:
Net operating loss carryover	$195,000	$144,000
Less, valuation allowance	(195,000)	(144,000)
Net deferred tax asset	$-	$-

At January 31, 2011, the Company had an unused net operating loss carryover of approximately $575,000 that is available to offset future taxable income which expires beginning in 2025.

NOTE 8 – SUBSEQUENT EVENTS

In February 2011, the Company entered into a one year brokerage agreement with Beekeeper Marketing and Sales (“Beekeeper”) who will act as the Company’s sole sales representative for its products on Amazon.com.  Beekeeper will sell and promote the Company’s line of gourmet coffee products on a best efforts basis.

In April and May 2011, shares of the Company’s common stock were issued as follows:

(a)	1,000,000 common shares were issued to Marley Coffee at the one year anniversary of the agreement as described in Note 3 above;
(b)	300,000 common shares were issued to Straight Path Capital for their investments made during the months of January, February and March (100,000 shares per month);
(c)	62,500 common shares were issued to Wilson Capital for $25,000 or $0.40 per share; and
(d)	20,000 common shares issued to a consultant for consulting services earned for the months of February and March as described in Note 6 above.

In November 2008, White Lion Capital, an entity controlled by Shane Whittle, our former CEO, subscribed for 114,000 restricted shares of the Company’s common stock in consideration for $47,500 ($0.4166 per share).  The shares were physically issued in May 2011.

Effective April 15, 2011, IRG and the Company entered into a revised agreement, which replaced and superseded the prior agreement, extended the initial term of the agreement to April 15, 2012 (automatically renewable thereafter unless terminated by either party for additional 12 month periods), added additional services to be provided by IRG, including the answering of shareholder calls, and increased the monthly fees due to IRG to $4,500 per month and 12,000 shares of the Company’s restricted common stock (both effective March 15, 2011).  The revised agreement also provided that the Company has the right after the first year of the agreement to pay IRG an additional cash fee of $2,000 per month in lieu of the monthly shares due to IRG, and that IRG has the right to require the Company to pay IRG such monthly shares in cash, in the event the volume weighted average trading price of the Company’s common stock on the first five days of any month falls below $0.50 per share.  The amended agreement did not affect the 300,000 shares issued to IRG which are still subject to forfeiture as described above and based on the first year term of the initial January 2011 agreement. The agreement can be terminated by either party at any time with written notice to the other party, provided that if terminated prior to end of the initial term, any unvested shares issued to IRG are to be returned to the Company and cancelled.

On April 25, 2011, the Company entered into an Exclusive Sales and Marketing Agreement with National Coffee Service & Vending (“NCSV” and the “NCSV Agreement”).  Pursuant to the NCSV Agreement, we agreed to appoint NCSV as our exclusive agent and distributor of “Jammin Java Coffee” brand roasted coffee (“Product”) within the United States of America in the office coffee, vending, office products, water and other industries featuring a “break room” division and offshoots thereof.  The NCSV Agreement also contemplates the parties entering into a separate non-exclusive agreement for NCSV to receive rights in connection with the hospitality, e-retail and foodservices segments of the coffee industry, which has not been entered into to date.

Pursuant to the NCSV Agreement, NCSV is responsible for marketing and distribution of Products and we agreed to refer all inquires for the purchase of Products to NCSV (subject to small quantities of Products being referred to separate sub-agents).  We also agreed not to compete with NCSV for sales and to refer NCSV any sales relating to the Products and segments covered by the NCSV Agreement.

Pursuant to the NCSV Agreement, we and NCSV agreed to share any net profit generated by the NCSV Agreement 60/40, between us and NCSV, respectively.

On May 5, 2011, the Company and Straight Path agreed to allow Straight Path to make an Investment of the remaining amount available under the Agreement, $2,380,000, in consideration for 5,950,000 shares of restricted common stock of the Company.  The Company has not received the $2,380,000 funding to date and as such, the shares issuable to Straight Path in connection with the May 5, 2011 investment have not been physically issued to date.

Due to the fact that the Company is receiving the entire $2,500,000 available under the Agreement, Straight Path has an option to subscribe for an additional $500,000 of shares of the Company’s common stock at $0.40 per share.

In May 2011, the Company entered into a First Amendment to Supply and Toll Agreement with Canterbury, which extended the term of the agreement to April 22, 2013.