Form 10-Q
period 2011-04-30
JAMMIN JAVA CORP.
filed 2011-06-20
CIK 1334586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934

For the transition period from   to

Commission file number: 000-52161

Jammin Java Corp.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of Incorporation or organization)	26-4204714 (IRS Employer Identification No.)

8200 Wilshire Blvd., Suite 200
Beverly Hills, CA 90211
(Address of principal executive offices
and zip code)

(323) 556-0746
(Registrant’s telephone number, including area code)

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
Yes ☑ No☐

At June 20, 2011, there were 76,744,150 shares of the issuer’s common stock outstanding.

Jammin Java Corp.

For the Three Months Ended April 30, 2011

INDEX

PART I – FINANCIAL INFORMATION		Page

Item 1.	Financial Statements

	Balance Sheets as of April 30, 2011 (unaudited) and January 31, 2011	F-1

	Statements of Operations (unaudited) - For the three months ended April 30, 2011 and 2010 and from Inception (September 27, 2004) through April 30, 2011	F-2

	Statements of Cash Flows (unaudited) - For the three months ended April 30, 2011 and 2010 and from Inception (September 27, 2004) through April 30, 2011	F-3

	Notes to Financial Statements (unaudited)	F-4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	(Removed and Reserved)

Item 5.	Other Information

Item 6.	Exhibits

Signatures

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

JAMMIN JAVA CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
	April 30,
	2011	January 31,
	(unaudited)	2011
Assets

Current Assets:
Cash	$3,298	$2,467
Accounts receivable	7,571	326
Prepaid expenses	164,574	211,130
Other current assets	4,280	6,707
Total Current Assets	179,723	220,630

Property and equipment, net	-	555
License agreement	640,000	640,000
Total Assets	$819,723	$861,185

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities:
Accounts payable	$53,174	$24,060
Advances from related parties	47,936	47,936
Notes payable - other	8,576	-
Total Current Liabilities	109,686	71,996

Total Liabilities	109,686	71,996

Stockholders' Equity (Deficit):
Common stock, $.001 par value, 5,112,861,525 shares authorized;
70,680,150 and 69,297,650 shares issued and outstanding,	70,680	69,298
as of April 30, 2011 and January 31, 2010 respectively
Common stock to be issued, $.001 par value, 8,114,000 and
9,276,500 shares to be issued at April 30, 2011 and
January 31, 2011, respectively	8,114	9,277
Additional paid-in-capital	1,387,120	1,285,440
Deficit accumulated during the development stage	(755,877)	(574,826)
Total Stockholders' Equity (Deficit)	710,037	789,189

Total Liabilities and Stockholders' Equity (Deficit)	$819,723	$861,185

See accompany notes to financial statements

JAMMIN JAVA CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Three Months Ended April 30, 2011 and 2010
And Period from September 27, 2004 (Inception) Through April 30, 2011
(Unaudited)

			Inception
	Three Months Ended		through
	April 30,		April 30,
	2011	2010	2011

Revenue	$27,955	$-	$28,992

Cost of sales:
Cost of sales products	23,184	-	24,875
Total cost of sales	23,184	-	24,875

Net revenue	$4,771	$-	$4,117

Operating Expenses:
General and administrative	185,788	24,450	673,747
Farming cost	-	-	5,167
Impairment of property and equipment	-	-	81,046
Total operating expenses	(185,788)	(24,450)	(759,960)

Other income (expense):
Interest (expense)	(34)	-	(34)
Total other income (expense)	(34)	-	(34)

Net Loss	$(181,051)	$(24,450)	$(755,877)

Net loss per share:
Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	69,654,925	98,910,594

See accompany notes to financial statements

JAMMIN JAVA CORP.
(A DEVELOPMENT STAGE COMPANY
STATEMENTS OF CASH FLOWS
Three Months Ended April 30, 2011 and 2010
And Period from September 27, 2004 (Inception) Through April 30, 2011
(Unaudited)

			Inception
	Three Months Ended		through
	April 30,		April 30,
	2011	2010	2011
Cash Flows From Operating Activities:
Net loss	$(181,051)	$(24,450)	$(755,877)
Adjustments to reconcile net loss to net
cash used in operating activities:
Common stock issued for services	21,900	-	28,400
Imputed interest on shareholder advance	-	-	1,004
Depreciation	555	185	4,386
Impairment of property and equipment	-	-	81,046
Changes in:
Accounts receivable	(7,245)	-	(7,245)
Prepaid expenses	46,556	-	195,538
Other current assets	2,427	-	2,427
Accounts payable	29,113	6,737	53,173
Net cash used in operating activities	(87,745)	(17,528)	(397,148)

Cash Flows Used in Investing Activities:
Purchases of property and equipment	-	-	(85,431)
Net cash used in investing activities	-	-	(85,431)

Cash Flows From Financing Activities:
Advances from related parties	-	1,872	47,936
Proceeds from sale of common shares	80,000	50,000	601,510
Financing on short term debt	8,576	-	8,576
Net cash provided by financing activities	88,576	51,872	658,022

Net increase in cash	831	34,344	175,443
Cash at beginning of period	2,467	27,513	-
Cash at end of period	$3,298	$61,857	$175,443

Supplemental Cash Flow Information:
Cash paid for interest	$34	$-	$34
Cash paid for income taxes	$-	$-	$-

Non-Cash Transactions:
Common shares issued for license acquisition	$640,000	$-	$640,000

See accompany notes to financial statements

JAMMIN JAVA CORP.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
April 30, 2011
(Unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited interim financial statements of Jammin Java Corp., a development stage company, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report filed with the SEC on Form 10-K.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year as reported in Form 10-K have been omitted.

As used in this Quarterly Report, the terms “we,” “us,” “our,” and “Company” mean Jammin Java Corp., unless otherwise indicated.  All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

Note 2.  Business Overview and Summary of Accounting Policies

History of the Company.  The Company was incorporated in Nevada on September 27, 2004 under its former name “Global Electronic Recovery Corp.”  On October 23, 2007, our Board of Directors approved a 22,723,829 for one (1) forward stock split of our authorized, issued and outstanding shares of common stock (the “2007 Forward Split”), and amended our Articles of Incorporation by the filing of a Certificate of Change with the Secretary of State of Nevada on September 11, 2007.  As a result of the 2007 Forward Split, our authorized capital increased from 75,000,000 to 1,704,287,175 shares of common stock with a par value of $0.001 each.

On February 5, 2008, we incorporated a subsidiary named Marley Coffee Inc.  On February 25, 2008, we changed our name from “Global Electronic Recovery Corp.” to “Marley Coffee Inc.” when we merged our subsidiary, Marley Coffee Inc., into our Company.  Effective July 13, 2009, we merged our then newly-formed subsidiary, Jammin Java Corp., into our Company and changed our name from “Marley Coffee Inc.” to “Jammin Java Corp.”  Our common stock is quoted on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “JAMN,” effective at the opening of the market on September 17, 2009.

On January 10, 2010, our Board of Directors approved a three (3) for one (1) forward stock split of our authorized, issued and outstanding shares of common stock (the “2010 Forward Split” and, collectively with the 2007 Forward Split, the “Stock Splits”).  We amended our Articles of Incorporation by the filing of a Certificate of Change with the Nevada Secretary of State, effective on February 2, 2010. As a result, our authorized capital increased from 1,704,287,175 to 5,112,861,525 shares of common stock with a par value of $0.001 each.  Unless otherwise stated, the shares of common stock disclosed throughout this report have been retroactively reflected for the Stock Splits.

We operate as a United States-based company providing premium roasted coffee on a wholesale level to the service, hospitality, office coffee service and big box store industry.  Through the use of distributor partnerships, we sell our gourmet coffee lines to gourmet, natural and independent grocery markets in the United States and Canada.

Development Stage Company.  We are considered to be a development stage enterprise as defined by Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 915-10 (“Development-Stage Entities”).  A development-stage enterprise is one in which planned principle operations have not commenced or, if its operations have commenced, there has been no significant revenue therefrom.  A development-stage company reports cumulative costs from the inception of the enterprise.

Reclassifications.  Certain prior year amounts have been reclassified to conform with the current year presentation for comparative purposes.

Use of Estimates in Financial Statement Preparation.  The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as certain financial statement disclosures.  While management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from these estimates.

Fair Value of Financial Instruments.  The carrying amount of Jammin Java’s cash, accounts receivables, accounts payables, and accrued expenses approximates their estimated fair values due to the short-term maturities of those financial instruments.

The Company has adopted a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. In this valuation, the exchange price is the price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date and fair value is a market-based measurement and not an entity-specific measurement.

The Company utilizes the following hierarchy in fair value measurements:

•	Level 1 – Inputs use quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.
•
Level 2 – Inputs use other inputs that are observable, either directly or indirectly. These inputs include quoted prices for similar assets and liabilities in active markets as well as other inputs such as interest rates and yield curves that are observable at commonly quoted intervals.

•	Level 3 – Inputs are unobservable inputs, including inputs that are available in situations where there is little, if any, market activity for the related asset or liability

Cash and Cash Equivalents.  Jammin Java considers all highly liquid investments with original maturities of three months or less cash equivalents.

Revenue Recognition.  All revenue is recognized when persuasive evidence of an arrangement exists, the service or sale is complete, the price is fixed or determinable and ability to collect is reasonably assured.  Revenue is derived from the sale of coffee products and is recognized when the distributor reports sales to us after the coffee products are shipped and the ability to collect is reasonably assured.

Allowance for Doubtful Accounts.  Jammin Java does not require collateral from its customers with respect to accounts receivable.  The Company determines any required allowance by considering a number of factors, including the length of time accounts receivable are past due.  Jammin Java provides reserves for accounts receivable when they become uncollectible and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.  The Company has determined that no allowance for doubtful accounts is required for the three months ending April 30, 2011.

Property and Equipment.  Equipment is stated at cost less accumulated depreciation and amortization.  Maintenance and repairs, as incurred, are charged to expense.  Renewals and betterments which extend the life or improve existing equipment are capitalized.  Upon disposition or retirement of equipment, the cost and related accumulated depreciation are removed and any resulting gain or loss is reflected in operations.  Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are three years. Due to the Company’s lack of development on the farm in 2010, management considered the farm and related equipment to be impaired as of January 31, 2010 and an expense of $81,046 was recognized for the period ending January 31, 2010, and for the period from inception (September 27, 2004) to April 30, 2011.

Depreciation was $555 and $185 for the three months ending April 30, 2011 and 2010 respectively, and $4,386 for the period from inception (September 27, 2004) to April 30, 2011.

Impairment of Long-Lived Assets.  Long-lived assets consists of a license agreement that was recorded at the estimated cost to acquire the asset (See Note 4).  The license agreement is reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition.  In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their estimated fair values.  Management evaluated the carrying value of the license and determined that no impairment existed at April 30, 2011 or January 31, 2011.

Stock-Based Compensation. Pursuant to the provisions of FASB ASC 718-10, “Compensation – Stock Compensation,” which establishes accounting for equity instruments exchanged for employee service, we utilize the Black-Scholes option pricing model to estimate the fair value of employee stock option awards at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected life.  Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation. These assumptions are subjective and generally require significant analysis and judgment to develop.  When estimating fair value, some of the assumptions will be based on, or determined from, external data and other assumptions may be derived from our historical experience with stock-based payment arrangements.  The appropriate weight to place on historical experience is a matter of judgment, based on relevant facts and circumstances.

Common stock issued for services to non-employees is valued at the market value of the stock on the date of issuance.  If the total value exceeds the par value of the stock issued, the value in excess of the par value is added to the additional paid-in-capital account.

We estimate volatility of our publicly-listed common stock by considering historical stock volatility.

Income Taxes.  The Company follows FASB Accounting Standards Codification No 740, Income Taxes. Deferred tax assets or liabilities are recorded to reflect the future tax consequences of temporary differences between the financial reporting basis of assets and liabilities and their tax basis at each year-end. These amounts are adjusted, as appropriate, to reflect enacted changes in tax rates expected to be in effect when the temporary differences reverse.

The Company records deferred tax assets and liabilities based on the differences between the financial statement and tax bases of assets and liabilities and on operating loss carry forwards using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized.

Earnings or Loss Per Common Share.  Basic earnings per common share equals net earnings or loss divided by the weighted average of shares outstanding during the year.  Diluted earnings per share include the impact on dilution from all contingently issuable shares, including options, warrants and convertible securities.  The common stock equivalents from contingent shares are determined by the treasury stock method.  Jammin Java incurred a net loss for the three months ended April 30, 2011 and 2010 respectively, and for the period from inception (September 27, 2004) to April 30, 2011 and therefore, basic and diluted earnings per share for those periods are the same as all potential common equivalent shares would be anti-dilutive.

Recently Issued Accounting Pronouncements.  There were various accounting standards and interpretations issued during 2011, none of which are expected to have a material impact on Jammin Java’s financial position, results of operations or cash flows upon adoption.

Note 3 – Going Concern

These financial statements have been prepared in conformity with GAAP, with the on-going assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business.  However, certain conditions noted below currently exists which raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company incurred a net loss of $181,051 for the three months ended April 30, 2011, and has an accumulated deficit of $755,877 at April 30, 2011.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  The operations of the Company have primarily been funded by the issuance of common stock.  Continued operations of the Company are dependant on the Company’s ability to complete equity financings or generate profitable operations in the future.  Management’s plan in this regard is to secure additional funds through future equity sales.  Such sales may not be available or may not be available on reasonable terms.  Management is trying to grow the existing business, but may need to raise additional capital through sales of common stock or convertible instruments as well as obtain financing from third parties.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.  If adequate working capital is not available, the Company may be required to curtail its operations.

Note 4.  Asset Purchase and Sale Agreement; Trademark License Agreement

On March 31, 2010, the Company entered into an asset purchase and sale agreement (the “Asset Purchase Agreement”) with Marley Coffee LLC (“MCL”), a private limited liability company of which Roahn Marley, a Director of the Company, and his family has a combined controlling interest.  The Company also entered into a Trademark License Agreement (the “License Agreement”), effective on March 31, 2010.  Fifty Six Hope Road Music Limited, a Bahamas international business company (“Fifty Six Hope Road”), owns and controls the intellectual property rights in and to the late reggae performer, Robert Nesta Marley p/k/a Bob Marley, including “Marley Coffee” (the “Trademark”).  Fifty Six Hope Road granted a non-exclusive, terminable oral license to MCL to utilize the Trademark and further granted the right for MCL to grant to the Company a non-exclusive, terminable sub-license to use the Trademark.

In accordance with the License Agreement, MCL granted the Company a non-exclusive transferable sub-license for the worldwide rights to use the Trademark for the licensed products and distribution channels.  “Licensed Distribution Channels” means hotels, restaurants, office coffee service industry (“OCS”), and large chain (big box) retail stores.  ”Licensed products and services” means coffee in portion sizes of 5 pound bags, 1 pound bags, 2 pound bags and 2.5 ounce portion packs, related goods, and goods related to the Licensed Services.  ”Licensed Services” means coffee roasting services, coffee production services and coffee sales, supply distribution and support services.

Consideration for the license of the Trademarks is as follows:

(1)	The Company entered into the Asset Purchase Agreement to sell all its interests in its Branding Development and Business Plan Development to MCL;

(2)	The Company assigned the Farm Lease agreement to MCL and transferred to MCL all its interest in the farm lease agreement and leasehold improvements on the farm;

(3)	The Company agreed to issue to MCL ten million (10,000,000) shares of common stock of the Company as follows:

•	One Million (1,000,000) shares upon the execution of the License Agreement, which shares were issued and delivered in December 2010; and
•	One Million (1,000,000) shares on each anniversary of the execution of the License Agreement for the following nine years.

On June 15, 2010, the Company retained DS Enterprises, Inc., an independent business valuation service (“DS Enterprises”), to provide financial advisory assistance in the accounting for the Trademark license acquisition, in accordance with Statements of Financial Accounting Standards (SFAS) 157 guidelines, and to assist the Company in one or more of the following: (i) determining the Trademark value and (ii) determining the fair valuation of the consideration (common stock) provided for in the acquisition using income, market and cost-oriented methods according to SFAS 157.  According to the valuation report dated June 19, 2010, the following factors were taken into consideration by DS Enterprises:

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

Based on DS Enterprises’ analysis, management estimated that the fair market value of this transaction was $640,000. The License Agreement has an indefinite life and is therefore not being amortized.

Management of the Company reviewed the valuation report and was satisfied that the report fairly values the transaction.  Management evaluated the carrying value of the license and determined that no impairment existed at April 30, 2011 or January 31, 2011.

Note 5 – Related Party Transactions

On November 11, 2010, Alan Lewis was offered a voting seat on the Company’s board of directors and paid $2,000 per month to act as its Director of Corporate Development.  This relationship was terminated on February 11, 2011.  Mr. Lewis was paid a total of $5,000 under this arrangement with $1,000 in compensation being paid during the three months ended April 30, 2011 and $4,000 paid during the three months ended January 31, 2011.

In April 2011, the Company issued one million (1,000,000) common shares in connection with the terms of the License Agreement, discussed in Note 4 above, pursuant to which MCL, a private limited liability company of which Roahn Marley, a Director of the Company, and his family has a combined controlling interest, granted the Company a non-exclusive transferable sub-license for the worldwide rights to use the Trademark for the licensed products and distribution channels.

As of April 30, 2011, $47,936 was owed to Shane Whittle, a former director of the Company.  Mr. Whittle, from time to time, made payments on behalf of the Company or advanced funds to the Company for its operational needs.  This amount, unchanged from January 31, 2011, represents funds that are unsecured, non-interest bearing, and are due on demand.

During the three months ended April 30, 2011, the Company paid $4,697 to Nicole Whittle, Shane Whittle’s sister, who serves as the Company’s Creative Director, for ongoing creative design costs services.  As of April 30, 2011, the Company owed $2,591 to Ms. Whittle.

Anh Tran, the Company’s Chief Executive Officer, Secretary and a Director, receives no salary or bonus for his services to the Company.  Effective May 1, 2011, the Company will pay Mr. Tran $10,000 per month as compensation for his services and the Company will compensate Mr. Rohan Marley $10,000 per month for his services as Chairman of the Company’s board of directors.

Note 6 – Stockholder’s Equity

Holders of common stock are entitled to one vote for each share held. There are no restrictions that limit the Company's ability to pay dividends on its common stock. The Company has not declared any dividends since incorporation.

In April 2011, the Company issued one million (1,000,000) common shares in connection with the terms of the License Agreement discussed in Note 4 above.

On November 9, 2010, Wilson Capital, a non-U.S. person, subscribed to purchase 62,500 shares of the Company’s common stock in a private placement pursuant to Regulation S under the Securities Act of 1933, as amended (the “Securities Act”), which shares are subject to restrictions on their subsequent disposition.  The purchase price was $25,000 or $0.40 per share.  These shares were issued by the Company in April 2011.

On December 22, 2010, the Company entered into a Share Issuance Agreement with Straight Path Capital, a non-U.S. person (“Straight Path”).  Pursuant to the Share Issuance Agreement, the Company has the right to request Straight Path to purchase, in a private placement pursuant to Regulation S under the Securities Act, up to an amount of $2,500,000 of what the Share Issuance Agreement describes as “common shares” of the Company at a price of $0.40 per share, until December 22, 2011, unless extended by either the Company or Straight Path for an additional twelve (12) months, and subject to the terms of the Share Issuance Agreement.

Under the terms of the Agreement, the Company may from time to time request Straight Path to make investments in the Company of up to $40,000 (each an “Investment” and such request, an “Investment Request”) to fund operating expenses, acquisitions, working capital and other general corporate activities. Straight Path has the right to agree to make such Investment or, following receipt of any Investment Request, decide not to make an Investment in its sole discretion.  Furthermore, Straight Path may, in its sole discretion, refuse an Investment Request at any time or rescind its offer to make investments in the Company if it is not satisfied with the business affairs of the Company.

Assuming Straight Path agrees to an Investment Request and makes an Investment, the Company is required to issue shares of its common stock to Straight Path at $0.40 per share in connection with such Investment Request, and Straight Path is required to enter into a Subscription Agreement evidencing such Investment.  Said shares shall not be registered with the Securities and Exchange Commission or any state securities agency and their transfer or further disposition shall be restricted.  In the event the Company has requested and received Investments from Straight Path for the entire $2,500,000 available under the Share Issuance Agreement, Straight Path has an option to subscribe for an additional $500,000 of shares of the Company’s common stock at $0.40 per share.

On January 4, 2011, the Company received $40,000 in connection with an Investment by Straight Path, which was used for development and operating expenses.   In February and March 2011, the Company received two additional investments of $40,000 each.  In April 2011, in consideration of the $120,000 received in January, February, and March of 2011, the Company issued 300,000 shares to Straight Path, 100,000 shares of common stock for each of the investments in January 2011, February 2011 and March 2011.

On January 19, 2011, the Company entered into a one year agreement (“Consulting Agreement”) with the Investor Relations Group, Inc. (“IRG”), under which IRG would provide the Company with certain corporate communications services.  Under the terms of the Consulting Agreement, the Company issued IRG 310,000 common shares at $0.65 per share.  Pursuant to the terms of the Consulting Agreement, 300,000 shares represented the “Origination Shares” and were to be earned each full month during the term of the Consulting Agreement and, should the Consulting Agreement terminate prior to January 19, 2012, any unearned shares would be returned to the Company.  In addition, IRG earns 10,000 shares of common stock per month as part of the Consulting Agreement.  IRG received a total of 20,000 common shares for the three months ended April 30, 2011.

Effective April 15, 2011, IRG and the Company entered into a revised consulting agreement (the “New Consulting Agreement”), which replaced and superseded the Consulting Agreement, with a new term of until April 15, 2012 (automatically renewable thereafter unless terminated by either party for additional 12 month periods).  The New Consulting Agreement offered additional services to be provided by IRG, including the answering of shareholder calls.  The monthly fees due to IRG were increased to $4,500 per month plus 12,000 shares of the Company’s restricted common stock (both effective as of March 15, 2011).  The New Consulting Agreement also provided that the Company has the right after the first year of the agreement to pay IRG an additional cash fee of $2,000 per month in lieu of the monthly shares due to IRG, and that IRG has the right to require the Company to pay IRG such monthly shares in cash, in the event the volume weighted average trading price of the Company’s common stock on the first five days of any month falls below $0.50 per share.  The New Consulting Agreement did not affect the 310,000 shares of common stock issued to IRG, which are still subject to forfeiture as described above and based on the first year term of the Consulting Agreement.  The New Consulting Agreement provided that it can be terminated by either party at any time with written notice to the other party, and if terminated prior to the end of the initial term, any unvested shares issued to IRG are to be returned to the Company and cancelled.

In a letter dated May 19, 2011, IRG exercised its right to terminate the New Consulting Agreement.  During the quarter ended April 30, 2011, the Company incurred $11,500 in Maintenance and Expense Account fees to IRG, and recorded an amount due from IRG of $4,280 as of April 30, 2011 for overpaid fees.  In connection with the termination of the New Consulting Agreement IRG has agreed, but to date has not returned, 330,000 of common shares issued to them by the Company in connection with the Consulting Agreement, 310,000 of which were issued January 19, 2011, and an additional 20,000 shares of which were issued in February and March of 2011.

Note 7 – Income Taxes

The Company follows Statement of Financial, Accounting Standards Certification 740 (ASC 740) for Income Taxes."  Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards.  No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously.  Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not deemed likely to be realized.

The provision for refundable Federal income tax consists of the following:

	April 30,	January 31,
	2011	2011
Refundable Federal income tax
attributable to current operations	$(62,000)	$51,000
Less change in valuation allowance	62,000	(51,000)
Net refundable amount	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	April 30,	January 31,
	2011	2011
Deferred tax asset attributable to:
Net operating loss carryover	$257,000	$195,000
Less, valuation allowance	(257,000)	(195,000)
Net deferred tax asset	$-	$-

At April 30, 2011, the Company had an unused net operating loss carryover of approximately $755,000 that is available to offset future taxable income that expires beginning in 2025.

Note 8 - Subsequent Events

On May 5, 2011, pursuant to a share issuance request by the Company, Straight Path agreed to make an investment of $2,380,000, the remaining amount available under the Share Issuance Agreement (described in Note 4 above), in consideration for 5,950,000 shares of restricted common stock of the Company.  The Company received the $2,380,000 on May 19, 2011 and the shares issuable to Straight Path are in the process of being delivered.  Because the Company is receiving the entire $2,500,000 of funding agreed to by Straight Path available under the Share Issuance Agreement, Straight Path has an option to subscribe for an additional $500,000 of shares of the Company’s common stock at $0.40 per share.

On May 9 and May 10, 2011, the Company issued 38,000 restricted shares and 76,000, restricted shares respectively, of its common stock to White Lion Capital, an entity controlled by Shane Whittle, the former CEO of the Company, pursuant to While Lion Capital’s November 2008 subscription in consideration of $47,500 ($0.4166 per share).

Effective May 19, 2011, IRG exercised its right to terminate the New Consulting Agreement, discussed in Note 6 above.  Pursuant to the termination, IRG has agreed, but to date has not returned, 330,000 of common shares issued to them by the Company in connection with the Consulting Agreement.

On May 20, 2011, a Cease Trade Order was issued by the British Columbia Securities Commission (“BCSC”) under Section 164(1) of the Securities Act, R.S.B.C. 1996, c. 418 (the “BC Securities Act”), pursuant to which the Executive Director of the BCSC ordered that trading in the Company’s securities cease until the Company files certain records required in accordance with the BC Securities Act and regulations (generally, copies of public filings submitted to the SEC), and the Executive Director files an order revoking the Cease Trade Order.

Note 9 - Agreements

In April 2010, we entered into a Supply and Toll Agreement (the “Supply Agreement”) with Canterbury Coffee Corporation (“Canterbury”). The Supply Agreement remains in effect until April 27, 2013, renewing automatically thereafter for additional one (1) year periods, subject to either party’s right to terminate with 60 days notice. Pursuant to the Supply Agreement, we provide Canterbury with pre-made bags bearing our logo and the Trademarks licensed through the License Agreement. Canterbury obtains the beans and other ingredients for, roasts, prepares and packages the coffee beans for our products and packages them in the bags which we provide to Canterbury. Under the Supply Agreement, we are responsible for carrying out sales and marketing for our products, provided that Canterbury pays the actual shipping costs to our licensed distributors and customers and receives the gross proceeds from the sale of our products, and we receive the net difference between the total cost of production and shipping of our products and the amount that Canterbury receives from the sale of such products to our distributors and customers.

On April 25, 2011, the Company entered into an Exclusive Sales and Marketing Agreement (the “NCSV Agreement”) with National Coffee Service & Vending (“NCSV”). Pursuant to the NCSV Agreement, we agreed to appoint NCSV as our exclusive agent and distributor of “Jammin Java Coffee” brand roasted coffee (“Product”) within the United States of America in the office coffee, vending, office products, water, and other industries featuring a “break room,” and divisions and offshoots thereof. Pursuant to the NCSV Agreement, any net profit generated by the NCSV Agreement will be allocated 60% to the Company and 40% to NCSV.

The Company has not filed federal income tax returns but it is in the process of preparing the appropriate forms and submitting them to the Internal Revenue Service.

Item 2.  Management’s Discussion and Analysis or Plan of Operations.

FORWARD-LOOKING STATEMENTS

ALL STATEMENTS IN THIS DISCUSSION THAT ARE NOT HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.  STATEMENTS PRECEDED BY, FOLLOWED BY OR THAT OTHERWISE INCLUDE THE WORDS “BELIEVES,” “EXPECTS,” “ANTICIPATES,” “INTENDS,” “PROJECTS,” “ESTIMATES,” “PLANS,” “MAY INCREASE,” “MAY FLUCTUATE” AND SIMILAR EXPRESSIONS OR FUTURE OR CONDITIONAL VERBS SUCH AS “SHOULD,” “WOULD,” “MAY” AND “COULD” ARE GENERALLY FORWARD-LOOKING IN NATURE AND NOT HISTORICAL FACTS.  THESE FORWARD-LOOKING STATEMENTS WERE BASED ON VARIOUS FACTORS AND WERE DERIVED UTILIZING NUMEROUS IMPORTANT ASSUMPTIONS AND OTHER IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE THE INFORMATION CONCERNING OUR FUTURE FINANCIAL PERFORMANCE, BUSINESS STRATEGY, PROJECTED PLANS AND OBJECTIVES.  THESE FACTORS INCLUDE, AMONG OTHERS, THE FACTORS SET FORTH BELOW UNDER THE HEADING “RISK FACTORS.” ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. MOST OF THESE FACTORS ARE DIFFICULT TO PREDICT ACCURATELY AND ARE GENERALLY BEYOND OUR CONTROL.  WE ARE UNDER NO OBLIGATION TO PUBLICLY UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS.   REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO APRIL 30, 2011.  AS USED HEREIN, THE “COMPANY,” “JAMMIN’ JAVA,” “WE,” “US,” “OUR” AND WORDS OF SIMILAR MEANING REFER TO JAMMIN’ JAVA CORP., UNLESS OTHERWISE STATED.

Business Overview

The Company was incorporated in Nevada on September 27, 2004 under its former name “Global Electronic Recovery Corp.”  Prior to February 25, 2008, we were engaged in the recycling of electronic waste in the city of Los Angeles, California.  We commenced limited operations including a feasibility study and the search for an appropriate facility location.  We also joined various recycling organizations to assist in the marketing of our recycling facility.  As our management conducted due diligence on the electronic waste recycling industry, management realized that this industry did not present the best opportunity for our company to realize value for our shareholders.  In an effort to substantiate shareholder value, the Company then sought to identify, evaluate and investigate various companies and compatible or alternative business opportunities with the intent that, should the opportunity arise, a new business be pursued.

On October 23, 2007, our Board of Directors approved a 22.723829 for one (1) forward stock split of our authorized, issued and outstanding shares of common stock, which forward stock split was affected by the filing of a Certificate of Change with the Secretary of State of Nevada on September 11, 2007 (the “2007 Forward Split”).  We amended our Articles of Incorporation by the filing of a Certificate of Change with the Nevada Secretary of State, wherein we stated that our Company would issue 22.723829 shares for every one (1) share of common stock issued and outstanding immediately prior to the effective date of the forward stock split.  The change in our Articles of Incorporation was effected with the Nevada Secretary of State on September 11, 2007.  As a result, our authorized capital increased from 75,000,000 to 1,704,287,175 shares of common stock with a par value of $0.001 each.

On February 5, 2008, we incorporated a subsidiary named Marley Coffee Inc.  On February 25, 2008, we changed our name from “Global Electronic Recovery Corp.” to “Marley Coffee Inc.” when we merged our subsidiary, Marley Coffee Inc., into our company.

Effective July 13, 2009, we changed our name from “Marley Coffee Inc.” to “Jammin Java Corp.” when we merged our then newly formed subsidiary, Jammin Java Corp., into our Company. Our common stock was quoted on the OTC Bulletin Board, a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter (OTC) equity securities, under the symbol “JAMN” effective at the opening of the market on September 17, 2009.

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

Unless otherwise stated, the shares of common stock disclosed throughout this report have been retroactively reflected for the Stock Splits.

Current Business Operations:

In July 2009, we decided to pursue the business of providing premium roasted coffee on a wholesale level to the service, hospitality, office coffee service and “big box” store market.  We intend to develop a significant market share of the category and achieve a leadership position by capitalizing on the global recognition of the Marley name through a co-branding relationship with Marley Coffee LLC (“MCL”).  MCL is a private limited liability company of which Rohan Marley, a Director of the Company, has a 33% ownership interest and serves as a Manager, and our former Director and former majority shareholder, Shane Whittle, has a 29% ownership interest in MCL and serves as a Manager.  This co-branding relationship is planned to coincide with our strategy to develop additional lines of consumer products.  In addition, we intend to be responsive to current consumer demand for sustainable coffee products by providing organically grown coffee, as well as “fair trade” or “equal exchange” coffee (coffee that is purchased directly from small farmers or farmer-cooperatives, generally included in the International Fair Trade Coffee Register).

We are party to an asset purchase and sale agreement (the “Asset Purchase Agreement”) and Trademark License Agreement (the “License Agreement”) with MCL that was effective on March 31, 2010.

With respect to the License Agreement, Fifty Six Hope Road Music Limited, a Bahamas international business company (“Fifty Six Hope Road”), owns and controls the intellectual property rights in and to the late reggae performer, Robert Nesta Marley p/k/a Bob Marley, including “Marley Coffee” (the “Trademark”).  Fifty Six Hope Road granted a non-exclusive, terminable oral license to MCL to utilize the Trademark and further granted the right for MCL to grant to the Company a non-exclusive, terminable sub-license to use the Trademark .

In accordance with the License Agreement, MCL granted the Company a non-exclusive transferable sub-license for the worldwide rights to use the Trademark for the licensed products and distribution channels.  “Licensed Distribution Channels” means hotels, restaurants, office coffee service industry (“OCS”), and large chain (big box) retail stores.  “Licensed products and services” means coffee in portion sizes of 5 pound bags, 1 pound bags, 2 pound bags and 2.5 ounce portion packs, related goods, and goods related to the Licensed Services.  “Licensed Services” means coffee roasting services, coffee production services and coffee sales, supply distribution and support services.

The Company is currently in discussions with MCL to amend the License Agreement to expand the description of the Licensed Distribution Channels and to provide for exclusive rights to such Licenses Services; however, no definitive agreement or terms have been agreed to as of the date of this filing, and the Company can provide no assurance that such agreement will be agreed to or become effective in the future.  If such amended license agreement does become effective, it will likely involve the issuance of additional securities to MCL.  This issuance could dilute the percentage of ownership of the Company’s shareholders and/or decrease such shareholders’ voting rights over the Company.

On April 25, 2011, the Company entered into an Exclusive Sales and Marketing Agreement (the “NCSV Agreement”) with National Coffee Service & Vending (“NCSV”), agreeing to appoint NCSV as our exclusive agent and distributor of the “Jammin Java Coffee” brand roasted coffees (the “Products”) within the U.S. to Office Coffee, Vending, Office Products, Water, and other industries featuring a “break room,” and divisions and offshoots thereof.  The NCSV Agreement also contemplates that the parties may enter into a separate, non-exclusive agreement for NCSV to receive rights in connection with the hospitality, e-retail and food services segments of the coffee industry.  Such separate agreement has not been entered into, to date.

Pursuant to the NCSV Agreement, NCSV is responsible for marketing and distribution of the Products and we agreed to refer all inquires for purchase of the Products to NCSV (subject to small quantities of Products being referred to separate sub-agents).  We also agreed not to compete with NCSV for sales and to refer NCSV any sales relating to the Products and segments covered by the NCSV Agreement.

Any net profit generated under the NCSV Agreement was agreed to be split 60% to the Company and 40% to NCSV.

The NCSV Agreement can be terminated by either party during the first year of the agreement (subject to the terms of the NCSV Agreement) and thereafter continues in effect, automatically renewing if not terminated as provided in the NCSV Agreement at the end of each successive year, for additional two year periods on a rolling basis.  After the first year of the NCSV Agreement, the NCSV Agreement can only be terminated in the event of a breach of the NCSV Agreement (by the non-breaching party) or if the terminating party pays the non-terminating party a lump sum equal to the estimated net profit which would have been due to the non-terminating party if the NCSV Agreement had remained in effect for an additional 24 months from the termination date of the NCSV Agreement (based on the prior 12 months net profit).

On or about April 28, 2010, we entered into a Supply and Toll Agreement (the “Supply Agreement”) with Canterbury Coffee Corporation (“Canterbury”), whereby Canterbury agreed to produce coffee products for the Company.  An amendment to the Supply Agreement was entered into as of May 12, 2011.  The Supply Agreement has a term from April 28, 2011 to April 27, 2013, automatically renewing thereafter unless terminated by either party on 60 days written notice.  Pursuant to the Supply Agreement, we provide Canterbury with pre-made bags bearing our logo and the Trademarks licensed through the License Agreement.  Canterbury obtains the coffee beans and other ingredients, roasts, prepares and packages them in the bags we provide.  Under the Supply Agreement, we are responsible for carrying out sales and marketing for our products, provided that Canterbury pays the actual shipping costs to our licensed distributors and customers and receives the gross proceeds from the sale of our products, and we receive the net difference between the total cost of production and shipping of our products and the amount that Canterbury receives from the sale of such products to our distributors and customers.  The prices set forth in the Supply Agreement are fixed until December 31, 2011, and are subject to change based on prevailing market prices, with 30 days written notice . We bear 90% of the cost of bad debts or uncollectable accounts.  The Supply Agreement also provides for an annual sales volume rebate in the event we meet certain minimum volume requirements set forth therein.

The Company’s immediate plan is to utilize the license with MCL to create products and distribute them, through our Supply Agreement with Canterbury and the NCSV Agreement, to the service, hospitality, office coffee service and “big box” store market segments.  We anticipate the initial lines of the coffee products to include “Lion’s Blend,” “Mountain Roast” and “Kingston City Roast.”

Sales Initiatives

Sales to customers in the U.S. and Canada commenced in the fourth quarter and are steadily increasing.  Our main sales to date have been to Internet-based customers such as Amazon.com; Cooking.com, Coffeewiz.com, Shoffee.com and Coffeecow.com.  The Company has also been listed with several coffee distributors and beverage services, including:  the Canadian unit of United National Foods, Inc., a large publicly-traded wholesale distributor to the natural, organic, and specialty industry in the United States and Canada; Gourmet Merchants International, a Northern California distributor to gourmet, natural and independent grocery markets; Spectrum Coffee and Water, Inc. of Jessup, Maryland; Springtime Coffee Company, which serves New Jersey, Delaware and Pennsylvania; Markcol Distribution Limited of Toronto, Canada; Blue Tiger Coffee Service, a Seattle, Washington-based coffee service company, Distillata, a Cleveland, Ohio-based water and coffee distributor; Good as Gold Coffee, a Worcester, Massachusetts distributor of coffee, water and other specialty items; and Vend X Distributing ofAuburn, Washington.  These sale arrangements are currently informal and not documented by definitive agreements.

Patents, Trademarks and Licenses

As discussed above, effective on March 31, 2010, the Company entered into the Asset Purchase Agreement and the License Agreement with MCL.  Fifty Six Hope Road Music Limited, a Bahamas international business company (“Fifty Six Hope Road”), owns and controls the intellectual property rights in and to the late reggae performer, Robert Nesta Marley p/k/a Bob Marley, including “Marley Coffee” (the “Trademark”).  Fifty Six Hope Road granted a non-exclusive, terminable oral license to MCL to utilize the Trademark and further granted the right for MCL to grant to the Company a non-exclusive, terminable sub-license to use the Trademark . In accordance with the License Agreement, MCL granted to the Company a non-exclusive transferable sub-license for the worldwide rights to use the Trademark for the licensed products and distribution channels. “Licensed Distribution Channels” means hotels, restaurants, office coffee service industry (“OCS”), and large chain (big box) retail stores.  ”Licensed products and services” means coffee in portion sizes of 5 pound bags, 1 pound bags, 2 pound bags and 2.5 ounce portion packs, related goods, and goods related to the Licensed Services.  ”Licensed Services” means coffee roasting services, coffee production services and coffee sales, supply distribution and support services.

Consideration for the license of the Trademarks is as follows:

(1)	The Company entered into the Asset Purchase Agreement to sell all its interests in its Branding Development and Business Plan Development to MCL;

(2)	The Company assigned the Farm Lease agreement to MCL and transferred to MCL all its interest in the farm lease agreement and leasehold improvements on the farm;

(3)	The Company agreed to issue to MCL ten million (10,000,000) shares of common stock of the Company as follows:

•	One Million (1,000,000) shares upon the execution of the License Agreement, which shares were issued in December 2010; and
•	One Million (1,000,000) shares on each anniversary of the execution of the License Agreement for the following nine years, of which 1,000,000 shares were issued in April 2011.

On June 15, 2010, the Company retained DS Enterprises, an independent business valuation service, to provide financial advisory assistance in the accounting for the Trademark license acquisition, in accordance with Statements of Financial Accounting Standards (SFAS) 157 guidelines, and to assist the Company in one or more of the following: (i) determining the Trademark value and (ii) determining the fair valuation of the consideration (common stock) provided for in the acquisition using income, market and cost-oriented methods according to SFAS 157.  According to the valuation report dated June 19, 2010, the following factors were taken into consideration by DS Enterprises:

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

Based on DS Enterprises’ analysis, management estimated that the fair market value of this transaction was $640,000. The License Agreement has an indefinite life and is therefore not being amortized.

Management of the Company reviewed the valuation report and is satisfied that the report fairly values the transaction.  Management evaluated the carrying value of the license and determined that no impairment existed at April 30, 2011 or January 31, 2011.

We entered into the License Agreement because we were of the view that MCL is better positioned to continue developing the farm in a sustainable manner.  The License Agreement also secures our rights to use the Trademarks.  We also believed that the Company would be better suited to focus on the service, hospitality, office coffee services, and “big box” market segments, whereas MCL would focus on the high-end retail market.

PLAN OF OPERATIONS

The following discussion should be read in conjunction with our financial statements.  We’ve commenced production of bag design and undertaking brand development activities.  We are also in the process of analyzing and updating our commercial website at jamminjavacoffee.com -- accordingly, the information thereon is not appropriate for incorporation herein by reference.  The Company has also initiated the process of filing for trademarks in the United States (Serial Number 85074386) and Canada (application number 1486735), for the terms “Jammin Java, Rise and Shine”, although such trademarks have not been awarded to date.  We began generating revenues in the quarter ending January 31, 2011.

Cash Requirements

Over the next twelve months, we intend to use a portion of the proceeds that were raised through our funding agreement with Straight Path (as described below under “Liquidity and Capital Resources”) to commence marketing our services, showcasing our services at industry tradeshows, and for general and administrative expenditures, as follows:

Estimated Funding Required During the Next Twelve Months:

General and Administrative	$250,000
Marketing/Advertising	345,000
Total	$595,000

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Comparison of Three Months Ended April 30, 2011 and 2010

Sales Revenue.  We had sales revenue of $27,955 for the three months ended April 30, 2011, compared to no sales for the three months ended April 30, 2010.  We generated sales revenue of $28,992 from inception through April 30, 2011.

Cost of Sales. We had cost of sales of $23,184 for the three months ended April 30, 2011, compared to no cost of sales for the three months ended April 30, 2010, due to the fact that we had no sales during that period.  Cost of sales increased for the three months ended April 30, 2011, as a result of our increased sales.

Selling, General and Administrative Expense. We had general and administrative expenses of $185,788 for the three months ended April 30, 2011, compared to $24,450 for the three months ended April 30, 2010, an increase in expenses of $161,338 from the prior period.  The main reason for the increase in expenses was due to increased professional service fees and corporate reporting expenses.

Interest Expense. We had $34 of interest expense for the three months ended April 30, 2011, compared to no interest expense for the three months ended April 30, 2010.

Net Loss.  We had a net loss of $181,051 for the three months ended April 30, 2011, compared to $24,450 for the three months ended April 30, 2010. The main reason for the increase in net loss was due to increased general and administrative fees and cost of sales, offset by the increase in revenues for the three months ended April 30, 2011, compared to the three months ended April 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $819,723 as of April 30, 2011, consisting of current assets of $179,723, including cash of $3,298, accounts receivable of $7,571, prepaid expenses of $164,574 and other current assets of $4,280, and long-term assets consisting of the license agreement of $640,000, compared to total assets of $861,185 on January 31, 2011.

We had total liabilities consisting solely of current liabilities of $109,686 as of April 30, 2011 and $71,996 as of January 31, 2011.  Current liabilities included $47,936 of advances from shareholder in connection with amounts advanced to us by Mr. Shane Whittle, a former director, $53,174 of accounts payable and $8,576 related to an installment agreement on the Company’s D&O insurance policy.

We had working capital of $70,037 and a total accumulated deficit of $755,877 as of April 30, 2011.

We had net cash flows used in operating activities of $79,169 for the three months ended April 30, 2011, which was mainly due to $181,051 of net loss offset by a $29,113 increase in accounts payable.

On May 5, 2011, the Company and Straight Path agreed to allow Straight Path to make an investment of  $2,380,000, the remaining amount available under the Share Issuance Agreement, in consideration for 5,950,000 shares of restricted common stock of the Company.  The Company received the $2,380,000 in funding on May 19, 2011.

The Company anticipates using the funds received from Straight Path to meet its capital needs for the remainder of fiscal 2012, provided that we have no commitment from our officers and directors or any of our shareholders to supplement our revenues, if any, and to support our cost of operations or provide us with any additional financing in the future.  If we are unable to generate sufficient revenues to support our expenses and operations, raise additional capital from conventional sources and/or additional sales of stock, we may be forced to curtail or cease our operations.  Even if we are able to continue our operations, the failure to obtain financing could have a substantially adverse effect on our business and financial results.

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

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

For the three month period ended April 30, 2011, there were no accounting standards or interpretations issued that are expected to have a material impact on our financial position, operations or cash flows.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file with the SEC under the Securities Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow for timely decisions regarding required disclosure. As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)  as of the end of the period covered by this report.  Based on the foregoing, our principal executive and principal financial officer concluded that our disclosure controls and procedures are not effective to ensure the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed and reported within the time periods specified in the SEC’s rules and forms.

Additionally, the management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act.
Management used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting as of the end of our last fiscal year, January 31, 2011.  Based on this assessment management concluded that our internal control over financial reporting were not effective as of January 31, 2011.

A material weakness is a deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.  In connection with the assessment described above, management identified the following control deficiencies that represented material weaknesses at January 31, 2011:

(1)	lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors capable to oversee the audit function;

(2)	inadequate segregation of duties due to limited number of personnel, which makes the reporting process susceptible to management override;

(3)	insufficient written policies and procedures for accounting and financial reporting with respect to SEC disclosure requirements and the requirements and application of GAAP; and

(4)	ineffective controls over period-end financial disclosure and reporting processes.

Management believes that the material weaknesses set forth in items (1) through (4) above did not have an effect on the Company’s financial reporting during the year ended January 31, 2011 or the three months ended April 30, 2011.

We are committed to improving our financial organization.  As part of this commitment, moving forward, we plan to hire additional outside accounting personnel and take action to consolidate check writing and financial controls.  Additionally, as soon as funds are available, we plan to make a determination as to whether it is in the Company’s best interest to (1) appoint one or more outside, independent directors to our board of directors who shall be appointed to an audit committee of the Company, resulting in a fully functioning audit committee whose members will undertake the oversight of the establishment and monitoring of required internal controls and procedures; (2) create a position to segregate duties consistent with control objectives and will increase our personnel resources; (3) hire independent third-parties to provide expert advice; and (4) prepare and implement sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of GAAP and SEC disclosure requirements.

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

Item 1A.  Risk Factors.

An investment in our common stock is highly speculative, and should only be made by persons who can afford to lose their entire investment in the Company.  You should carefully consider the following risk factors and other information in this annual report before deciding to become a holder of our common stock.  If any of the following risks actually occur, our business and financial results could be negatively affected to a significant extent.

We cannot make any assurance that material sales will develop.

We generated only limited sales as of January 31, 2011, and generated sales of $27,955 for the three months ended April 30, 2011; however, we had a net loss of $151,235 for the year ended January 31, 2011, and a net loss of $181,051 for the three months ended April 30, 2011.  We believe that we will have sufficient capital to continue our business operations for the next twelve (12) months with funds that we raised through the May 2011 Straight Path Investment (described above).  However, we have never generated net income through the sale of our products and can make no assurances that net income will develop in the future, if at all.  Moving forward, we hope to build awareness of our redesigned and updated website, www.jamminjavacoffee.com and in turn create demand for our products and sales, of which there can be no assurance.

Our auditors have expressed substantial doubt as to whether our Company can continue as a going concern.

We are in our developmental stage.  We have not generated sufficient revenues to support our operations to date and have incurred substantial losses.  The Company has an accumulated deficit of $755,877 and working capital of $70,037 at April 30, 2011.  In connection with our January 31, 2011 audit, our auditor has raised substantial doubt about the Company’s ability to continue as a going concern.

We may not be able to successfully manage our growth, which could lead to our inability to implement our business plan.

Our growth is expected to place a significant strain on our managerial, operational and financial resources, especially considering that we currently only have two executive officers -Anh Tran, CEO, President, Secretary and Treasurer, and Paola Dooly, Director of Sales.  Further, as we enter into additional contracts, we will be required to manage multiple relationships with various businesses and other third parties.  These requirements will be exacerbated in the event of our further growth.  There can be no assurance that our systems, procedures and/or controls will be adequate to support our operations or that our management will be able to achieve the rapid execution necessary to successfully implement our business plan.  If we are unable to manage our growth effectively, our business, results of operations and financial condition will be adversely affected, which could lead to us being forced to abandon or curtail our business plan and operations.

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

Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations.  In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock.  Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares of common stock.  In addition, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market.  These actions will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material.  Such issuances may also serve to enhance existing management’s ability to maintain control of the Company because the shares may be issued to parties or entities committed to supporting existing management.

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

We rely heavily on our Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer, Anh Tran, and our directors, Paola Dooly (also Director of Sales) and Rohan Marley, for our success. Their experience and input create the foundation for our business and are responsible for the directorship and control over our activities. Moving forward, should we lose the services of these individuals for any reason, we will incur costs associated with recruiting a replacement and delays in our operations.  If we are unable to replace such principal with another suitably trained individual or individuals, we may be forced to scale back or curtail our business plan and activities.  As a result of this, your investment in us could become devalued or worthless.  We currently have an aggregate of $1,000,000 in Directors and Officers’ liability insurance in place covering our officers and directors.

We will rely on our License Agreement with Marley Coffee, our Supply Agreement with Canterbury and the NCSV Agreement for our operations and revenues.

Effective March 31, 2010, we entered into the License Agreement with MCL, a private limited liability company of which Rohan Marley, one of our directors, has a 33% ownership interest and serves as a Manager, and one of our former Directors and former majority shareholders has a 29% ownership interest and serves as a Manager.  Fifty Six Hope Road Music Limited, a Bahamas international business company (“Fifty Six Hope Road”), owns and controls the intellectual property rights in and to the late reggae performer, Robert Nesta Marley p/k/a Bob Marley, including “Marley Coffee” (the “Trademark”).  Fifty Six Hope Road granted a non-exclusive, terminable oral license to MCL to utilize the Trademark and further granted the right for MCL to grant to the Company a non-exclusive, terminable sub-license to use the Trademark for the licensed products and distribution channels. “Licensed Distribution Channels” means hotels, restaurants, office coffee service industry, and large chain (big box) retail stores.

In April 2010, we entered into a Supply and Toll Agreement (the “Supply Agreement”) with Canterbury Coffee Corporation (“Canterbury”).  The Supply Agreement remains in effect until April 27, 2013, renewing automatically thereafter for additional one (1) year periods, subject to either party’s right to terminate with 60 days notice.  Pursuant to the Supply Agreement, we provide Canterbury with pre-made bags bearing our logo and the Trademarks licensed through the License Agreement.  Canterbury obtains the beans and other ingredients for, roasts, prepares and packages the coffee beans for our products and packages them in the bags which we provide to Canterbury.  Under the Supply Agreement, we are responsible for carrying out sales and marketing for our products, provided that Canterbury pays the actual shipping costs to our licensed distributors and customers and receives the gross proceeds from the sale of our products, and we receive the net difference between the total cost of production and shipping of our products and the amount that Canterbury receives from the sale of such products to our distributors and customers. On April 25, 2011, the Company entered into an Exclusive Sales and Marketing Agreement (the “NCSV Agreement”) with National Coffee Service & Vending (“NCSV”).  Pursuant to the NCSV Agreement, we agreed to appoint NCSV as our exclusive agent and distributor of “Jammin Java Coffee” brand roasted coffee (“Product”) within the United States of America in the office coffee, vending, office products, water, and other industries featuring a “break room,” and divisions and offshoots thereof.  Pursuant to the NCSV Agreement, any net profit generated by the NCSV Agreement will be allocated 60% to the Company and 40% to NCSV.

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

Shareholders who hold unregistered shares of our common stock are subject to resale restrictions pursuant to Rule 144, due to our status as a “Shell Company.”

Pursuant to Rule 144 of the Securities Act (“Rule 144”), a “shell company” is defined as a company that has no or nominal operations; and, either no or nominal assets; assets consisting solely of cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets.  As such, we are a “shell company” pursuant to Rule 144, and as such, sales of our securities pursuant to Rule 144 are not able to be made until 1) we have ceased to be a “shell company; 2) we are subject to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, and have filed all of our required periodic reports for a period of one year; and (3) a period of at least twelve months has elapsed from the date “Form 10 information” has been filed with the SEC reflecting the Company’s status as a non-”shell company.”  Because none of our securities can be sold pursuant to Rule 144, until at least a year after we cease to be a “shell company” (as described in greater detail above), any securities we issue to consultants, employees, in consideration for services rendered or for any other purpose will have no liquidity until and unless such securities are registered with the SEC (we have no immediate plans to do so) and/or until a year after we cease to be a “shell company” and have complied with the other requirements of Rule 144, as described above.  As a result, it may be harder for us to fund our operations and pay our consultants with our securities instead of cash.  Furthermore, it will be harder for us to raise funding through the sale of debt or equity securities unless we agree to register such securities with the Commission, which could cause us to expend additional resources in the future.  Our status as a “shell company” could prevent us from raising additional funds, engaging consultants using our securities to pay for any acquisitions (although none are currently planned), which could cause the value of our securities, if any, to decline in value or become worthless.   Furthermore, as we may not ever cease to be a “shell company,” investors who purchase our restricted securities and/or non-free trading shares of our securities may be forced to hold such securities indefinitely.

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

Our business is dependent on sales of coffee, and if demand for coffee decreases, our business would suffer.

All of our revenues are planned to be generated through the sale of coffee. Demand for coffee is affected by many factors, including:

•	Changes in consumer tastes and preferences;
•	Changes in consumer lifestyles;
•	National, regional and local economic and political conditions;
•	Perceptions or concerns about the environmental impact of our products;
•	Demographic trends; and
•	Perceived or actual health benefits or risks.

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

Our current sole officer and our directors do not hold voting control over the Company.  As a result, our shareholders who are not officers and directors of us may be able to obtain a sufficient number of votes to choose who serves on our board of directors and/or to remove our current directors from the board of directors.  Because of this, the current composition of our board of directors may change in the future, which could in turn have an effect on those individuals who currently serve in management positions with us.  If that were to happen, our new management could affect a change in our business focus and/or curtail or abandon our business operations, which in turn could cause the value of our securities, if any, to decline or become worthless.

We believe that our future success will depend in part on our ability to obtain and maintain protection of our intellectual property and brand names.

Our success will depend in part on our ability to maintain and enforce the Trademark we license through the License Agreement (described above) and additional trademarks and servicemarks (together with the Trademark, the “Marks”) registered by the Company.  In the future, competitors or other third parties could claim that the Marks infringe on their rights, which could force us to defend infringement actions or challenge the validity of the third parties’ trademarks in court.  Furthermore, we may have to take action, file lawsuits and expend significant resources in the future to protect the Marks and stop other parties from infringing on the use of such Marks and we cannot assure you that we will have sufficient resources to pursue such litigation or actions.  Any expenses we are forced to expend in defending our Marks or stopping third parties from infringing on such Marks will decrease the amount of working capital we have available for our business activities and could cause us to curtail or abandon our operations.

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

The British Columbia Securities Commission recently issued a cease trade order affecting the Company’s common stock in British Columbia.

We recently received notice that the British Columbia Securities Commission (“BCSC”) issued a Cease Trade Order (the “Order”) with respect to the Company’s securities under the British Columbia Securities Act.  We are currently taking steps to determine how best to remedy the issue.  Among other things, the Company may take steps in the future to make the necessary BCSC filings to cure the deficient reports.  The Order requires that all trading of the Company’s securities in British Columbia, Canada cease.   Due to the BCSC filing requirements, the Company may be forced to expend resources in order to make duplicate filings of the Company’s public filings with the BCSC, in addition to those previously filed with the SEC and to otherwise comply with filing requirements in British Columbia.

The fact that the BCSC issued the Order, and/or any resolution of the Order, may not only cause the Company to expend resources, but may also have a negative effect on the Company’s securities, which could result in a decline in the value of the securities or cause them to be valueless.  Furthermore, until the Order is lifted, trading of our securities in British Columbia will be prohibited, which could cause the Company’s common stock to have less liquidity and will mean that residents of British Columbia will be prohibited from buying and selling our securities.

We became aware that various unauthorized and unaffiliated internet stock promoters have been promoting short-term investments in the Company’s common stock in their “stock reports” and on their websites, which could affect the market for and/or the value of our common stock.

The Company recently learned that unauthorized and unaffiliated Internet-based stock promoters have been promoting short-term investments of the Company’s common stock in publications that they characterize as “stock reports” and on their websites.  Such websites often suggest that significant short-term profits can be made by purchasing the Company’s common stock.  Pursuant to disclosure language on such websites, the promoters have been paid by third parties unknown to, and not affiliated with, the Company or its officers and directors.  The Company neither condones nor takes responsibility for information published by non-affiliated third parties, information paid for by third parties, and takes no responsibility to update or correct such information.

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

The Company recommends that no investor purchase the Company’s common stock with the view toward selling the Company’s stock in the short-term or in an effort to make a short-term profit.  Rather, the Company recommends that investors purchase the Company’s securities with a view toward long-term investment, based on a review of the Company’s periodic (Form 10-Q and 10-K), current report (Form 8-K) and other information that the Company files with the SEC, including its description of business operations, financial statements, and results of operations as disclosed therein.

Notwithstanding the above, the fact that various unauthorized and unaffiliated internet stock promoters have been promoting short-term investments in the company’s common stock may create artificial demand for the Company’s common stock, artificially inflate the value of the Company’s common stock, may cause the Company’s common stock to decline in value in the future, may create increased volume or volatility and/or may be perceived by potential investors as a negative factor --  all of which could adversely affect the market for and/or the value of our stock.

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

If we are late in filing our quarterly or annual reports with the SEC, we may be de-listed from the OTCBB.

Financial Regulatory Authority (FINRA) Rule 6530(e) states that a FINRA member shall not be permitted to quote a security if, while quoted on the OTCBB, the issuer of the security has failed to file a complete required annual or quarterly report by the due date for such report (taking into account extensions permitted by SEC Rule 12b-25) three times in the prior two-year period.  Such issuer whose securities are prohibited from being quoted would not be re-eligible to be listed on the OTCBB for a period of one-year, during which time any subsequent late filing would reset the one-year period of de-listing.  As we were late in filing our Form 10-Q for the period ending April 30, 2010, if we are late in our filings two times prior to the due date of our April 30, 2012 Form 10-Q, or three times in any twenty-four (24) month period and are de-listed from the OTCBB, our securities may become worthless and we may be forced to curtail or abandon our business plan.

We incur significant costs as a result of operating as a fully reporting company.

We incur significant legal, accounting and other expenses in connection with our status as a fully reporting public company.  The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and new rules subsequently implemented by the SEC have imposed various new requirements on public companies, including requiring changes in corporate governance practices. As such, our management and other personnel will need to devote a substantial amount of time to these and other compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure of controls and procedures. In particular, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act.  Our testing has revealed deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expenses and expend significant management efforts. We currently do not have an internal audit group, and we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or as a result of the identification of deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

Investors may face significant restrictions on the resale of our common stock due to federal regulations of “penny stocks.”

We are subject to the requirements of Rule 15(g)9, promulgated under the Securities Exchange Act, as long as the price of our common stock is below $5.00 per share.  Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser’s consent prior to the transaction.  The Securities Enforcement Remedies and Penny Stock Reform Act of 1990, also requires additional disclosure in connection with any trades involving a stock defined as a penny stock.  Generally, the SEC defines a penny stock as any equity security not traded on an exchange or quoted on NASDAQ that has a market price of less than $5.00 per share.  The required penny stock disclosures include the delivery, prior to any transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it. Such requirements could severely limit the market liquidity of the securities and the ability of purchasers to sell their securities in the secondary market.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In November 2008, White Lion Capital, an entity controlled by Shane Whittle, our former CEO, subscribed for 114,000 restricted shares of the Company’s common stock in consideration for $47,500 ($0.4166 per share).  The shares were physically issued in May 2011. We claimed an exemption from registration afforded by Section 4(2) of the Securities Act since the foregoing issuance did not involve a public offering, the recipient took the shares for investment and not resale and we took appropriate measures to restrict transfer.  No underwriters or agents were involved in the foregoing issuance and we paid no underwriting discounts or commissions.

On March 31, 2010, we entered into a Trademark License Agreement (the “License Agreement”) pursuant to which Marley Coffee LLC (“MCL”) granted us a non-exclusive transferable sub-license for the worldwide rights to use “Marley Coffee”  (the “Trademark”) for our licensed products and distribution channels (i.e., hotels, restaurants, office coffee service industry (“OCS”), and large chain (big box) retail stores).   As part of the consideration for the license of the Trademark we agreed to issue to MCL ten million (10,000,000) shares of our common stock of the Company as follows:  One Million (1,000,000) shares upon the execution of the License Agreement (which shares were issued and delivered in December 2010) and One Million (1,000,000) shares on each anniversary of the execution of the License Agreement for the following nine years.  We claimed an exemption from registration afforded by Section 4(2) of the Securities Act since the foregoing issuance did not involve a public offering, the recipient took the shares for investment and not resale and we took appropriate measures to restrict transfer.  No underwriters or agents were involved in the foregoing issuance and we paid no underwriting discounts or commissions.

In November 2010, the Company sold an aggregate of 62,500 restricted shares of common stock to Wilson Capital, an offshore investor, in a private placement for an aggregate of $25,000 or $0.40 per share.  The Company claims an exemption from registration for the sale and issuance pursuant to Regulation S of the Securities Act, as Wilson Capital is a non-”U.S. Person” and the offer and sale complied with the requirements of Regulation S.  No underwriters or agents were involved in the foregoing issuance and we paid no underwriting discounts or commissions.

On December 22, 2010, we entered into a Share Issuance Agreement (the “Agreement”) with Straight Path Capital (“Straight Path”).  Pursuant to the Agreement, we had the right to request Straight Path to purchase up to $2,500,000 of the Company’s securities at a price per share of $0.40, until December 22, 2011.  Under the terms of the Agreement, we had the right, from time to time, to request a purchase from Straight Path of up to $40,000 per business day (each an “Investment” and such request, an “Investment Request”) for operating expenses, roll out of its business plan, working capital and other general corporate activities. On January 4, 2011, we received $40,000 in connection with an Investment by Straight Path, which was used for development and operating expenses, and in February and March 2011, we received two additional investments of $40,000.  We subsequently issued Straight Path 100,000 shares of common stock for each of the January 2011 investment (which has previously been reported), February 2011 investment and the March 2011 investment (300,000 shares in total).

In January 2011, the Company entered into an agreement with The Investor Relations Group Inc. (“IRG”).  Pursuant to the agreement, which was to remain in effect until January 18, 2012 (automatically renewable thereafter unless terminated by either party for additional 12 month periods), IRG agreed to provide us various investor relations services in consideration for $3,500 per month and 10,000 shares of the Company’s restricted common stock per month.  For the three months ended April 30, 2011 only 20,000 shares were issued to IRG.  Additionally, the Company agreed to issue IRG 300,000 shares of restricted common stock upon the parties’ entry into the agreement, which are subject to forfeiture by IRG, and vest to IRG at the rate of 1/12 of such shares per month during the initial twelve month term of the agreement.

Effective April 15, 2011, IRG and the Company entered into a revised agreement, which replaced and superseded the prior agreement, extended the initial term of the agreement to April 15, 2012 (automatically renewable thereafter unless terminated by either party for additional 12 month periods), added additional services to be provided by IRG, including the answering of shareholder calls, and increased the monthly fees due to IRG to $4,500 per month and 12,000 shares of the Company’s restricted common stock (both effective March 15, 2011).  The revised agreement also provided that the Company has the right after the first year of the agreement to pay IRG an additional cash fee of $2,000 per month in lieu of the monthly shares due to IRG, and that IRG has the right to require the Company to pay IRG such monthly shares in cash, in the event the volume weighted average trading price of the Company’s common stock on the first five days of any month falls below $0.50 per share.  The amended agreement did not affect the 300,000 shares issued to IRG which are still subject to forfeiture as described above and based on the first year term of the initial January 2011 agreement. The agreement allowed either party to terminate it at any time with written notice to the other party, provided that if terminated prior to end of the initial term, any unvested shares issued to IRG are to be returned to the Company and cancelled.

In a letter dated May 19, 2011, IRG exercised its right to terminate the Consulting Agreement.  On May 15, 2011, IRG reimbursed the Company for unused Maintenance and Expense Account fees of $2,868 and is in the process of determining when to proceed with the return of the 330,000 common stock shares to the Company.  We claimed an exemption from registration afforded by Section 4(2) of the Securities Act, since the foregoing issuance did not involve a public offering, the recipient took the shares for investment and not resale, and we took appropriate measures to restrict transfer.  No underwriters or agents were involved in the foregoing issuance and we paid no underwriting discounts or commissions.

On May 5, 2011, the Company and Straight Path agreed to allow Straight Path to make an Investment of the remaining amount available under the Agreement, $2,380,000, in consideration for 5,950,000 shares of restricted common stock of the Company.  We received the funds on May 19, 2011.  Due to the fact that the Company received the entire $2,500,000 available under the Agreement, Straight Path has an option to subscribe for an additional $500,000 worth of shares of our common stock at $0.40 per share.  The Company claimed an exemption from registration for the sale and issuance of such shares and the grant of the option pursuant to Regulation S of the Securities Act, as Straight Path is a non-”U.S. Person” and the offer and sale complied with the requirements of Regulation S.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information

None.

Item 6.  Exhibits.

Exhibit Number	Description

Exhibit 3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2, filed with the SEC on August 3, 2005).

Exhibit 3.2	Certificate of Change Pursuant to NRS 78.209 (incorporated by reference from our Form 8-K/A, filed with the SEC on October 24, 2007).

Exhibit 3.3	Articles of Merger (incorporated by reference from our Form 8-K, filed with the SEC on March 12, 2008).

Exhibit 3.4	Articles of Merger (incorporated by reference from our Form 8-K, filed with the SEC on September 17, 2009).

Exhibit 3.4	Certificate of Change Pursuant to NRS 78.209 (incorporated by reference from our Form 8-K, filed with the SEC on March 1, 2010).

Exhibit 3.5	Bylaws (incorporated by reference from our Registration Statement on Form SB-2, filed with the SEC on August 3, 2005).

Exhibit 10.1	Trademark License Agreement with Marley Coffee, LLC (incorporated by reference from our Annual Report on Form 10-K, filed with the SEC on May 17, 2011).

Exhibit 10.2+	Supply and Toll Agreement with Canterbury Coffee Corporation (incorporated by reference from our Annual Report on Form 10-K, filed with the SEC on May 17, 2011).

Exhibit 10.3	Exclusive Sales and Marketing Agreement with National Coffee Service & Vending (incorporated by reference from our Annual Report on Form 10-K, filed with the SEC on May 17, 2011).

Exhibit 10.4	Financing Agreement With Straight Path Capital (incorporated by reference from our Form 8-K, filed with the SEC on January 5, 2011).

Exhibit 10.5+	First Amendment to Supply and Toll Agreement with Canterbury Coffee Corporation (incorporated by reference from our Annual Report on Form 10-K, filed with the SEC on May 17, 2011).

Exhibit 14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-K, filed with the SEC on May 17, 2011).

Exhibit 31.1*	Certificate of the Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1*	Certificate of the Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_______________
*   Filed herewith

+ Certain portions of this document as incorporated herewith (which portions have been replaced by “X’s”) have been omitted in connection with a request for Confidential Treatment as submitted to the Commission.   This entire exhibit including the omitted confidential information has been filed separately with the Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JAMMIN JAVA CORP.

Dated: June 20, 2011	By: /s/ Anh Tran
Anh Tran
Chief Executive Officer (Principal Executive Officer)
and Principal Financial Officer (Principal Accounting Officer), Secretary and Director