Form 10-Q/A
period 2011-04-30
JAMMIN JAVA CORP.
filed 2011-06-24
CIK 1334586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

Explanatory Note

The purpose of the Amendment No. 1 on Form 10–Q/A to Jammin Java Corp.’s quarterly report of Form 10–Q for the quarterly period ended April 30, 2011, filed with the U.S. Securities and Exchange Commission on June 20, 2011 (the “Form 10–Q”), is solely to update (i) the weighted average common shares outstanding in the Statements of Operations for the three months ended April 30, 2011 and 2010 and the period from September 27, 2004 (Inception) through April 30, 2011 (unaudited), presented on page F-2 of the Form 10-Q, (ii) the Statements of Cash Flows for the three months ended April 30, 2011 and 2010 and from inception (September 27, 2004) through April 30, 2011 (unaudited), presented on page F-3 of the Form 10-Q, and (iii) the discussion of net cash flows used in operating activities in the Liquidity and Capital Resources Section under Item 2 of the Form 10-Q.

No other changes have been made to the Form 10–Q.  This Amendment No. 1 speaks as of the original filing date of the Form 10–Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10–Q.

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

JAMMIN JAVA CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Three Months Ended April 30, 2011 and 2010
And Period from September 27, 2004 (Inception) Through April 30, 2011
(Unaudited)

			Inception
	Three Months Ended		through
	April 30,		April 30,
	2011	2010	2011

Revenue	$27,955	$-	$28,992

Cost of sales:
Cost of sales products	23,184	-	24,875
Total cost of sales	23,184	-	24,875

Net revenue	$4,771	$-	$4,117

Operating Expenses:
General and administrative	185,788	24,450	673,747
Farming cost	-	-	5,167
Impairment of property and equipment	-	-	81,046
Total operating expenses	(185,788)	(24,450)	(759,960)

Other income (expense):
Interest (expense)	(34)	-	(34)
Total other income (expense)	(34)	-	(34)

Net Loss	$(181,051)	$(24,450)	$(755,877)

Net loss per share:
Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	69,650,956	98,910,594

See accompany notes to financial statements

JAMMIN JAVA CORP.
(A DEVELOPMENT STAGE COMPANY
STATEMENTS OF CASH FLOWS
Three Months Ended April 30, 2011 and 2010
And Period from September 27, 2004 (Inception) Through April 30, 2011
(Unaudited)

			Inception
	Three Months Ended		through
	April 30,		April 30,
	2011	2010	2011
Cash Flows From Operating Activities:
Net loss	$(181,051)	$(24,450)	$(755,877)
Adjustments to reconcile net loss to net
cash used in operating activities:
Common stock issued for services	21,900	-	28,400
Imputed interest on shareholder advance	-	-	1,004
Depreciation	555	185	4,386
Amortization of common stock issued for services	56,875	-	56,875
Impairment of property and equipment	-	-	81,046
Changes in:
Accounts receivable	(7,245)	-	(7,245)
Prepaid expenses	2,453	-	151,436
Other current assets	2,427	-	2,427
Accounts payable	29,114	6,737	53,173
Net cash used in operating activities	(74,972)	(17,528)	(384,375)

Cash Flows Used in Investing Activities:
Purchases of property and equipment	-	-	(85,431)
Net cash used in investing activities	-	-	(85,431)

Cash Flows From Financing Activities:
Advances from related parties	-	1,872	47,936
Proceeds from sale of common shares	80,000	50,000	601,510
Payments on insurance financing	(4,197)	-	(4,197)
Net cash provided by financing activities	75,803	51,872	645,249

Net increase in cash	831	34,344	175,443
Cash at beginning of period	2,467	27,513	-
Cash at end of period	$3,298	$61,857	$175,443

Supplemental Cash Flow Information:
Cash paid for interest	$34	$-	$34
Cash paid for income taxes	$-	$-	$-

Non-Cash Transactions:
Common shares issued for license acquisition	$640,000	$-	$640,000
Financed insurance policy	$12,500	$-	$12,500

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

We had net cash flows used in operating activities of $74,972 for the three months ended April 30, 2011, which was mainly due to $181,051 of net loss offset by a $29,114 increase in accounts payable and $56,875, which represents the amortization of common stock issued for services for the three months ended April 30, 2011 related to 300,000 shares issued to IRG in the previous quarter in prepayment of their services.

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

JAMMIN JAVA CORP.

Dated: June 23, 2011	By: /s/ Anh Tran
Anh Tran
Chief Executive Officer (Principal Executive Officer)
and Principal Financial Officer (Principal Accounting Officer), Secretary and Director