Form 10-Q
period 2011-07-31
JAMMIN JAVA CORP.
filed 2011-09-19
CIK 1334586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   ____ to ____

Commission file number: 000-52161

Jammin Java Corp.
(Exact name of registrant as specified in its charter)

Nevada	26-4204714
(State or other jurisdiction of	(IRS Employer Identification No.)
Incorporation or organization)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒    No ☐

At September 15, 2011, there were 76,744,150 shares of the issuer’s common stock outstanding.

Jammin Java Corp.

For the Three Months Ended July 31, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Jammin Java Corp

We have reviewed the accompanying balance sheet of Jammin Java Corp (the “Company”) as of July 31, 2011, and the related statements of operations for the three and six months then ended and the statement of cash flows for the six-month period ended July 31, 2011.  These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

/S/ Squar, Milner, Peterson, Miranda & Williamson, LLP

Newport Beach, California
September 19, 2011

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

JAMMIN JAVA CORP.
BALANCE SHEETS

	July 31,
	2011	January 31,
	(unaudited)	2011
Assets

Current Assets:
Cash	$1,836,007	$2,467
Accounts receivable	4,610	326
Prepaid expenses	162,164	211,130
Other current assets	-	6,707
Total Current Assets	2,002,781	220,630

Property and equipment, net	4,722	555
License agreement	640,000	640,000
Total Assets	$2,647,503	$861,185

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities:
Accounts payable	$37,743	$24,060
Advances from related parties	-	47,936
Notes payable - other	3,882	-
Total Current Liabilities	41,625	71,996

Total Liabilities	41,625	71,996

Stockholders' Equity:
Common stock, $.001 par value, 5,112,861,525 shares authorized; 76,744,150 and 69,297,650 shares issued and outstanding, as of April 30, 2011 and January 31, 2010 respectively	76,745	69,298
Common stock to be issued, $.001 par value, 8,000,000 and 9,276,500 shares to be issued at April 30, 2011 and July 31, 2011, respectively	8,000	9,277
Additional paid-in-capital	3,761,170	1,285,440
Accumulated deficit	(1,240,037)	(574,826)
Total Stockholders' Equity	2,605,878	789,189

Total Liabilities and Stockholders' Equity	$2,647,503	$861,185

See accompanying notes to financial statements

JAMMIN JAVA CORP.
STATEMENTS OF OPERATIONS
Three and Six Months Ended July 31, 2011 and 2010
 (Unaudited)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2011	2010	2011	2010

Revenue	$43,742	$-	$71,697	$-

Cost of sales:
Cost of sales products	46,291	-	69,475	-
Total cost of sales	46,291	-	69,475	-

Gross profit (loss)	$(2,549)	$-	$2,222	$-

Operating Expenses:
General and administrative	482,512	33,964	668,300	58,414
Farming cost	-	-	-	-
Impairment of property and equipment	-	-	-	-
Total operating expenses	(482,512)	(33,964)	(668,300)	(58,414)

Other income (expense):
Interest income	970	-	970	-
Interest (expense)	(69)	-	(103)	-
Total other income (expense)	901	-	867	-

Net Loss	$(484,160)	$(33,964)	$(665,211)	$(58,414)

Net loss per share:
Basic and diluted loss per share	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average common shares outstanding - basic and diluted	74,275,802	98,910,594	72,003,658	98,910,594

See accompanying notes to financial statements

JAMMIN JAVA CORP.
STATEMENTS OF CASH FLOWS
Six Months Ended July 31, 2011 and 2010
 (Unaudited)

	Six Months Ended
	July 31,
	2011	2010
Cash Flows From Operating Activities:
Net loss	$(665,211)	$(58,414)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	21,900	-
Depreciation	833	370
Amortization expense	56,875
Changes in:
Accounts receivable	(4,284)
Prepaid expenses and other current assets	11,298	-
Accounts payable	13,683	16,298
Net cash used in operating activities	(564,906)	(41,746)

Cash Flows Used in Investing Activities:
Purchases of property and equipment	(5,000)	-
Net cash used in investing activities	(5,000)	-

Cash Flows From Financing Activities:
Advances from (repayments to) related parties	(47,936)	1,872
Proceeds from sale of common shares	2,460,000	50,000
Financing on short term debt	(8,618)	-
Net cash provided by financing activities	2,403,446	51,872

Net increase in cash	1,833,540	10,126
Cash at beginning of period	2,467	27,513
Cash at end of period	$1,836,007	$37,639

Supplemental Cash Flow Information:
Cash paid for interest	$103	$-
Cash paid for income taxes	$-	$-

Non-Cash Transactions:
Common shares issued for license acquisition	$-	$640,000
Financed insurance policy	$12,500	$-

See accompanying notes to financial statements

JAMMIN JAVA CORP.
NOTES TO FINANCIAL STATEMENTS
July 31, 2011
(Unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited interim financial statements of Jammin Java Corp. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report filed with the SEC on Form 10-K.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year as reported in Form 10-K have been omitted. The accompanying balance sheet at July 31, 2011 has been derived from the audited balance sheet at January 31, 2011 contained in such Form 10-K.

As used in this Quarterly Report, the terms “we,” “us,” “our,” and “Company” mean Jammin Java Corp., unless otherwise indicated.  All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

Note 2.  Business Overview and Summary of Accounting Policies

History of the Company.  The Company was incorporated in Nevada on September 27, 2004 under its former name “Global Electronic Recovery Corp.”  On October 23, 2007, our Board of Directors (the “Board”) approved a 22,723,829 for one (1) forward stock split of our authorized, issued and outstanding shares of common stock (the “2007 Forward Split”) and amended our Articles of Incorporation by the filing of a Certificate of Change with the Secretary of State of Nevada on September 11, 2007.  As a result of the 2007 Forward Split, our authorized capital increased from 75,000,000 to 1,704,287,175 shares of common stock with a par value of $0.001 each.

On February 5, 2008, we incorporated a subsidiary named Marley Coffee Inc.  On February 25, 2008, we changed our name from “Global Electronic Recovery Corp.” to “Marley Coffee Inc.” when we merged our subsidiary, Marley Coffee Inc., into our Company.  Effective July 13, 2009, we merged our then newly-formed subsidiary, Jammin Java Corp., into our Company and changed our name from “Marley Coffee Inc.” to “Jammin Java Corp.”  Our common stock has, since September 17, 2009, been quoted on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “JAMN.”

On January 10, 2010, the Board approved a three (3) for one (1) forward stock split of our authorized, issued and outstanding shares of common stock (the “2010 Forward Split” and, collectively with the 2007 Forward Split, the “Stock Splits”).  We amended our Articles of Incorporation by the filing of a Certificate of Change with the Nevada Secretary of State, effective on February 2, 2010.  As a result, our authorized capital increased from 1,704,287,175 to 5,112,861,525 shares of common stock with a par value of $0.001 each.

Unless otherwise stated, the shares of common stock disclosed throughout this report have been retroactively reflected for the Stock Splits.

We operate as a United States (U.S.) based company providing premium roasted coffee on a wholesale level to the grocery, retail, online, service, hospitality, office coffee service and big box store industry.  Through the use of distributor partnerships, we sell our gourmet coffee lines to gourmet, natural and independent grocery markets in the U.S., Canada and Caribbean.

Reclassifications.  Certain prior year amounts have been reclassified to conform with the current year presentation for comparative purposes.

Use of Estimates in Financial Statement Preparation.  The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as certain financial statement disclosures.  While management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from these estimates.

Development Stage.  As of the second quarter of fiscal year 2011, the Company is no longer deemed a development stage enterprise because the Company is generating revenue from its planned principal operations and has obtained capital to conduct such operations for the next 12 months. Accordingly, the Company no longer presents its results of operations and cash flows from inception.

Fair Value of Financial Instruments.  The carrying amount of the Company’s cash, accounts receivables, accounts payables, and accrued expenses approximates their estimated fair values due to the short-term maturities of those financial instruments.

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

Cash and Cash Equivalents.  Jammin Java considers all highly liquid investments with original maturities of three months or less cash equivalents.  At July 31, 2011, the Company invested approximately $1.8 million in a money market account with an average market yield of 0.25%.  Interest income of $970 was recognized for the six months ended July 31, 2011 in the Statements of Operations.  As of July 31, 2011, the Company held no auction rate securities.

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

Allowance for Doubtful Accounts.  Jammin Java does not require collateral from its customers with respect to accounts receivable.  The Company determines any required allowance by considering a number of factors, including the length of time accounts receivable are past due.  Jammin Java provides reserves for accounts receivable when they become uncollectible and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.  The Company has determined that no allowance for doubtful accounts is required for the six months ended July 31, 2011.

Property and Equipment.  Equipment is stated at cost less accumulated depreciation and amortization.  Maintenance and repairs, as incurred, are charged to expense.  Renewals and betterments which extend the life or improve existing equipment are capitalized.  Upon disposition or retirement of equipment, the cost and related accumulated depreciation are removed and any resulting gain or loss is reflected in operations.  Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are three years.  Due to the Company’s lack of development on a farm and related assets that were assigned by the Company to Marley Coffee LLC (“MCL”) effective March 31, 2010 (see Note 4), management considered the farm and its related equipment to be impaired as of January 31, 2010 and an expense of $81,046 in 2010 was recognized for the period ended January 31, 2010.

Depreciation was $833 and $370 for the three months ending July 31, 2011 and 2010 respectively.

Impairment of Long-Lived Assets.  Long-lived assets consist of a license agreement that was recorded at the estimated cost to acquire the asset (See Note 4).  The license agreement is reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition.  In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their estimated fair values.  Management evaluated the carrying value of the license and determined that no impairment existed at July 31, 2011 or January 31, 2011.

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

Income Taxes.  The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification No 740, Income Taxes. Deferred tax assets or liabilities are recorded to reflect the future tax consequences of temporary differences between the financial reporting basis of assets and liabilities and their tax basis at each year-end. These amounts are adjusted, as appropriate, to reflect enacted changes in tax rates expected to be in effect when the temporary differences reverse.

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

Earnings or Loss Per Common Share.  Basic earnings per common share equals net earnings or loss divided by the weighted average of shares outstanding during the year.  Diluted earnings per share include the impact on dilution from all contingently issuable shares, including options, warrants and convertible securities.  The common stock equivalents from contingent shares are determined by the treasury stock method.  The Company incurred a net loss for the six months ended July 31, 2011 and 2010 respectively and therefore, basic and diluted earnings per share for those periods are the same as all potential common equivalent shares would be anti-dilutive.

Recently Issued Accounting Pronouncements.  There were various accounting standards and interpretations issued during 2011, none of which are expected to have a material impact on the Company’s financial position, results of operations or cash flows upon adoption.

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

The Company incurred a net loss of $665,211 for the six months ended July 31, 2011, and has an accumulated deficit of $1,240,037 at July 31, 2011.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  The operations of the Company have primarily been funded by the issuance of common stock.  Continued operations of the Company are dependent on the Company’s ability to complete equity financings or generate profitable operations in the future.  Management’s plan in this regard is to secure additional funds through future equity sales.  Such sales may not be available or may not be available on reasonable terms.  Management is trying to grow the existing business, but may need to raise additional capital through sales of common stock or convertible instruments as well as obtain financing from third parties.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.  If adequate working capital is not available, the Company may be required to curtail its operations.

Note 4.  Asset Purchase and Sale Agreement; Trademark License Agreement

On March 31, 2010, the Company entered into an asset purchase and sale agreement (the “Asset Purchase Agreement”) with MCL, a private limited liability company of which Rohan Marley, a Director of the Company, and his family have a combined controlling interest.  The Company also entered into a Trademark License Agreement (the “License Agreement”), effective on March 31, 2010.  Fifty Six Hope Road Music Limited, a Bahamas international business company (“Fifty Six Hope Road”), owns and controls the intellectual property rights in and to the late reggae performer, Robert Nesta Marley p/k/a Bob Marley, including “Marley Coffee” (the “Trademark”).  Fifty Six Hope Road granted a non-exclusive, terminable oral license to MCL to utilize the Trademark and further granted the right for MCL to grant to the Company a non-exclusive, terminable sub-license to use the Trademark.

In accordance with the License Agreement, MCL granted the Company a non-exclusive transferable sub-license for the worldwide rights to use the Trademark for the licensed products and distribution channels.  “Licensed Distribution Channels” means hotels, restaurants, office coffee-service industry (“OCS”), and large chain (“big box”) retail stores.  “Licensed products and services” means coffee in portion sizes of 5 pound bags, 2 pound bags 1 pound bags, and 2.5 ounce portion packs, related goods, and goods related to the Licensed Services.  “Licensed Services” means coffee roasting services, coffee production services and coffee sales, supply distribution and support services.

Consideration for the license of the Trademarks is as follows:

(1)	The Company entered into the Asset Purchase Agreement to sell all its interests in its Branding Development and Business Plan Development to MCL;

(2)
The Company assigned an agreement entered into with Rohan Marley, proprietor of land and improvements  to thereon located in Jamaica (the “Farm”) to lease the Farm commencing February 15, 2008 (the “Farm Lease Agreement”) to MCL and transferred to MCL all its interest in the Farm Lease Agreement and leasehold improvements on the Farm;

(3)	The Company agreed to issue to MCL ten million (10,000,000) shares of common stock of the Company as follows:

•	One Million (1,000,000) shares upon the execution of the License Agreement, which shares were issued and delivered in December 2010; and
•	One Million (1,000,000) shares on each anniversary of the execution of the License Agreement for the following nine years.

On June 15, 2010, the Company retained DS Enterprises, Inc., an independent business valuation service (“DS Enterprises”), to provide financial advisory assistance in the accounting for the acquisition of the Trademark license , in accordance with FASB ASC Topic 820guidelines, and to assist the Company in one or more of the following: (i) determining the Trademark value and (ii) determining the fair valuation of the consideration (common stock) provided for in the acquisition using income, market and cost-oriented methods according to FASB ASC Topic 820.  According to the valuation report dated June 19, 2010, the following factors were taken into consideration by DS Enterprises:

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

Management of the Company reviewed the valuation report and was satisfied that the report fairly values the transaction. Management evaluated the carrying value of the license and determined that no impairment existed at July 31, 2011 or January 31, 2011. See Note 9.

Note 5 – Related Party Transactions

On November 11, 2010, Alan Lewis was offered a voting seat on the Company’s board of directors and paid $2,000 per month as its Director of Corporate Development.  This relationship was terminated on February 11, 2011.  Mr. Lewis was paid a total of $5,000 under this arrangement with $1,000 in compensation being paid during the three months ended April 30, 2011 and $4,000 paid during the three months ended January 31, 2011.

In April 2011, the Company issued one million (1,000,000) common shares in connection with the terms of the License Agreement, discussed in Note 4 above, pursuant to which MCL, a private limited liability company of which Rohan Marley, a Director of the Company, and his family has a combined controlling interest, granted the Company a non-exclusive transferable sub-license for the worldwide rights to use the Trademark for the licensed products and distribution channels.

Shane Whittle, a former director of the Company, made payments from time to time on behalf of the Company or advanced funds to the Company for its operational needs.  The advance was paid in full in July 2011.

During the six months ended July 31, 2011, the Company paid $24,868 to Nicole Whittle, Shane Whittle’s sister, who serves as the Company’s Creative Director, for ongoing creative design costs services.

Effective May 1, 2011, the Company began to pay Anh Tran, the Company’s Chief Executive Officer, Secretary and a Director, $10,000 per month as compensation for his services.  Effective May 1, 2011, the Company began to pay Mr. Rohan Marley $10,000 per month for his services as Chairman of the Company’s board of directors.  Prior to such date, neither Mr. Tran or Mr. Marley received any salary or bonus for their services to the Company

Note 6 – Stockholder’s Equity

Holders of common stock are entitled to one vote for each share held. There are no restrictions that limit the Company's ability to pay dividends on its common stock. The Company has not declared any dividends since incorporation.

In April 2011, the Company issued one million (1,000,000) common shares in connection with the terms of the License Agreement, discussed in Note 4 above.

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

The Company is required to issue shares of its common stock to Straight Path at $0.40 per share in connection with such Investment Request, and Straight Path is required to enter into a Subscription Agreement evidencing such Investment.  Said shares shall not be registered with the Securities and Exchange Commission or any state securities agency and their transfer or further disposition shall be restricted.  In the event the Company has requested and received Investments from Straight Path for the entire $2,500,000 available under the Share Issuance Agreement, Straight Path has an option to subscribe for an additional 500,000 of shares of the Company’s common stock at $0.40 per share.

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

On May 5, 2011, pursuant to a share issuance request by the Company, Straight Path agreed to make an investment of $2,380,000, the remaining amount available under the Share Issuance Agreement referred to above in consideration for 5,950,000 shares of restricted common stock of the Company. The Company received the $2,380,000 on May 19, 2011 and the shares were issued on June 8, 2011. Because the Company is receiving the entire $2,500,000 of funding agreed to by Straight Path available under the Share Issuance Agreement, Straight Path has an option to subscribe for an additional $500,000 worth of shares of the Company’s common stock at $0.40 per share.

On May 9 and May 10, 2011, the Company issued 38,000 restricted shares and 76,000 restricted shares respectively, of its common stock to White Lion Capital, an entity controlled by Shane Whittle, the former CEO of the Company, pursuant to While Lion Capital’s November 2008 subscription in consideration of $47,500 ($0.4166 per share).

On January 19, 2011, the Company entered into a one year agreement (“Consulting Agreement”) with Investor Relations Group, Inc. (“IRG”), under which IRG would provide the Company with certain corporate communications services.  Under the terms of the Consulting Agreement, the Company issued IRG 310,000 common shares at $0.65 per share.  Pursuant to the terms of the Consulting Agreement, 300,000 shares represented the “Origination Shares” and were to be earned each full month during the term of the Consulting Agreement and, should the Consulting Agreement terminate prior to January 19, 2012, any unearned shares would be returned to the Company.  In addition, IRG earns 10,000 shares of common stock per month as part of the Consulting Agreement.  IRG received a total of 20,000 common shares for the six months ended July 31, 2011.

Effective April 15, 2011, IRG and the Company entered into a revised consulting agreement (the “New Consulting Agreement”), which replaced and superseded the Consulting Agreement, with a new term through April 15, 2012 (automatically renewable thereafter unless terminated by either party for additional 12 month periods).  The New Consulting Agreement offered additional services to be provided by IRG, including the answering of shareholder calls.  The monthly fees due to IRG were increased to $4,500 per month plus 12,000 shares of the Company’s restricted common stock (both effective as of March 15, 2011).  The New Consulting Agreement also provided that the Company has the right after the first year of the agreement to pay IRG an additional cash fee of $2,000 per month in lieu of the monthly shares due to IRG, and that IRG has the right to require the Company to pay IRG such monthly shares in cash, in the event the volume weighted average trading price of the Company’s common stock on the first five days of any month falls below $0.50 per share.  The New Consulting Agreement did not affect the 310,000 shares of common stock issued to IRG, which are still subject to forfeiture as described above and based on the first year term of the Consulting Agreement.  The New Consulting Agreement provided that it can be terminated by either party at any time with written notice to the other party, and if terminated prior to the end of the initial term, any unvested shares issued to IRG is to be returned to the Company and cancelled.

In a letter dated May 19, 2011, IRG exercised its right to terminate the New Consulting Agreement.  During six months ended April 30, 2011, the Company incurred $11,900 in Maintenance and Expense Account fees to IRG.  In connection with the termination of the New Consulting Agreement IRG has agreed, but to date has not returned, 330,000 of common shares issued to them by the Company in connection with the Consulting Agreement, 310,000 of which were issued January 19, 2011, and an additional 20,000 shares of which were issued in February and March of 2011.

On May 20, 2011, the British Columbia Securities Commission (“BCSC”) issued a Cease Trade Order (2011 BCSECOM 237) under Section 164(1) of the Securities Act, R.S.B.C. 1996, c. 418 (the “BC Securities Act”), pursuant to which the Executive Director of the BCSC ordered that trading in the Company’s securities cease until the Company files certain records required in accordance with the BC Securities Act and regulations (generally, copies of public filings submitted to the SEC), and the Executive Director files an order revoking the Cease Trade Order.

Note 7 – Income Taxes

Pursuant to the provisions of FASB ASC740 “Income Taxes,” deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards.  No net provision for income taxes has been made in the accompanying statement of operations because no recoverable taxes were paid previously.  Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not deemed likely to be realized.

The Company has not filed federal income tax returns but it is in the process of preparing the appropriate forms and submitting them to the U.S. Internal Revenue Service.

Note 8 - Agreements

In April 2010, the Company entered into a Supply and Toll Agreement (the “Supply Agreement”) with Canterbury Coffee Corporation (“Canterbury”).  The Supply Agreement remains in effect until April 27, 2013, renewing automatically thereafter for additional one (1) year periods, subject to either party’s right to terminate with sixty (60) days’ notice. Pursuant to the Supply Agreement, we provide Canterbury with pre-made bags bearing our logo and the Trademarks licensed through the License Agreement.  Canterbury obtains the beans and other ingredients, roasts and prepares the coffee beans and packages our products in the bags which we provide to Canterbury.  Under the Supply Agreement, we are responsible for carrying out sales and marketing for our products, provided that Canterbury pays the actual shipping costs to our licensed distributors and customers and receives the gross proceeds from the sale of our products, and we receive the net difference between the total cost of production and shipping of our products and the amount that Canterbury receives from the sale of such products to our distributors and customers.

On April 25, 2011, the Company entered into an Exclusive Sales and Marketing Agreement (the “NCSV Agreement”) with National Coffee Service & Vending (“NCSV”). Pursuant to the NCSV Agreement, we agreed to appoint NCSV as our exclusive agent and distributor of “Jammin Java Coffee” brand roasted coffee within the U.S. in the office coffee vending, office products, water, and other industries featuring a “break room,” and divisions and offshoots thereof.  Pursuant to the NCSV Agreement, any net profit generated by the NCSV Agreement will be allocated sixty percent (60%) to the Company and forty percent (40%) to NCSV.

Note 9 - Subsequent Events

Effective August 5, 2011, the Company and MCL agreed to amend (the “Amendment”) the initial Trademark License Agreement (the “Agreement”) by and between the Company and MCL.  In consideration for the amended terms, the Company agreed to assume $126,000 of obligations of MCL or its managing members by paying MCL or creditors identified by MCL or by MCL’s managing members $55,000, with the balance to be paid in equal monthly installments over a period of eighteen months.

The amendments instituted several important changes. The definition of “Licensed Distribution Channels” was expanded from “hotels, restaurants, office coffee services industry, and large (big box) retail stores” to include specialty grocery stores, food distributors and supply services, gas and other automotive/truck service stations, Internet-based wholesalers and retailers, and other business engaged in the sale of coffee products (whole or ground beans or beverages) and accessories (excluding “coffee houses”).

The definition of “Licensed Products,” which originally meant “coffee in portion sizes of 5 lb. bags, 1Kg bags and 2.5 oz. portion packs, related goods and goods related to the Licensed Services (i.e., coffee roasting services, coffee production services and coffee sale, supply distribution and support services) was also augmented and clarified to mean “coffee in all its forms and derivations, regardless of portion sizes, or packaging.”  This definition also now includes “the non-exclusive right to merchandise other items including, but not limited to, coffee cups, coffee mugs, coffee glasses, saucers, milk steamers, machines for brewing coffee, espresso, and/or cappuccino, grinders, water treatment products, tea products and chocolate products.”

The original Agreement granted the Company a non-exclusive worldwide license to use and reproduce MCL’s trademarks.  The Amendment provides that MCL grants the Company an exclusive right to distribute, through the Licensed Distribution Channels, the Licensed Products and Services within and to the U.S., Canada, Mexico and the Caribbean, as well as to U.S. and Canadian government and military facilities worldwide (the “Territory”). A non-exclusive right is granted to distribute tea products and instant coffee in the Territory.

Pursuant to the Amendment, MCL also grants the Company a revocable right (subject to MCL’s consent) to use the term “Marley Coffee,” and reasonably similar variations, as the Company’s “doing business as” name solely in connection with the Licensed Products and Services, for the Licensed Distribution Channels, in the Territory.  If MCL, or an affiliate thereof, opens up to three franchise establishments to retail the Licensed Products and Services, following the completion of such franchises the Company shall have a right of first refusal to develop new franchises in the U.S.  The Amendment added an arbitration clause to the Agreement for an efficient dispute resolution scheme.

The Board approved, on August 5, 2011, its “2011 Equity Compensation Plan,” which provides that the Board can grant incentive stock options and other forms of equity compensation to employees, directors and consultants.

On August 5, 2011, the Company formalized its employment arrangement with Anh Tran, its President, and the Board approved the contract which is effective as of August 1, 2011 with a term of three years until renewal.  Mr. Tran shall receive an annual salary of $120,000, less ordinary withholdings, with a ten percent (10%) annual incremental increase, subject to change from time to time as the Board or a compensation committee of the Board may determine and approve.  Mr. Tran may also receive a cash bonus following the end of each fiscal year upon the satisfaction, as determined by the Board at its sole discretion, of performance objectives as established by the Board on an annual basis.  Mr. Tran is also entitled to receive up to $10,000 per year for contribution, up to the maximum U.S. Federal amount, to his Individual Retirement Account. In addition to standard benefits, the Company agreed to pay Mr. Tran for the costs of maintaining a home office Costs (equipment, supplies, telecommunication costs) and for a mobile phone and plan.

On August 5, 2011, the Board approved an employment agreement with Brent Toevs, to serve as the Company’s Chief Executive Officer (“CEO”), with a term of three years until renewal. Mr. Toevs shall receive an annual salary of $155,000, less ordinary withholdings, with a ten percent (10%) annual incremental increase, subject to change from time to time as the Board or a compensation committee of the Board may determine and approve. Mr. Toevs may also receive a cash bonus following the end of each fiscal year upon the satisfaction, as determined by the Board at its sole discretion, of performance objectives as established by the Board on an annual basis. Mr. Toevs is also entitled to receive up to $10,000 per year for contribution, up to the maximum U.S. Federal amount, to his Individual Retirement Account. Further, In addition to standard benefits, the Company agreed to compensate Mr. Toevs for annual home office costs (equipment, supplies, telecommunication costs) in the amount of $3,600, fees for fiscal year-end tax preparation and personal financial planning/investment advice in the amount of $1,000, annual mobile phone and plan expenses in the amount of $2,400, and vehicle expenses (combined lease expense, gas and maintenance) in the annual amount of $24,000.

Also on August 5, 2011, the Board approved the grant of Incentive Stock Options (“Options”) to Anh Tran, the President of the Company, and Rohan Marley, the Chairman of the Board. Each received a grant of Options to purchase 2,000,000 shares of the Company’s common stock (the “Shares”) at an exercise price of $0.40 per Share, vesting annually in one-third tranches over a three-year period. The Board also approved the grant of Options to Mr. Brent Toevs, the Company’s CEO, to purchase 1,000,000 Shares at an exercise price of $0.40 per Share, vesting annually in one-third tranches over a three-year period.

Paola Dooly submitted her resignation, effective as of August 5, 2011, as a member of the Board, which the Board accepted. Ms. Dooly will continue to serve as the Company's Director of Sales, working closely with the Company’s current management to focus on increasing revenues.

On August 8, 2011, the Board elected Mr. Brent Toevs as a successor Director to Ms. Dooly, to serve until he resigns or is removed. Mr. Toevs is a coffee-industry veteran and will also serve as the Company’s new Chief Executive Officer (“CEO”), as discussed above.

The Company entered into a Consulting Agreement, signed on August 6, 2011 and effective as of August 1, 2011, with Shane Whittle, a former officer and director of the Company and a managing member of MCL. Mr. Whittle will offer services to the Company in the capacity of a Sales and Marketing/Product Development Strategist.  Mr. Whittle will be paid a consulting fee of $10,000 per month.

On August 5, 2011, the Board granted Mr. Whittle an irrevocable Option to purchase 2,000,000 Shares at an exercise price of $0.40 per Share, in accordance with the terms of the Consulting Agreement. Under the terms of the Option, the Option shall be exercisable and the Shares available for purchase in three tranches: (i) 666,666 Shares may be purchased on or after September 1, 2012 and until September 1, 2022, (ii) 666,666 Shares may be purchased on or after September 1, 2013 and until September 1, 2023, and (iii) 666,667 Shares may be purchased on or after September 1, 2014 and until September 1, 2024. The term of the Consulting Agreement is eighteen months commencing on August 1, 2011.

Management has evaluated events subsequent to July 31, 2011 through the date that the accompanying financial statements were filed with the SEC for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

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

REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO JULY 31, 2011.  AS USED HEREIN, THE “COMPANY,” “JAMMIN’ JAVA,” “WE,” “US,” “OUR” AND WORDS OF SIMILAR MEANING REFER TO JAMMIN’ JAVA CORP., UNLESS OTHERWISE STATED.

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

On October 23, 2007, our Board approved a 22.723829 for one (1) forward stock split of our authorized, issued and outstanding shares of common stock, which forward stock split was affected by the filing of a Certificate of Change with the Secretary of State of Nevada on September 11, 2007 (the “2007 Forward Split”).  We amended our Articles of Incorporation by the filing of a Certificate of Change with the Nevada Secretary of State, wherein we stated that our Company would issue 22.723829 shares for every one (1) share of common stock issued and outstanding immediately prior to the effective date of the forward stock split.  The change in our Articles of Incorporation was effected with the Nevada Secretary of State on September 11, 2007.  As a result, our authorized capital increased from 75,000,000 to 1,704,287,175 shares of common stock with a par value of $0.001 each.

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

 On January 10, 2010, our Board approved a three (3) for one (1) forward stock split of our authorized, issued and outstanding shares of common stock.  We amended our Articles of Incorporation by the filing of a Certificate of Change with the Nevada Secretary of State wherein we stated that our Company would issue three (3) shares for every one (1) share of common stock issued and outstanding immediately prior to the effective date of the forward stock split. The change in our Articles of Incorporation was effected with the Nevada Secretary of State on February 2, 2010. As a result, our authorized capital increased from 1,704,287,175 to 5,112,861,525 shares of common stock with a par value of $0.001 each (the “2010 Forward Split,” and collectively with the 2007 Forward Split, the “Stock Splits”).

Unless otherwise stated, the shares of common stock disclosed throughout this report have been retroactively reflected for the Stock Splits.

Current Business Operations:

In July 2009, we decided to pursue the business of providing premium roasted coffee on a wholesale level to the service, hospitality, office coffee service and “big box” store market.  We intend to develop a significant market share of the category and achieve a leadership position by capitalizing on the global recognition of the Marley name through a co-branding relationship with Marley Coffee, LLC (“MCL”).  MCL is a private limited liability company of which Rohan Marley, a Director of the Company, has a 33% ownership interest and serves as a Manager, and our former Director and former majority shareholder, Shane Whittle, has a 29% ownership interest in MCL and serves as a Manager.  This co-branding relationship is planned to coincide with our strategy to develop additional lines of consumer products.  In addition, we intend to be responsive to current consumer demand for sustainable coffee products by providing organically grown coffee, as well as “fair trade” or “equal exchange” coffee (coffee that is purchased directly from small farmers or farmer-cooperatives, generally included in the International Fair Trade Coffee Register).

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

On August 5, 2011, the Company and MCL entered into an Amendment (the “Amendment”) of the License Agreement.  In consideration for the amended terms, the Company agreed to assume $126,000 of obligations of MCL or its managing members by paying MCL or creditors identified by MCL or by MCL’s managing members $55,000, with the balance to be paid in equal monthly installments over a period of eighteen months.

The amendment instituted several important changes. The definition of “Licensed Distribution Channels” was expanded to include specialty grocery stores, food distributors and supply services, gas and other automotive/truck service stations, Internet-based wholesalers and retailers, and other business engaged in the sale of coffee products (whole or ground beans or beverages) and accessories (excluding “coffee houses”).

The definition of “Licensed Products,” was also augmented and clarified to mean “coffee in all its forms and derivations, regardless of portion sizes, or packaging.” This definition was expanded to include “the non-exclusive right to merchandise other items including, but not limited to, coffee cups, coffee mugs, coffee glasses, saucers, milk steamers, machines for brewing coffee, espresso, and/or cappuccino, grinders, water treatment products, tea products and chocolate products.”

The original Agreement granted the Company a non-exclusive worldwide license to use and reproduce MCL’s trademarks.  The Amendment provides that MCL grants the Company an exclusive right to distribute, through the Licensed Distribution Channels, the Licensed Products and Services within and to the U.S., Canada, Mexico and the Caribbean, as well as to U.S. and Canadian government and military facilities worldwide (the “Territory”).  A non-exclusive right is granted to distribute tea products and instant coffee in the Territory.

Pursuant to the Amendment, MCL grants the Company a revocable right (subject to MCL’s consent) to use the term “Marley Coffee,” and reasonably similar variations, as the Company’s “doing business as” name solely in connection with the Licensed Products and Services, for the Licensed Distribution Channels, in the Territory. If MCL, or an affiliate thereof, opens up to three franchise establishments to retail the Licensed Products and Services, following the completion of such franchises the Company shall have a right of first refusal to develop new franchises in the U.S. The Amendment added an arbitration clause to the Agreement for an efficient dispute resolution scheme. The Company plans to utilize its license with MCL to create products and distribute them, through our Supply Agreement with Canterbury and the NCSV Agreement, to the grocery, retail, online, service, hospitality, office coffee service and big box store industry market segments in the U.S., Canada and Caribbean.

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

Any net profit generated under the NCSV Agreement was agreed to be split sixty percent (60%) to the Company and forty percent (40%) to NCSV.

The NCSV Agreement can be terminated by either party during the first year of the agreement (subject to the terms of the NCSV Agreement) and thereafter continues in effect, automatically renewing if not terminated as provided in the NCSV Agreement at the end of each successive year, for additional two year periods on a rolling basis.  After the first year of the NCSV Agreement, the NCSV Agreement can only be terminated in the event of a breach of the NCSV Agreement (by the non-breaching party) or if the terminating party pays the non-terminating party a lump sum equal to the estimated net profit which would have been due to the non-terminating party if the NCSV Agreement had remained in effect for an additional twenty four (24) months from the termination date of the NCSV Agreement (based on the prior twelve (12) months net profit).

In April, 2010, we entered into a Supply and Toll Agreement (the “Supply Agreement”) with Canterbury Coffee Corporation (“Canterbury”), whereby Canterbury agreed to produce coffee products for the Company.  An amendment to the Supply Agreement was entered into as of May 12, 2011.  The Supply Agreement has a term from April 28, 2011 to April 27, 2013, automatically renewing thereafter unless terminated by either party on sixty (60) days written notice.  Pursuant to the Supply Agreement, we provide Canterbury with pre-made bags bearing our logo and the Trademarks licensed through the License Agreement.  Canterbury obtains the coffee beans and other ingredients, roasts, and prepares  the coffee beans and packages our products in the bags we provide.  Under the Supply Agreement, we are responsible for carrying out sales and marketing for our products, provided that Canterbury pays the actual shipping costs to our licensed distributors and customers and receives the gross proceeds from the sale of our products, and we receive the net difference between the total cost of production and shipping of our products and the amount that Canterbury receives from the sale of such products to our distributors and customers.  The prices set forth in the Supply Agreement are fixed until December 31, 2011, and are subject to change based on prevailing market prices, with thirty (30) days written notice. We bear ninety percent (90%) of the cost of bad debts or uncollectable accounts.  The Supply Agreement also provides for an annual sales volume rebate in the event we meet certain minimum volume requirements set forth therein.

Sales Initiatives

Sales to customers in the U.S. and Canada commenced in the fourth quarter of 2010.  The majority of our sales to date have been to Internet-based customers such as Amazon.com; Cooking.com, Coffeewiz.com, Shoffee.com and Coffeecow.com.  The Company has entered into informal sale arrangements, not documented by definitive agreements, with several coffee distributors and beverage services, including:  the Canadian unit of United National Foods, Inc., a large publicly-traded wholesale distributor to the natural, organic, and specialty industry in the United States and Canada; Gourmet Merchants International, a Northern California distributor to gourmet, natural and independent grocery markets; Spectrum Coffee and Water, Inc. of Jessup, Maryland; Springtime Coffee Company, which serves New Jersey, Delaware and Pennsylvania; Markcol Distribution Limited of Toronto, Canada; Blue Tiger Coffee Service, a Seattle, Washington-based coffee service company, Distillata, a Cleveland, Ohio-based water and coffee distributor; Good as Gold Coffee, a Worcester, Massachusetts distributor of coffee, water and other specialty items; and Vend X Distributing of Auburn, Washington.

The Company’s objective is to position Marley Coffee as the premiere brand across all coffee channels.  A major element of our strategy has been the Amendment of the license with MCL discussed above.  Prior to the Amendment, the Company had a non-exclusive license to distribute coffee through the office coffee service (“OCS”), hospitality, service and big box store industries.  Additionally, the Company also received a non-exclusive license to create cold, ready-to-make coffee drinks, teas and merchandise. The Amendment gives the Company an exclusive license in North American and the Caribbean for distribution of Marley Coffee branded coffee and the responsibility for developing the brand based on the vision and core values of Rohan Marley and the Marley Family movement.

The Company’s existing Jammin Java coffee line continues to grow and generate revenues.  Its main products are its bags of Organic Certified Whole Beans, coffee pods, tea pods and fractional packs.  The Amendment allows the Company to grow its existing line of business alongside the Marley Coffee brand and to add MCL’s current distribution business outlets, which includes grocery, retail, merchandise and on-line businesses, to the Company’s existing distribution channels.  The Company is also developing a new ground coffee product line that is expected to be launched in November 2011.

The Company has added all of MCL’s product lines (the 5 SKUs of Organic, Fair Trade, Kosher Certified 12oz Whole Bean bags) to its distribution business.  In the U.S., the Company is distributing to specialty retailers, such as Dean and Deluca, as well as various specialty grocers in Southern California through Gourmet Merchants International.  In Canada, the company has nationwide distribution through two main distributors, UNFI East and UNFI West.  Specialty retailers such as Nature’s Fare and Urban Fare carry our complete line of coffees, as do all of the London Drugs stores.  Distribution has been growing throughout Canada and the Company expects to distribute new product lines to all of its retailers.

The Company has been building its distribution throughout the Caribbean.  The Company recently announced its preferred OCS distribution deal with Coffee Works in Bermuda.  A key goal of the Company is to saturate the Caribbean market with distribution of its products.

The Company has strengthened its on-line presence through the consolidation of MCL’s and the Company's product lines.  Cooking.com and Amazon.com will be introducing the company’s new pods and fractional packs in October 2011.  Our products are also being sold by other major on-line coffee retailers such as coffeewiz.com, bettercoffee.com, tikihutcoffee.com and coffeecow.com.

In the commercial customer break room segment, First Choice Coffee Services has entered into a special promotional program with us and received product in all of their 25 locations.  Other break-room distributors and their primary markets include Evans Coffee (Greater New York), U.S. Coffee (Long Island), Javasmart (Delaware), Distillata (Ohio), Blue Tiger Coffee (Seattle and Los Angeles), Springtime Coffee (Philadelphia) and Coffee Perks (Florida). BC Coffee will serve as the Company’s re-distributor for the Florida market, and Vistar will provide the Company’s products to its New England and Ohio customers

The Company is exploring the development of other business channels, including lodging/hospitality and food service companies. The Company is developing products for the lodging/hospitality channel to facilitate the ability of travelers to imbibe our coffee products in their hotel rooms. The Company continues to expand in the single serve arena and has developed a regionalized food service program that its existing customers can offer to this channel.

Patents, Trademarks and Licenses

As discussed above, effective on March 31, 2010, the Company entered into the Asset Purchase Agreement and the License Agreement with MCL.  Fifty Six Hope Road owns and controls the intellectual property rights in and to the late reggae performer, Robert Nesta Marley p/k/a Bob Marley, including the Trademark.  Fifty Six Hope Road granted a non-exclusive, terminable oral license to MCL to utilize the Trademark and further granted the right for MCL to grant to the Company a non-exclusive, terminable sub-license to use the Trademark.  In accordance with the License Agreement, MCL granted to the Company a non-exclusive transferable sub-license for the worldwide rights to use the Trademark for the licensed products and distribution channels.
Consideration for the license of the Trademarks is as follows:

(1)	The Company entered into the Asset Purchase Agreement to sell all its interests in its Branding Development and Business Plan Development to MCL;

(2)
The Company assigned an agreement entered into with Rohan Marley, proprietor of land and improvements thereon located in Jamaica (“the Farm”) to lease the Farm commencing February 15, 2008 (the “Farm Lease Agreement”) to MCL and transferred to MCL all its interest in the Farm Lease Agreement and leasehold improvements on the Farm;

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

Management of the Company reviewed the valuation report and is satisfied that the report fairly values the transaction. Management evaluated the carrying value of the license and determined that no impairment existed at July 31, 2011 or January 31, 2011.

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

As discussed above, effective August 5, 2011, the Company and MCL entered into an Amendment of the License Agreement with MCL.  In consideration for the amended terms, the Company agreed to assume $126,000 of obligations of MCL or its managing members by paying MCL or creditors identified by MCL or by MCL’s managing members $55,000, with the balance to be paid in equal monthly installments over a period of eighteen months.  The Amendment provided for the following:

•
Expanded the definition of “Licensed Distribution Channels” to include specialty grocery stores, food distributors and supply services, gas and other automotive/truck service stations, Internet-based wholesalers and retailers, and other business engaged in the sale of coffee products (whole or ground beans or beverages) and accessories (excluding “coffee houses”).

•
Expanded the definition of “Licensed Products,” to include “the non-exclusive right to merchandise other items including, but not limited to, coffee cups, coffee mugs, coffee glasses, saucers, milk steamers, machines for brewing coffee, espresso, and/or cappuccino, grinders, water treatment products, tea products and chocolate products.”

•
Granted the Company the exclusive right to distribute, through the Licensed Distribution Channels, the Licensed Products and Services within and to the U.S., Canada, Mexico and the Caribbean, as well as to U.S. and Canadian government and military facilities worldwide (the “Territory”).

•	Granted the Company a non-exclusive right is granted to distribute tea products and instant coffee in the Territory.

•
Granted the Company a revocable right (subject to MCL’s consent) to use the term “Marley Coffee,” and reasonably similar variations, as the Company’s “doing business as” name solely in connection with the Licensed Products and Services, for the Licensed Distribution Channels, in the Territory.  If MCL, or an affiliate thereof, opens up to three franchise establishments to retail the Licensed Products and Services, following the completion of such franchises the Company shall have a right of first refusal to develop new franchises in the U.S. The Amendment added an arbitration clause to the Agreement for an efficient dispute resolution scheme.

PLAN OF OPERATIONS

The following discussion should be read in conjunction with our financial statements.  We have commenced production of various coffee products and undertook brand development activities.  We are also in the process of analyzing and updating our commercial website at jamminjavacorp.com — accordingly, the information thereon is not appropriate for incorporation herein by reference.  The Company has also initiated the process of filing for trademarks in the United States (Serial Number 85074386) and Canada (application number 1486735), for the terms “Jammin Java, Rise and Shine”, although such trademarks have not been awarded to date.  We began generating revenues in the quarter ending January 31, 2011.

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

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Comparison of the Three Months Ended July 31, 2011 and 2010

Sales Revenue.   We had sales revenue of $43,742 for the three months ended July 31, 2011, compared to no sales for the three months ended July 31, 2010.

Cost of Sales. We had cost of sales of $46,291 for the three months ended July 31, 2011, compared to no cost of sales for the three months ended July 31, 2010, due to the fact that we had no sales during that period.

Selling, General and Administrative Expense. We had general and administrative expenses of $482,512 for the three months ended July 31, 2011, compared to $33,964 for the three months ended July 31, 2010, an increase in expenses of $448,548 from the prior period.  The main reason for the increase in expenses was due to increased general and administrative expenses including legal fees, professional service fees, corporate reporting expenses and salaries which commenced in May 2011.

Interest Expense.   Interest expense was $69 for the three months ended July 31, 2011, compared to no interest expense for the three months ended July 31, 2010.

Interest Income.   Interest income was $970 for the three months ended July 31, 2011, compared to no interest income for the three months ended July 31, 2010.

Net Loss.   We had a net loss of $484,160 for the three months ended July 31, 2011, compared to $33,964 for the three months ended July 31, 2010. The main reason for the increase in net loss was due to increased general and administrative fees and cost of sales, offset by the increase in revenues for the three months ended July 31, 2011, compared to the three months ended July 31, 2010.

Comparison of the Six Months Ended July 31, 2011 and 2010

Sales Revenue.   We had sales revenue of $71,697 for the six months ended July 31, 2011, compared to no sales for the six months ended July 31, 2010.  We generated sales revenue of $42,665 from inception through July 31, 2011.

Cost of Sales. We had cost of sales of $69,475 for the six months ended July 31, 2011, compared to no cost of sales for the six months ended July 31, 2010, due to the fact that we had no sales during that period.  Cost of sales increased for the six months ended July 31, 2011, as a result of our increased sales.

Selling, General and Administrative Expense. We had general and administrative expenses of $668,300 for the six months ended July 31, 2011, compared to $58,414 for the six months ended July 31, 2010, an increase in expenses of $609,886 from the prior period.  The main reason for the increase in expenses was due to increased legal fees associated with increased general and administrative expenses including legal fees, professional service fees, corporate reporting expenses and salaries which commenced in May 2011.

Interest Expense.   Interest expense was $103 for the six months ended July 31, 2011, compared to no interest expense for the six months ended July 31, 2010.

Interest Income.   Interest income was $970 for the six months ended July 31, 2011, compared to no interest income for the six months ended July 31, 2010.

Net Loss.   We had a net loss of $665,211 for the six months ended July 31, 2011, compared to $58,414 for the six months ended July 31, 2010. The main reason for the increase in net loss was due to increased general and administrative fees and cost of sales, offset by the increase in revenues for the six months ended July 31, 2011, compared to the six months ended July 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $2,647,503 as of July 31, 2011, consisting of current assets of $2,002,781, including cash of $1,836,007, accounts receivable of $4,610 and prepaid expenses of $162,164, and long-term assets consisting of the license agreement of $640,000 and net property and equipment of $4,722, compared to total assets of $861,185 on January 31, 2011.

We had total liabilities consisting solely of current liabilities of $41,625 as of July 31, 2011 and $71,996 as of January 31, 2011.  Current liabilities included $37,743 of accounts payable and $3,882 related to an installment agreement on the Company’s D&O insurance policy.

We had working capital of $1,961,156 and a total accumulated deficit of $1,240,037 as of July 31, 2011.

We had net cash flows used in operating activities of $564,906 for the six months ended July 31, 2011, which was mainly due to $665,211 of net loss offset by $56,895 of amortization, $21,900 of common stock issued for services and an increase in prepaid expenses of $11,298.

On May 5, 2011, the Company and Straight Path agreed to allow Straight Path to make an investment of $2,380,000, the remaining amount available under the Share Issuance Agreement, in consideration for 5,950,000 shares of restricted common stock of the Company.  The Company received the $2,380,000 in funding on May 19, 2011 and the shares of common stock were issued in June, 2011.

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

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

For the six month period ended July 31, 2011, there were no accounting standards or interpretations issued that are expected to have a material impact on our financial position, operations or cash flows.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow for timely decisions regarding required disclosure. As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our Management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report.  Based on the foregoing, our principal executive and principal financial officer concluded that our disclosure controls and procedures are not effective to ensure the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed and reported within the time periods specified in the SEC’s rules and forms.

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

Management believes that the material weaknesses set forth in items (1) through (4) above did not have an effect on the Company’s financial reporting during the year ended January 31, 2011 or the six months ended July 31, 2011.

We are committed to improving our financial organization.  As part of this commitment, moving forward, we hired additional outside accounting personnel and took action to consolidate check writing and financial controls.  Additionally, as soon as funds are available, we plan to make a determination as to whether it is in the Company’s best interest to (1) appoint one or more outside, independent directors to our board of directors who shall be appointed to an audit committee of the Company, resulting in a fully functioning audit committee whose members will undertake the oversight of the establishment and monitoring of required internal controls and procedures; (2) create a position to segregate duties consistent with control objectives and will increase our personnel resources; (3) hire independent third-parties to provide expert advice; and (4) prepare and implement sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of GAAP and SEC disclosure requirements.

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

We generated only limited sales as of January 31, 2011, and generated sales of $71,697 for the six months ended July 31, 2011; however, we had a net loss of $151,235 for the year ended January 31, 2011, and a net loss of $665,211 for the six months ended July 31, 2011.  We believe that we will have sufficient capital to continue our business operations for the next twelve (12) months with funds that we raised through the May 2011 Straight Path Investment (described above).  However, we have never generated net income through the sale of our products and can make no assurances that net income will develop in the future, if at all.  Moving forward, we hope to build awareness of our redesigned and updated website, www.jamminjavacoffee.com and in turn create demand for our products and sales, of which there can be no assurance.

Our auditors have expressed substantial doubt as to whether our Company can continue as a going concern.

We have not generated sufficient revenues to support our operations to date and have incurred substantial losses.  The Company has an accumulated deficit of $1,240,037 and working capital of $1,961,156 at July 31, 2011.  In connection with our January 31, 2011 audit, our auditor has raised substantial doubt about the Company’s ability to continue as a going concern.

We may not be able to successfully manage our growth, which could lead to our inability to implement our business plan.

Our growth is expected to place a significant strain on our managerial, operational and financial resources, especially considering that we currently only have three executive officers –Brent Toevs, CEO and Anh Tran, President, Secretary and Treasurer, and Paola Dooly, Director of Sales.  Further, as we enter into additional contracts, we will be required to manage multiple relationships with various businesses and other third parties.  These requirements will be exacerbated in the event of our further growth.  There can be no assurance that our systems, procedures and/or controls will be adequate to support our operations or that our management will be able to achieve the rapid execution necessary to successfully implement our business plan.  If we are unable to manage our growth effectively, our business, results of operations and financial condition will be adversely affected, which could lead to us being forced to abandon or curtail our business plan and operations.

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

We rely heavily on our Chief Executive Officer, Brent Toevs, our President, Secretary and Treasurer, Anh Tran, and the Chairman of our Board of Directors, Rohan Marley, for our success. Their experience and input create the foundation for our business and are responsible for the directorship and control over our activities. Moving forward, should we lose the services of these individuals for any reason, we will incur costs associated with recruiting a replacement and delays in our operations.  If we are unable to replace such principal with another suitably trained individual or individuals, we may be forced to scale back or curtail our business plan and activities.  As a result of this, your investment in us could become devalued or worthless.  We currently have an aggregate of $1million in Directors and Officers’ liability insurance in place covering our officers and directors.

We will rely on our License Agreement with Marley Coffee, our Supply Agreement with Canterbury and the NCSV Agreement for our operations and revenues.

Effective March 31, 2010, we entered into the License Agreement with MCL, a private limited liability company of which Rohan Marley, one of our directors, has a thirty-three percent (33%) ownership interest and serves as a Manager, and one of our former Directors and former majority shareholders has a twenty-nine percent (29%) ownership interest and serves as a Manager.  Fifty Six Hope Road owns and controls the intellectual property rights in and to the late reggae performer, Robert Nesta Marley p/k/a Bob Marley, including  the Trademark.  Fifty Six Hope Road granted a non-exclusive, terminable oral license to MCL to utilize the Trademark and further granted the right for MCL to grant to the Company a non-exclusive, terminable sub-license to use the Trademark for the licensed products and distribution channels. “Licensed Distribution Channels” means hotels, restaurants, office coffee service industry, and large chain (“big box”) retail stores.

In April 2010, we entered into a Supply Agreement with Canterbury.  The Supply Agreement remains in effect until April 27, 2013, renewing automatically thereafter for additional one (1) year periods, subject to either party’s right to terminate with sixty (60) days’ notice.  Pursuant to the Supply Agreement, we provide Canterbury with pre-made bags bearing our logo and the Trademarks licensed through the License Agreement.  Canterbury obtains the beans and other ingredients for, roasts, prepares and packages the coffee beans for our products and packages them in the bags which we provide to Canterbury.  Under the Supply Agreement, we are responsible for carrying out sales and marketing for our products, provided that Canterbury pays the actual shipping costs to our licensed distributors and customers and receives the gross proceeds from the sale of our products, and we receive the net difference between the total cost of production and shipping of our products and the amount that Canterbury receives from the sale of such products to our distributors and customers. On April 25, 2011, the Company entered into the NCSV Agreement pursuant to which we agreed to appoint NCSV as our exclusive agent and distributor of “Jammin Java Coffee” brand roasted coffee within the United States of America in the office coffee, vending, office products, water, and other industries featuring a “break room,” and divisions and offshoots thereof.  Pursuant to the NCSV Agreement, any net profit generated by the NCSV Agreement will be allocated sixty percent (60%) to the Company and forty percent (40%) to NCSV.

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

Pursuant to Rule 144 of the Securities Act (“Rule 144”), a “shell company” is defined as a company that has no or nominal operations; and, either no or nominal assets; assets consisting solely of cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets. We are a “shell company” pursuant to Rule 144, and as such, sales of our securities pursuant to Rule 144 are not able to be made until 1) we have ceased to be a shell company; 2) we are subject to Section 13 or 15(d) of the Exchange Act, and have filed all of our required periodic reports for a period of one year; and (3) a period of at least twelve months has elapsed from the date “Form 10 information” has been filed with the SEC reflecting the Company’s status as a non-shell company. Because none of our securities can be sold pursuant to Rule 144, until at least a year after we cease to be a shell company (as described in greater detail above), any securities we issue to consultants, employees, in consideration for services rendered or for any other purpose will have no liquidity until and unless such securities are registered with the SEC (we have no immediate plans to do so) and/or until a year after we cease to be a shell company and have complied with the other requirements of Rule 144, as described above.  As a result, it may be harder for us to fund our operations and pay our consultants with our securities instead of cash.  Furthermore, it will be harder for us to raise funding through the sale of debt or equity securities unless we agree to register such securities with the Commission, which could cause us to expend additional resources in the future.  Our status as a shell company could prevent us from raising additional funds, engaging consultants using our securities to pay for any acquisitions (although none are currently planned), which could cause the value of our securities, if any, to decline in value or become worthless.   Furthermore, as we may indefinitely to be a shell company, investors who purchase our restricted securities and/or non-free trading shares of our securities may be forced to hold such securities indefinitely.

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

The Company recently learned that unauthorized and unaffiliated Internet-based stock promoters have been promoting short-term investments of the Company’s common stock in publications that they characterize as “stock reports” and on their websites.  Such websites often suggest that significant short-term profits can be made by purchasing the Company’s common stock.  Pursuant to disclosure language on such websites, the promoters have been paid by third parties unknown to, and not affiliated with, the Company or its officers and directors.  The SEC has been conducting a non-public and confidential inquiry in order to determine whether the Company and any party affiliated or unaffiliated with it has violated the federal securities laws by participating in an unlawful scheme to artificially inflate the Company’s stock price.  Neither the Company nor anyone affiliated with it has participated in any such scheme designed to unlawfully inflate the company’s stock price.  The Company neither condones nor takes responsibility for information published by non-affiliated third parties, information paid for by third parties, and takes no responsibility to update or correct such information. The Company expressly repudiates and strongly condemns such fraudulent conduct.

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

Notwithstanding the above, the fact that various unauthorized and unaffiliated internet stock promoters have been promoting short-term investments in the company’s common stock may create artificial demand for the Company’s common stock, artificially inflate the value of the Company’s common stock, may cause the Company’s common stock to decline in value in the future, may create increased volume or volatility and/or may be perceived by potential investors as a negative factor —  all of which could adversely affect the market for and/or the value of our stock.

There is currently a volatile, sporadic and illiquid market for our common stock on the Over-The-Counter Bulletin Board.

Our securities are currently quoted on the Over-The-Counter Bulletin Board (“OTCBB”) under the symbol “JAMN,” however, we currently have a volatile, sporadic and illiquid market for our common stock, which is subject to wide fluctuations in response to several factors, including, but not limited to:

•	actual or anticipated variations in our results of operations;

•	our ability or inability to generate new revenues;
•	increased competition; and
•	conditions and trends in the market for medical testing products.

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

Financial Regulatory Authority (FINRA) Rule 6530(e) states that a FINRA member shall not be permitted to quote a security if, while quoted on the OTCBB, the issuer of the security has failed to file a complete required annual or quarterly report by the due date for such report (taking into account extensions permitted by SEC Rule 12b-25) three times in the prior two-year period.  Such issuer whose securities are prohibited from being quoted would not be re-eligible to be listed on the OTCBB for a period of one-year, during which time any subsequent late filing would reset the one-year period of de-listing.  As we were late in filing our Form 10-Q for the period ending July 31, 2010, if we are late in our filings two times prior to the due date of our July 31, 2012 Form 10-Q, or three times in any twenty-four (24) month period and are de-listed from the OTCBB, our securities may become worthless and we may be forced to curtail or abandon our business plan.

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

We are subject to the requirements of Rule 15(g)9, promulgated under the Exchange Act, as long as the price of our common stock is below $5.00 per share.  Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser’s consent prior to the transaction.  The Securities Enforcement Remedies and Penny Stock Reform Act of 1990, also requires additional disclosure in connection with any trades involving a stock defined as a penny stock.  Generally, the SEC defines a penny stock as any equity security not traded on an exchange or quoted on NASDAQ that has a market price of less than $5.00 per share.  The required penny stock disclosures include the delivery, prior to any transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it. Such requirements could severely limit the market liquidity of the securities and the ability of purchasers to sell their securities in the secondary market.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In November 2008, White Lion Capital, an entity controlled by Shane Whittle, our former CEO, subscribed for 114,000 restricted shares of the Company’s common stock in consideration for $47,500 ($0.4166 per share).  The shares were issued in May 2011. We claimed an exemption from registration afforded by Section 4(2) of the Securities Act since the foregoing issuance did not involve a public offering, the recipient took the shares for investment and not resale and we took appropriate measures to restrict transfer.  No underwriters or agents were involved in the foregoing issuance and we paid no underwriting discounts or commissions.

On March 31, 2010, we entered into the License Agreement  pursuant to which MCL granted us a non-exclusive transferable sub-license for the worldwide rights to use “Marley Coffee”  (the “Trademark”) for our licensed products and distribution channels ( i.e. , hotels, restaurants, office coffee service industry (“OCS”), and large chain (“big box”) retail stores).   As part of the consideration for the license of the Trademark we agreed to issue to MCL ten million (10,000,000) shares of our common stock of the Company as follows:  One Million (1,000,000) shares upon the execution of the License Agreement (which shares were issued and delivered in December 2010) and One Million (1,000,000) shares on each anniversary of the execution of the License Agreement for the following nine years.  We claimed an exemption from registration afforded by Section 4(2) of the Securities Act since the foregoing issuance did not involve a public offering, the recipient took the shares for investment and not resale and we took appropriate measures to restrict transfer.  No underwriters or agents were involved in the foregoing issuance and we paid no underwriting discounts or commissions.

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

On December 22, 2010, we entered into a Share Issuance Agreement (the “Share Issuance”) with Straight Path.  Pursuant to the Share Issuance Agreement, we had the right to request Straight Path to purchase up to $2,500,000 of the Company’s securities at a price per share of $0.40, until December 22, 2011.  Under the terms of the Share Issuance Agreement, we had the right, from time to time, to request a purchase from Straight Path of up to $40,000 per business day (each an “Investment” and such request, an “Investment Request”) for operating expenses, roll out of its business plan, working capital and other general corporate activities. On January 4, 2011, we received $40,000 in connection with an Investment by Straight Path, which was used for development and operating expenses, and in February and March 2011, we received two additional investments of $40,000.  We subsequently issued Straight Path 100,000 shares of common stock for each of the January 2011 investment (which has previously been reported), February 2011 investment and the March 2011 investment (300,000 shares in total).

In January 2011, the Company entered into an agreement with IRG.  Pursuant to the agreement, which was to remain in effect until January 18, 2012 (automatically renewable thereafter unless terminated by either party for additional twelve (12) month periods), IRG agreed to provide us various investor relations services in consideration for $3,500 per month and 10,000 shares of the Company’s restricted common stock per month.  For the three months ended July 31, 2011 only 20,000 shares were issued to IRG.  Additionally, the Company agreed to issue IRG 300,000 shares of restricted common stock upon the parties’ entry into the agreement, which are subject to forfeiture by IRG, and vest to IRG at the rate of 1/12 of such shares per month during the initial twelve month term of the agreement.

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

On May 5, 2011, the Company and Straight Path agreed to allow Straight Path to make an Investment of the remaining amount available under the Agreement, $2,380,000, in consideration for 5,950,000 shares of restricted common stock of the Company.  We received the funds on May 19, 2011 and the shares were issued in May 2011. Due to the fact that the Company received the entire $2,500,000 available under the Agreement, Straight Path has an option to subscribe for an additional $500,000 worth of shares of our common stock at $0.40 per share.  The Company claimed an exemption from registration for the sale and issuance of such shares and the grant of the option pursuant to Regulation S of the Securities Act, as Straight Path is a non-”U.S. Person” and the offer and sale complied with the requirements of Regulation S.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information

None.

Item 6.  Exhibits.

Exhibit Number	Description

Exhibit 3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2, filed with the SEC on August 3, 2005).

Exhibit 3.2	Certificate of Change Pursuant to NRS 78.209 (incorporated by reference from our Form 8-K/A, filed with the SEC on October 24, 2007).

Exhibit 3.3	Articles of Merger (incorporated by reference from our Form 8-K, filed with the SEC on March 12, 2008).

Exhibit 3.4	Articles of Merger (incorporated by reference from our Form 8-K, filed with the SEC on September 17, 2009).

Exhibit 3.5	Certificate of Change Pursuant to NRS 78.209 (incorporated by reference from our Form 8-K, filed with the SEC on March 1, 2010).

Exhibit 3.6	Bylaws (incorporated by reference from our Registration Statement on Form SB-2, filed with the SEC on August 3, 2005).

Exhibit 10.1	Trademark License Agreement with Marley Coffee, LLC (incorporated by reference from our Annual Report on Form 10-K, filed with the SEC on May 17, 2011).

Exhibit 10.2	Supply and Toll Agreement with Canterbury Coffee Corporation (incorporated by reference from our Annual Report on Form 10-K, filed with the SEC on May 17, 2011).

Exhibit 10.3	Exclusive Sales and Marketing Agreement with National Coffee Service & Vending (incorporated by reference from our Annual Report on Form 10-K, filed with the SEC on May 17, 2011).

Exhibit 10.4	Financing Agreement With Straight Path Capital (incorporated by reference from our Form 8-K, filed with the SEC on January 5, 2011).

Exhibit 10.5	First Amendment to Supply and Toll Agreement with Canterbury Coffee Corporation (incorporated by reference from our Annual Report on Form 10-K, filed with the SEC on May 17, 2011).

Exhibit 10.6	Amendment to Trademark License Agreement with Marley Coffee, LLC (incorporated by reference from our Form 8-K, filed with the SEC on August 10, 2011).

Exhibit 10.7	Consulting Agreement with Shane Whittle (incorporated by reference from our Form 8-K, filed with the SEC on August 10, 2011).

Exhibit 10.8	Stock Option Grant to Shane Whittle (incorporated by reference from our Form 8-K/A, filed with the SEC on August 11, 2011).

Exhibit 10.9	Equity Compensation Plan (incorporated by reference from our Form 8-K, filed with the SEC on August 10, 2011).

Exhibit 10.10	Executive Employment Agreement with Anh Tran (incorporated by reference from our Form 8-K, filed with the SEC on August 10, 2011).

Exhibit 10.11	Executive Employment Agreement with Brent Toevs (incorporated by reference from our Form 8-K, filed with the SEC on August 10, 2011).

Exhibit 10.12	Stock Option Grant to Anh Tran (incorporated by reference from our Form 8-K, filed with the SEC on August 10, 2011).

Exhibit 10.13	Stock Option Grant to Rohan Marley (incorporated by reference from our Form 8-K, filed with the SEC on August 10, 2011).

Exhibit 10.14	Stock Option Grant to Brent Toevs (incorporated by reference from our Form 8-K, filed with the SEC on August 10, 2011).

Exhibit 14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-K, filed with the SEC on May 17, 2011).

Exhibit 31.1*	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2*	Certificate of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1*	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2*	Certificate of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*   Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JAMMIN JAVA CORP.

Dated: September 19, 2011	By: /s/ Brent Toevs
Brent Toevs
Chief Executive Officer
(Principal Executive Officer)

JAMMIN JAVA CORP.

Dated: September 19, 2011	By: /s/ Anh Tran
Anh Tran
President, Secretary and Treasurer
(Principal Accounting Officer)