Form 10-Q/A
period 2011-07-31
JAMMIN JAVA CORP.
filed 2011-09-29
CIK 1334586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Explanatory Note

This Amendment No. 1 on Form 10–Q/A to Jammin Java Corp.’s Quarterly Report on Form 10–Q for the quarterly period ended July 31, 2011, filed with the U.S. Securities and Exchange Commission on September 19, 2011 (the “Form 10–Q”), is submitted to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

In addition, corrections are made to the heading “Liabilities and Stockholders’ Equity” and certain dates in the description for common stock in the subheading “Stockholders’ Equity” on the Balance Sheet under the Form 10-Q’s “Item 1. Financial Statements.” Further, the exhibits to Part II, Item 6 of the Form 10-Q are hereby amended to include certifications of the Company’s Chief Executive Officer and President, Secretary and Treasurer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended.  These certifications are filed as Exhibits 31.1, 31.2, 32.1 and 32.2 to this Amendment.

This Amendment No. 1 on Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and except for the amendments noted above does not otherwise modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

/S/ Squar, Milner, Peterson, Miranda & Williamson, LLP

Newport Beach, California
September 19, 2011

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

JAMMIN JAVA CORP.
BALANCE SHEETS

	July 31,
	2011	January 31,
	(unaudited)	2011
Assets

Current Assets:
Cash	$1,836,007	$2,467
Accounts receivable	4,610	326
Prepaid expenses	162,164	211,130
Other current assets	-	6,707
Total Current Assets	2,002,781	220,630

Property and equipment, net	4,722	555
License agreement	640,000	640,000
Total Assets	$2,647,503	$861,185

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$37,743	$24,060
Advances from related parties	-	47,936
Notes payable - other	3,882	-
Total Current Liabilities	41,625	71,996

Total Liabilities	41,625	71,996

Stockholders' Equity:
Common stock, $.001 par value, 5,112,861,525 shares authorized; 76,744,150 and 69,297,650 shares issued and outstanding, as of July 31, 2011 and January 31, 2011, respectively	76,745	69,298
Common stock to be issued, $.001 par value, 8,000,000 and 9,276,500 shares to be issued at July 31, 2011 and January 31, 2011, respectively	8,000	9,277
Additional paid-in-capital	3,761,170	1,285,440
Accumulated deficit	(1,240,037)	(574,826)
Total Stockholders' Equity	2,605,878	789,189

Total Liabilities and Stockholders' Equity	$2,647,503	$861,185

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

REFERENCES IN THIS FORM 10-Q/A, UNLESS ANOTHER DATE IS STATED, ARE TO JULY 31, 2011.  AS USED HEREIN, THE “COMPANY,” “JAMMIN’ JAVA,” “WE,” “US,” “OUR” AND WORDS OF SIMILAR MEANING REFER TO JAMMIN’ JAVA CORP., UNLESS OTHERWISE STATED.

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

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information

None.

Item 6.  Exhibits.

Exhibit Number	Description

Exhibit 3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2, filed with the SEC on August 3, 2005).

Exhibit 3.2	Certificate of Change Pursuant to NRS 78.209 (incorporated by reference from our Form 8-K/A, filed with the SEC on October 24, 2007).

Exhibit 3.3	Articles of Merger (incorporated by reference from our Form 8-K, filed with the SEC on March 12, 2008).

Exhibit 3.4	Articles of Merger (incorporated by reference from our Form 8-K, filed with the SEC on September 17, 2009).

Exhibit 3.5	Certificate of Change Pursuant to NRS 78.209 (incorporated by reference from our Form 8-K, filed with the SEC on March 1, 2010).

Exhibit 3.6	Bylaws (incorporated by reference from our Registration Statement on Form SB-2, filed with the SEC on August 3, 2005).

Exhibit 10.1	Trademark License Agreement with Marley Coffee, LLC (incorporated by reference from our Annual Report on Form 10-K, filed with the SEC on May 17, 2011).

Exhibit 10.2	Supply and Toll Agreement with Canterbury Coffee Corporation (incorporated by reference from our Annual Report on Form 10-K, filed with the SEC on May 17, 2011).

Exhibit 10.3	Exclusive Sales and Marketing Agreement with National Coffee Service & Vending (incorporated by reference from our Annual Report on Form 10-K, filed with the SEC on May 17, 2011).

Exhibit 10.4	Financing Agreement With Straight Path Capital (incorporated by reference from our Form 8-K, filed with the SEC on January 5, 2011).

Exhibit 10.5	First Amendment to Supply and Toll Agreement with Canterbury Coffee Corporation (incorporated by reference from our Annual Report on Form 10-K, filed with the SEC on May 17, 2011).

Exhibit 10.6	Amendment to Trademark License Agreement with Marley Coffee, LLC (incorporated by reference from our Form 8-K, filed with the SEC on August 10, 2011).

Exhibit 10.7	Consulting Agreement with Shane Whittle (incorporated by reference from our Form 8-K, filed with the SEC on August 10, 2011).

Exhibit 10.8	Stock Option Grant to Shane Whittle (incorporated by reference from our Form 8-K/A, filed with the SEC on August 11, 2011).

Exhibit 10.9	Equity Compensation Plan (incorporated by reference from our Form 8-K, filed with the SEC on August 10, 2011).

Exhibit 10.10	Executive Employment Agreement with Anh Tran (incorporated by reference from our Form 8-K, filed with the SEC on August 10, 2011).

Exhibit 10.11	Executive Employment Agreement with Brent Toevs (incorporated by reference from our Form 8-K, filed with the SEC on August 10, 2011).

Exhibit 10.12	Stock Option Grant to Anh Tran (incorporated by reference from our Form 8-K, filed with the SEC on August 10, 2011).

Exhibit 10.13	Stock Option Grant to Rohan Marley (incorporated by reference from our Form 8-K, filed with the SEC on August 10, 2011).

Exhibit 10.14	Stock Option Grant to Brent Toevs (incorporated by reference from our Form 8-K, filed with the SEC on August 10, 2011).

Exhibit 14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-K, filed with the SEC on May 17, 2011).

Exhibit 31.1*	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2*	Certificate of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1*	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2*	Certificate of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*   Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JAMMIN JAVA CORP.

Dated: September 29, 2011	By: /s/ Brent Toevs
Brent Toevs
Chief Executive Officer
(Principal Executive Officer)

JAMMIN JAVA CORP.

Dated: September 29, 2011	By: /s/ Anh Tran
Anh Tran
President, Secretary and Treasurer
(Principal Accounting Officer)