Form 10-Q
period 2011-10-31
JAMMIN JAVA CORP.
filed 2011-12-14
CIK 1334586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011

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
Yes ☐   No ☐
At December 14, 2011, there were 76,744,150 shares of the issuer’s common stock outstanding.

Jammin Java Corp.

For the Three Months Ended October 31, 2011

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

JAMMIN JAVA CORP.
BALANCE SHEETS

	October 31,
	2011	January 31,
	(unaudited)	2011
Assets
Current Assets:
Cash and cash equivalents	$1,294,934	$2,467
Accounts receivable	30,531	326
Prepaid expenses	158,247	211,130
Other current assets	7,820	6,707
Total Current Assets	1,491,532	220,630

Property and equipment, net	8,405	555
License agreement	766,000	640,000
Total Assets	$2,265,937	$861,185

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$35,348	$24,060
Accrued expenses	10,084	0
Notes payable - related party	63,110	0
Advances from related parties	0	47,936
Notes payable - other	0	0
Total Current Liabilities	108,542	71,996

Total Liabilities	108,542	71,996

Stockholders' Equity (Deficit):
Common stock, $.001 par value, 5,112,861,525 shares authorized; 76,744,150 and 69,297,650 shares issued and outstanding, as of October 31, 2011 and January 31, 2011, respectively	76,745	69,298
Common stock to be issued, $.001 par value, 8,000,000 and 9,276,500 shares to be issued at October 31, 2011 and January 31, 2011, respectively	8,000	9,277
Additional paid-in-capital	4,207,323	1,285,440
Accumulated deficit	(2,134,673)	(574,826)
Total Stockholders' Equity (Deficit)	2,157,395	789,189

Total Liabilities and Stockholders' Equity (Deficit)	$2,265,937	$861,185

See accompanying notes to financial statements

JAMMIN JAVA CORP.
STATEMENTS OF OPERATIONS
Three and Nine Months Ended October 31, 2011 and 2010
 (Unaudited)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2011	2010	2011	2010

Revenue	$126,786	0	$198,483	0

Cost of sales:
Cost of sales products	96,231	0	165,706	0
Total cost of sales	96,231	0	165,706	0

Net revenue	30,555	0	32,777	0

Operating Expenses:
General and administrative	926,063	29,755	1,594,363	88,169
Total operating expenses	(926,063)	(29,755)	(1,594,363)	(88,169)

Other income (expense):
Interest income	940	0	1,910	0
Interest (expense)	(68)	0	(171)	0
Total other income (expense)	872	0	1,739	0

Net Loss	$(894,636)	$(29,755)	$(1,559,847)	$(88,169)

Net loss per share:
Basic and diluted loss per share	$(0.01)	$(0.00)	$(0.02)	$(0.00)

Weighted average common shares outstanding - basic and diluted	76,744,150	98,910,594	73,601,187	98,910,594

See accompanying notes to financial statements

JAMMIN JAVA CORP.
STATEMENTS OF CASH FLOWS
Nine Months Ended October 31, 2011 and 2010
 (Unaudited)

	Nine Months Ended
	October 31,
	2011	2010
Cash Flows From Operating Activities:
Net loss	$(1,559,847)	$(88,169)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	21,900	0
Imputed interest on shareholder advance	0	0
Stock based compensation	446,153	0
Depreciation	1,367	555
Amortization of common stock for services	56,875	0
Impairment of property and equipment	0	0
Changes in:
Accounts receivable	(30,205)	0
Prepaid expenses and other current assets	7,395	0
Accounts payable	11,288	8,229
Accrued expenses	10,084	0
Net cash used in operating activities	(1,034,990)	(79,385)

Cash Flows Used in Investing Activities:
Purchases of property and equipment	(9,217)	0
Net cash used in investing activities	(9,217)	0

Cash Flows From Financing Activities:
Advances from related parties	(47,936)	1,872
Notes payable -related party	(62,890)	0
Proceeds from sale of common shares	2,460,000	50,000
Financing on short term debt	(12,500)	0
Net cash provided by financing activities	2,336,674	51,872

Net increase in cash and cash equivalents	1,292,467	(27,513)
Cash and cash equivalents at beginning of period	2,467	27,513
Cash and cash equivalents at end of period	$1,294,934	$0

Supplemental Cash Flow Information:
Cash paid for interest	$103	$0
Cash paid for income taxes	$0	$0

Non-Cash Transactions:
Common shares issued for license acquisition	640,000	0
Financed insurance policy	$12,500	$0

See accompanying notes to financial statements

JAMMIN JAVA CORP.
NOTES TO FINANCIAL STATEMENTS
October 31, 2011
(Unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited interim financial statements of Jammin Java Corp. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year as reported in the Company’s Annual Report on Form 10-K have been omitted. The accompanying balance sheet at January 31, 2011 has been derived from the audited balance sheet at January 31, 2011 contained in such Form 10-K.

As used in this Quarterly Report, the terms “we,” “us,” “our,” and “Company” mean Jammin Java Corp., unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

Note 2.  Business Overview and Summary of Accounting Policies

History of the Company. The Company was incorporated in Nevada on September 27, 2004 under its former name “Global Electronic Recovery Corp.” On October 23, 2007, our Board of Directors (the “Board”) approved a 22.723829 for one (1) forward stock split of our authorized, issued and outstanding shares of common stock (the “2007 Forward Split”) and amended our Articles of Incorporation by the filing of a Certificate of Change with the Secretary of State of Nevada on September 11, 2007. As a result of the 2007 Forward Split, our authorized capital increased from 75,000,000 to 1,704,287,175 shares of common stock with a par value of $0.001 each.

On February 5, 2008, we incorporated a subsidiary named Marley Coffee Inc. On February 25, 2008, we changed our name from “Global Electronic Recovery Corp.” to “Marley Coffee Inc.” when we merged our subsidiary, Marley Coffee Inc., into our Company. Effective July 13, 2009, we formed and merged our then newly-formed subsidiary, Jammin Java Corp., into our Company and changed our name from “Marley Coffee Inc.” to “Jammin Java Corp.” Our common stock has, since September 17, 2009, been quoted on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “JAMN.”

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

Unless otherwise stated, the shares of common stock disclosed throughout this quarterly report have been retroactively reflected for the Stock Splits.

We operate as a United States (U.S.) based company providing premium roasted coffee on a wholesale level to the grocery, retail, online, service, hospitality, office coffee service and big box store industry. Through the use of distributor partnerships, we have the right to sell our gourmet coffee lines to gourmet, natural and independent grocery markets in the U.S., Canada, Mexico and the Caribbean.

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

Cash and Cash Equivalents. The Company considers all highly liquid investments with original maturities of three months or less cash equivalents. At October 31, 2011, the Company invested approximately $1.3 million in a money market account with an average market yield of 0.25%. Interest income of $1,910 was recognized for the nine months ended October 31, 2011 in the Statements of Operations. As of October 31, 2011, the Company held no auction rate securities.

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

Allowance for Doubtful Accounts. The Company does not require collateral from its customers with respect to accounts receivable. The Company determines any required allowance by considering a number of factors, including the length of time accounts receivable are past due. Jammin Java provides reserves for accounts receivable when they become uncollectible. The Company has determined that no allowance for doubtful accounts is required at October 31, 2011.

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

Depreciation was $1,367 and $555 for the nine months ended October 31, 2011 and 2010 respectively.

Impairment of Long-Lived Assets. Long-lived assets consist of a license agreement that was recorded at the estimated cost to acquire the asset (See Note 4). The license agreement is reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their estimated fair values. Management evaluated the carrying value of the license and determined that no impairment existed at October 31, 2011 or January 31, 2011.

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

Earnings or Loss Per Common Share. Basic earnings per common share equals net earnings or loss divided by the weighted average of shares outstanding during the year. Diluted earnings per share include the impact on dilution from all contingently issuable shares, including options, warrants and convertible securities. The common stock equivalents from contingent shares are determined by the treasury stock method. The Company incurred a net loss for the nine months ended October 31, 2011 and 2010 respectively and therefore, basic and diluted earnings per share for those periods are the same as all potential common equivalent shares would be anti-dilutive.

Recently Issued Accounting Pronouncements. There were various accounting standards and interpretations issued during 2011, none of which are expected to have a material impact on the Company’s financial position, results of operations or cash flows upon adoption.

Note 3 – Going Concern

These financial statements have been prepared by management assuming that the Company will be able to continue as a going concern and realize its assets and discharge its liabilities in the normal course of business. However, certain conditions noted below currently exist which raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company incurred a net loss of $ 1,559,847 for the nine months ended October 31, 2011, and has an accumulated deficit of $2,134,673 at October 31, 2011. In addition, the Company has a history of losses and has recently began to generate revenue as part of its planned principal operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The operations of the Company have primarily been funded by the issuance of common stock. Continued operations of the Company are dependent on the Company’s ability to complete equity financings or generate profitable operations in the future. Management’s plan in this regard is to secure additional funds through future equity sales. Such sales may not be available or may not be available on reasonable terms. Management is trying to grow the existing business, but may need to raise additional capital through sales of common stock or convertible instruments as well as obtain financing from third parties. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may be required to curtail its operations.

Note 4. Asset Purchase and Sale Agreement; Trademark License Agreement

On March 31, 2010, the Company entered into an asset purchase and sale agreement (the “Asset Purchase Agreement”) with MCL, a private limited liability company of which Rohan Marley, a Director of the Company, and his family has a combined controlling interest.

The Company also entered into a Trademark License Agreement (the “License Agreement”) with MCL, effective on March 31, 2010. Fifty Six Hope Road Music Limited, a Bahamas international business company (“Fifty Six Hope Road”), owns and controls the intellectual property rights in and to the late reggae performer, Robert Nesta Marley p/k/a Bob Marley, including “Marley Coffee” (the “Trademark”). Fifty Six Hope Road granted a non-exclusive, terminable oral license to MCL to utilize the Trademark and further granted the right for MCL to grant to the Company a non-exclusive, terminable sub-license to use the Trademark. The consideration for the License Agreement was as follows:

(1)	The Company entered into the Asset Purchase Agreement to sell all its interests in its Branding Development and Business Plan Development to MCL;

(2)
The Company assigned an agreement entered into with Rohan Marley, proprietor of farmland and improvements thereon located in Jamaica (the “Farm”) to lease the Farm commencing February 15, 2008 (the “Farm Lease Agreement”) to MCL and transferred to MCL all its interest in the Farm Lease Agreement and leasehold improvements on the Farm;

(3)	The Company agreed to issue to MCL ten million (10,000,000) shares of common stock of the Company as follows:

•	One Million (1,000,000) shares upon the execution of the License Agreement, which shares were issued and delivered in December 2010; and
•	One Million (1,000,000) shares on each anniversary of the execution of the License Agreement for the following nine years.

On June 15, 2010, the Company retained DS Enterprises, Inc., an independent business valuation service (“DS Enterprises”), to provide financial advisory assistance in the accounting for the acquisition of the Trademark license , in accordance with FASB ASC Topic 820 guidelines, and to assist the Company in one or more of the following: (i) determining the Trademark value and (ii) determining the fair valuation of the consideration (common stock) provided for in the acquisition using income, market and cost-oriented methods according to FASB ASC Topic 820. According to the valuation report dated June 19, 2010, the following factors were taken into consideration by DS Enterprises:

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

Based on DS Enterprises’ analysis, management estimated that the fair market value of this transaction related to the License Agreement was $640,000. The License Agreement has an indefinite life and is therefore not being amortized. Management of the Company reviewed the valuation report and was satisfied that the report fairly values the transaction. Management evaluated the carrying value of the license and determined that no impairment existed at October 31, 2011 or January 31, 2011.

Effective on August 5, 2011, the License Agreement was amended (the “Amended License Agreement”). In consideration for MCL agreeing to the Amended License Agreement, the Company agreed to assume $126,000 of obligations of MCL or its managing members by paying MCL or creditors identified by MCL, or by MCL’s managing members acting with full authority. Upon the signing of the Amended License Agreement, the Company paid $55,000 upon the signing of the Amended License Agreement, with the balance to be paid thereafter in equal monthly installments over a period of 18 months, commencing with the first business day of the first month following the effective date.

Under the Amended License Agreement, MCL granted the Company an exclusive right (the “Exclusive License”) to distribute, within and to the United States of America (inclusive of its territories and possessions, the “U.S.”), Canada, U.S. and Canadian government and military facilities and installations worldwide, the United Mexican States (“Mexico”), and the nations of the Caribbean Sea (the foregoing countries and U.S. and Canadian government and military facilities are collectively referred to as the “Territory”), coffee in all its forms and derivations, regardless of portions, sizes, or packaging (the “Licensed Products”). through “Licensed Distribution Channels” (defined as hotels, chain motels and similar lodging establishments, restaurants, companies engaged in providing on-site coffee services to for-profit or non-profit offices and other establishments, large chain (“big box”) retail stores, specialty grocery stores, food distributors and supply services, gas and other automotive/truck service stations, Internet-based wholesalers and retailers, and other businesses engaged in the sale of coffee products (either whole or ground beans or beverages) and accessories, but for avoidance of doubt, excluding “coffee houses”).

MCL also granted the Company an exclusive license to use, reproduce, and sublicense the use of and right to reproduce, the Trademark (whether directly or through affiliated or nonaffiliated sublicensees, in association with the manufacture, marketing, advertisement, promotion, performance, sale, supply and distribution of Licensed Products and Services through the Licensed Distribution Channels. MCL declined to grant the Company a right or license to distribute, use, or reproduce the Licensed Products, “Licensed Services” (meaning coffee roasting services, coffee production services and coffee sales, supply distribution and support services), or the Trademark in the grocery store sector (including but not limited to supermarket chains, specialty stores and wholesalers) within the United Kingdom and the Republic of Ireland. MCL granted the Company a non-exclusive right to distribute, within and to the Territory, through the Licensed Distribution Channels, tea products and ready-to-use (or “instant”) coffee products (the “Non-Exclusive License,” and with the Exclusive License, the “License”). During the effectiveness of the License, MCL granted the Company a revocable right to use the name “Marley Coffee” and reasonably similar variations thereof, subject to MCL’s consent, as its “doing business as” or “DBA” name but solely in connection with the Licensed Products and Services in the Licensed Distribution Channels in the Territory.

Under the Amended License Agreement, the Company has no right to establish, as a franchisor, franchising relationships for the retail sale of Licensed Products and Services. However, if MCL or an affiliate decides to franchise the right to sell Licensed Products and Services on a retail basis, following the development of such retail entities through the completion of up to three (3) prototype establishments, Jammin shall have a right of first refusal to develop new franchises in the territories identified by MCL as being available for franchisees in the U.S.

Note 5 – Related Party Transactions

On August 5, 2011, the Company and MCL agreed to amend the License Agreement by and between the Company and MCL. In consideration for the License Agreement Amendment, the Company agreed to assume $126,000 of obligations of MCL or its managing members by paying MCL or creditors identified by MCL or by MCL’s managing members $55,000, with the balance to be paid in equal monthly installments over a period of eighteen months. The balance payable (reflected as notes payable in the accompanying balance sheet) at October 31, 2011 is $63,110. (see Note 9). MCL is a private limited liability company of which Rohan Marley, a director of the Company, has a thirty-three percent (33%) ownership interest and serves as a Manager.

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

During the nine months ended October 31, 2011, the Company paid $45,868 to Nicole Whittle, Shane Whittle’s sister, who serves as the Company’s Creative Director, for ongoing creative design costs services.

Effective May 1, 2011, the Company began to pay Anh Tran, at that time the Company’s Chief Executive Officer, Secretary and a Director, $10,000 per month as compensation for his services. Effective May 1, 2011, the Company began to pay Mr. Rohan Marley $10,000 per month for his services as Chairman of the Company’s board of directors. Prior to such date, neither Mr. Tran nor Mr. Marley received any salary or bonus for their services to the Company.

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

On December 22, 2010, the Company entered into a Share Issuance Agreement (the “Share Issuance Agreement”) with Straight Path Capital, a non-U.S. person (“Straight Path”). Pursuant to the Share Issuance Agreement, the Company has the right to request Straight Path to purchase, in a private placement pursuant to Regulation S under the Securities Act, up to an amount of $2,500,000 of what the Share Issuance Agreement describes as “common shares” of the Company at a price of $0.40 per share, until December 22, 2011, unless extended by either the Company or Straight Path for an additional twelve (12) months, and subject to the terms of the Share Issuance Agreement.

Under the terms of the Share Issuance Agreement, the Company may from time to time request Straight Path to make investments in the Company of up to $40,000 (each an “Investment” and such request, an “Investment Request”) to fund operating expenses, acquisitions, working capital and other general corporate activities. Straight Path has the right to agree to make such Investment or, following receipt of any Investment Request, decide not to make an Investment in its sole discretion. Furthermore, Straight Path may, in its sole discretion, refuse an Investment Request at any time or rescind its offer to make investments in the Company if it is not satisfied with the business affairs of the Company.

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

On May 9 and May 10, 2011, the Company issued 38,000 restricted shares (“Restricted Stock”) and 76,000 restricted shares respectively, of its common stock to White Lion Capital, an entity controlled by Shane Whittle, the former CEO of the Company, pursuant to While Lion Capital’s November 2008 subscription in consideration of $47,500 ($0.4166 per share).

On January 19, 2011, the Company entered into a one year agreement (“Consulting Agreement”) with Investor Relations Group, Inc. (“IRG”), under which IRG would provide the Company with certain corporate communications services. Under the terms of the Consulting Agreement, the Company issued IRG 310,000 common shares at $0.65 per share. Pursuant to the terms of the Consulting Agreement, 300,000 shares represented the “Origination Shares” and were to be earned each full month during the term of the Consulting Agreement and, should the Consulting Agreement terminate prior to January 19, 2012, any unearned shares would be returned to the Company. In addition, IRG earns 10,000 shares of common stock per month as part of the Consulting Agreement. IRG received a total of 20,000 common shares for the nine months ended October 31, 2011.

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

In a letter dated May 19, 2011, IRG exercised its right to terminate the New Consulting Agreement. During nine months ended April 30, 2011, the Company incurred $11,900 in Maintenance and Expense Account fees to IRG. In connection with the termination of the New Consulting Agreement IRG has agreed, but to date has not returned, 330,000 of common shares issued to them by the Company in connection with the Consulting Agreement, 310,000 of which were issued January 19, 2011, and an additional 20,000 shares of which were issued in February and March of 2011.

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

Note 7 – Options

Share-based Compensation:

On August 5, 2011, the Board approved the 2011 Equity Compensation Plan (the “Compensation Plan”). The Compensation Plan authorizes the issuance of various forms of stock-based awards, including incentive or non-qualified options, restricted stock awards, performance shares and other securities as described in greater detail in the Compensation Plan, to the Company’s employees, officers, directors and consultants. Options to purchase a total of twenty million (20,000,000) shares of common stock are authorized to be issued under the Compensation Plan. As of October 31, 2011, seven million (7,000,000) shares of common stock have been granted under this plan.

Options
In August 2011, options to purchase an aggregate of four million (4,000,000) shares of common stock were granted to a certain named executive and to a board member at an exercise price of $0.40 per share. The options have a six year term and vested annually on the anniversary date of grant. A fair value of $3,126,903 was recorded using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model for the options issued during the three month period ended October 31, 2011 include (1) discount rate of 1.23%, (2) expected term of 4 years, (3) expected volatility of 242.7% and (4) zero expected dividends.

In August 2011, options to purchase an aggregate of two million (2,000,000) shares of common stock were granted to a consultant at an exercise price of $0.40 per share. The options have a six year term and vested annually on the anniversary date of grant. A fair value of $1,563,452 was recorded using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model for the options issued during the three month period ended October 31, 2011 include (1) discount rate of 1.23%, (2) expected term of 4 years, (3) expected volatility of 242.7% and (4) zero expected dividends.

In August 2011, options to purchase an aggregate of one million (1,000,000) shares of common stock were granted to a certain named executive at an exercise price of $0.40 per share. The options have a six year term and vested annually on the anniversary date of grant. A fair value of $861,206 was recorded using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model for the options issued during the three month period ended October 31, 2011 include (1) discount rate of 0.93%, (2) expected term of 4 years, (3) expected volatility of 242.4% and (4) zero expected dividends.

During the nine-month period ended October 31, 2011, the Company recognized share-based compensation expense of $446,153. The remaining amount of unamortized options expense at October 31, 2011 is $5,105,408. The intrinsic value of outstanding as well as exercisable options at October 31, 2011 was $420,000.

Activity in options during the nine month period ended October 31, 2011 and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at February 1, 2011	0	0
Granted	7,000,000	0
Exercised	0	0
Forfeited and canceled	0	0

Outstanding at October 31, 2011	7,000,000	$0.40	5.8

Exercisable at October 31, 2011	0	0	0

Note 8 – Income Taxes

Pursuant to the provisions of FASB ASC740 “Income Taxes,” deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No net provision for refundable Federal income taxes has been made in the accompanying statement of operations because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not deemed likely to be realized.

The Company has not filed federal income tax returns but it is in the process of preparing the appropriate forms and submitting them to the U.S. Internal Revenue Service.

Note 9 - Agreements

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

The Company entered into a Trademark License Agreement (the “License Agreement”) with MCL, effective on March 31, 2010 and on August 5, 2011, the Company and MCL agreed to amend the License Agreement (the “License Agreement Amendment”). In consideration for the License Agreement Amendment, the Company agreed to assume $126,000 of obligations of MCL or its managing members by paying MCL or creditors identified by MCL or by MCL’s managing members $55,000, with the balance to be paid in equal monthly installments over a period of eighteen months. The License Agreement Amendment instituted several important changes. The definition of “Licensed Distribution Channels” was expanded from “hotels, restaurants, office coffee services industry, and large (big box) retail stores” to include specialty grocery stores, food distributors and supply services, gas and other automotive/truck service stations, Internet-based wholesalers and retailers, and other business engaged in the sale of coffee products (whole or ground beans or beverages) and accessories (excluding “coffee houses”).

The definition of “Licensed Products,” which originally meant “coffee in portion sizes of 5 lb. bags, 1Kg bags and 2.5 oz. portion packs, related goods and goods related to the Licensed Services” (i.e., coffee roasting services, coffee production services and coffee sale, supply distribution and support services) was also augmented and clarified to mean “coffee in all its forms and derivations, regardless of portion sizes, or packaging.” This definition also now includes “the non-exclusive right to merchandise other items including, but not limited to, coffee cups, coffee mugs, coffee glasses, saucers, milk steamers, machines for brewing coffee, espresso, and/or cappuccino, grinders, water treatment products, tea products and chocolate products.”

The License Agreement granted the Company a non-exclusive worldwide license to use and reproduce MCL’s trademarks. The License Agreement Amendment provides that MCL grants the Company an exclusive right to distribute, through the Licensed Distribution Channels, the Licensed Products and Services within and to the U.S., Canada, Mexico and the Caribbean, as well as to U.S. and Canadian government and military facilities worldwide (the “Territory”). A non-exclusive right is granted to distribute tea products and instant coffee in the Territory.

Pursuant to the License Agreement Amendment, MCL also grants the Company a revocable right (subject to MCL’s consent) to use the term “Marley Coffee,” and reasonably similar variations, as the Company’s “doing business as” name solely in connection with the Licensed Products and Services, for the Licensed Distribution Channels, in the Territory. If MCL, or an affiliate thereof, opens up to three franchise establishments to retail the Licensed Products and Services, following the completion of such franchises the Company shall have a right of first refusal to develop new franchises in the U.S. The License Agreement Amendment added an arbitration clause to the License Agreement for an efficient dispute resolution scheme.

Note 10 – Notes Payable - Related Party

The Company entered into a Trademark License Agreement (the “License Agreement”) with MCL, effective on March 31, 2010. MCL is a private limited liability company of which Rohan Marley, a Director of the Company, has a 33% ownership interest and serves as a Manager, and our former Director and former majority shareholder, Shane Whittle, has a 29% ownership interest in MCL and serves as a Manager. On August 5, 2011, the Company and MCL agreed to amend the License Agreement (the “License Agreement Amendment”). In consideration for the License Agreement Amendment, the Company agreed to assume $126,000 of obligations of MCL or its managing members by paying MCL or creditors identified by MCL or by MCL’s managing members $55,000, with the balance to be paid in equal monthly installments over a period of eighteen months. The balance payable (reflected as Notes payable in the accompanying balance sheet) at October 31, 2011 is $63,110. (See Note 9).

Note 11 - Subsequent Events

Management has evaluated events subsequent to October 31, 2011 through the date that the accompanying financial statements were filed with the SEC for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

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

REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO OCTOBER 31, 2011. AS USED HEREIN, THE “COMPANY,” “JAMMIN’ JAVA,” “WE,” “US,” “OUR” AND WORDS OF SIMILAR MEANING REFER TO JAMMIN’ JAVA CORP., UNLESS OTHERWISE STATED.

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

Effective on August 5, 2011, the License Agreement was amended (the “Amended License Agreement”). In consideration for MCL agreeing to the Amended License Agreement, the Company agreed to assume $126,000 of obligations of MCL or its managing members by paying MCL or creditors identified by MCL, or by MCL’s managing members acting with full authority. Upon the signing of the Amended License Agreement, the Company paid $55,000 with the balance to be paid thereafter in equal monthly installments over a period of 18 months, commencing with the first business day of the first month following the effective date.

Under the Amended License Agreement, MCL granted the Company an exclusive right (the “Exclusive License”) to distribute, within and to the United States of America (inclusive of its territories and possessions, the “U.S.”), Canada, U.S. and Canadian government and military facilities and installations worldwide, the United Mexican States (“Mexico”), and the nations of the Caribbean Sea (the foregoing countries and U.S. and Canadian government and military facilities are collectively referred to as the “Territory”), coffee in all its forms and derivations, regardless of portions, sizes, or packaging (the “Licensed Products”). through “Licensed Distribution Channels” (defined as hotels, chain motels and similar lodging establishments, restaurants, companies engaged in providing on-site coffee services to for-profit or non-profit offices and other establishments, large chain (“big box”) retail stores, specialty grocery stores, food distributors and supply services, gas and other automotive/truck service stations, Internet-based wholesalers and retailers, and other businesses engaged in the sale of coffee products (either whole or ground beans or beverages) and accessories, but for avoidance of doubt, excluding “coffee houses”).

MCL also granted the Company an exclusive license to use, reproduce, and sublicense the use of and right to reproduce, the Trademark (whether directly or through affiliated or nonaffiliated sublicensees, in association with the manufacture, marketing, advertisement, promotion, performance, sale, supply and distribution of Licensed Products and Services through the Licensed Distribution Channels. MCL declined to grant the Company a right or license to distribute, use, or reproduce the Licensed Products, “Licensed Services” (meaning coffee roasting services, coffee production services and coffee sales, supply distribution and support services), or the Trademark in the grocery store sector (including but not limited to supermarket chains, specialty stores and wholesalers) within the United Kingdom and the Republic of Ireland. MCL granted the Company a non-exclusive right to distribute, within and to the Territory, through the Licensed Distribution Channels, tea products and ready-to-use (or “instant”) coffee products (the “Non-Exclusive License,” and with the Exclusive License, the “License”). During the effectiveness of the License, MCL granted the Company a revocable right to use the name “Marley Coffee” and reasonably similar variations thereof, subject to MCL’s consent, as its “doing business as” or “DBA” name but solely in connection with the Licensed Products and Services in the Licensed Distribution Channels in the Territory.

Under the Amended License Agreement, the Company has no right to establish, as a franchisor, franchising relationships for the retail sale of Licensed Products and Services. However, if MCL or an affiliate decides to franchise the right to sell Licensed Products and Services on a retail basis, following the development of such retail entities through the completion of up to three (3) prototype establishments, Jammin shall have a right of first refusal to develop new franchises in the territories identified by MCL as being available for franchisees in the U.S. The Company plans to utilize its relationship as a licensee of MCL to create products and distribute them, through our Supply Agreement with Canterbury and the NCSV Agreement, to the grocery, retail, online, service, hospitality, office coffee service and big box store industry market segments in the U.S., Canada and Caribbean.

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

The Company’s objective is to position Marley Coffee as the premiere brand across all coffee channels. A major element of our strategy has been the amendment of the License Agreement with MCL discussed above.  Prior to the Amended License Agreement, the Company had a non-exclusive license to distribute coffee through the office coffee service (“OCS”), hospitality, service and big box store industries.  Additionally, the Company also received a non-exclusive license to create cold, ready-to-make coffee drinks, teas and merchandise. The Amended License Agreement gives the Company an exclusive license in North American and the Caribbean for distribution of Marley Coffee branded coffee and the responsibility for developing the brand based on the vision and core values of Rohan Marley and the Marley Family movement.

The Company’s existing Jammin Java coffee line continues to grow and generate revenues. Its main products are its bags of Organic Certified Whole Beans, coffee pods, tea pods and fractional packs. The Amended License Agreement allows the Company to grow its existing line of business alongside the Marley Coffee brand and to add MCL’s current distribution business outlets, which includes grocery, retail, merchandise and on-line businesses, to the Company’s existing distribution channels. The Company is also developing a new ground coffee product line that is expected to be launched in November 2011.

The Company has added all of MCL’s product lines (the 5 SKUs of Organic, Fair Trade, Kosher Certified 12oz Whole Bean bags) to its distribution business. The company recently launched of a new lineup of 8oz ground bags for the Retail Grocery market. The coffees are “Mystic Morning,” “Lively Up Espresso Blend,” “One Love Single Origin Ethiopian Yirgacheffe,” “Simmer Down (organic SWISS WATER® Decaf),” “Buffalo Soldier” and the company's latest breakfast blend “Get Up Stand Up.” In the U.S., the Company is distributing to specialty retailers, such as Dean and Deluca, as well as various specialty grocers in Southern California through Gourmet Merchants International.  In Canada, the company has nationwide distribution through two main distributors, UNFI East and UNFI West. Specialty retailers such as Nature’s Fare and Urban Fare carry our complete line of coffees, as do all of the London Drugs stores.  Distribution has been growing throughout Canada and the Company expects to distribute new product lines to all of its retailers.

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

The Company is also in the recurring monthly program/coffee of the month business with its "Marley Coffee Monthly" program at www.MarleyCoffee.com. This new program will allow consumers to select from its eight sustainable, organic, ethically produced coffee bean offerings and the frequency with which they would like to receive the beans: in one-month, two-month, three-month, or six-month intervals.

In the commercial customer break room segment, First Choice Coffee Services has entered into a special promotional program with us and received product in all of their 25 locations. Other break-room distributors and their primary markets include Evans Coffee (Greater New York), U.S. Coffee (Long Island), Javasmart (Delaware), Distillata (Ohio), Blue Tiger Coffee (Seattle and Los Angeles), Springtime Coffee (Philadelphia) and Coffee Perks (Florida). BC Coffee will serve as the Company’s re-distributor for the Florida market, and Vistar will provide the Company’s products to its New England and Ohio customers

On Tuesday, Oct. 11, 2011, the Company celebrated the kickoff of its Food Service program at Union County College in Cranford, New Jersey, with an event dubbed "Marley Coffee Day." The company hopes to use this opportunity to launch into other college campuses and other food service marketplaces.

The Company is exploring the development of other business channels, including lodging and hospitality. The Company is developing products for the lodging/hospitality channel to facilitate the ability of travelers to imbibe our coffee products in their hotel rooms. The Company continues to expand in the single serve arena and has developed a regionalized food service program that its existing customers can offer to this channel.

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

(2)
The Company assigned an agreement entered into with Rohan Marley, proprietor of farmland and improvements thereon located in Jamaica (the “Farm”) to lease the Farm commencing February 15, 2008 (the “Farm Lease Agreement”) to MCL and transferred to MCL all its interest in the Farm Lease Agreement and leasehold improvements on the Farm;

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

Management of the Company reviewed the valuation report and is satisfied that the report fairly values the transaction. Management evaluated the carrying value of the license and determined that no impairment existed at October 31, 2011 or January 31, 2011.

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

As discussed above, effective August 5, 2011, the Company and MCL entered into an Amended License Agreement with MCL. In consideration for the amended terms, the Company agreed to assume $126,000 of obligations of MCL or its managing members by paying MCL or creditors identified by MCL or by MCL’s managing members $55,000, with the balance to be paid in equal monthly installments over a period of eighteen months. The Amended License Agreement provided for the following:

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

•
Amended the initial License Agreement’s nonexclusive worldwide right to grant the Company an exclusive right to distribute, through the Licensed Distribution Channels, the Licensed Products and Services within and to the U.S., Canada, Mexico and the Caribbean, as well as to U.S. and Canadian government and military facilities worldwide (the “Territory”).

•	Granted the Company a non-exclusive right to distribute tea products and instant coffee in the Territory.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Comparison of the Three Months Ended October 31, 2011 and 2010

Sales Revenue. We had sales revenue of $126,786 for the three months ended October 31, 2011, compared to no sales for the three months ended October 31, 2010.

 Cost of Sales. We had cost of sales of $96,231 for the three months ended October 31, 2011, compared to no cost of sales for the three months ended October 31, 2010, due to the fact that we had no sales during that period.

Selling, General and Administrative Expense.  We had general and administrative expenses of $926,063 for the three months ended October 31, 2011, compared to $29,755 for the three months ended October 31, 2010, an increase in expenses of $896,308 from the prior period. The main reason for the increase in expenses was due to stock compensation expense on options issued in August, 2011 and increased legal fees, professional service fees, corporate reporting expenses and salaries which commenced in May 2011.

Interest Expense.   Interest expense was $68 for the three months ended October 31, 2011, compared to no interest expense for the three months ended October 31, 2010.

Interest Income.   Interest income was $940 for the three months ended October 31, 2011, compared to no interest income for the three months ended October 31, 2010.

Net Loss. We had a net loss of $894,636 for the three months ended October 31, 2011, compared to $29,755 for the three months ended October 31, 2010. The main reason for the increase in net loss was due to stock compensation expense on options issued in August, 2011 and an increase in general and administrative fees and cost of sales, offset by the increase in revenues for the three months ended October 31, 2011, compared to the three months ended October 31, 2010.

Comparison of the Nine Months Ended October 31, 2011 and 2010

Sales Revenue. We had sales revenue of $198,483 for the nine months ended October 31, 2011, compared to no sales for the nine months ended October 31, 2010.

Cost of Sales. We had cost of sales of $165,706 for the nine months ended October 31, 2011, compared to no cost of sales for the nine months ended October 31, 2010, due to the fact that we had no sales during that period. Cost of sales increased for the nine months ended October 31, 2011, as a result of our increased sales.

Selling, General and Administrative Expense.  We had general and administrative expenses of $1,594,363 for the nine months ended October 31, 2011, compared to $88,169 for the nine months ended October 31, 2010, an increase in expenses of $1,506,194 from the prior period. The main reason for the increase in expenses was due to stock compensation expense on options issued in August, 2011 and an increase in legal fees associated with increased general and administrative expenses including legal fees, professional service fees, corporate reporting expenses and salaries which commenced in May 2011.

Interest Expense.   Interest expense was $171 for the nine months ended October 31, 2011, compared to no interest expense for the nine months ended October 31, 2010.

Interest Income.   Interest income was $1,910 for the nine months ended October 31, 2011, compared to no interest income for the nine months ended October 31, 2010.

Net Loss. We had a net loss of $1,559,847 for the nine months ended October 31, 2011, compared to $88,169 for the nine months ended October 31, 2010. The main reason for the increase in net loss was due to stock compensation expense on options issued in August, 2011 and an increase in general and administrative fees and cost of sales, offset by the increase in revenues for the nine months ended October 31, 2011, compared to the nine months ended October 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $2,265,937 as of October 31, 2011, consisting of current assets of $1,491,532, including cash of $1,294,934, accounts receivable of $30,531, prepaid expenses of $158,247, other current assets of $7,820 and long-term assets consisting of the license agreement of $766,000 and net property and equipment of $8,405, compared to total assets of $861,185 on January 31, 2011.

We had total liabilities consisting solely of current liabilities of $108,542 as of October 31, 2011 and $71,996 as of January 31, 2011. Current liabilities included $35,348 of accounts payable, accrued expenses of $10,084 and $63,110 related to the Amended License Agreement described in Notes 9 and 10 above.

We had working capital of $1,382,990 and a total accumulated deficit of $2,134,673 as of October 31, 2011.

We had net cash flows used in operating activities of $1,034,990 for the nine months ended October 31, 2011, which was mainly due to $1,559,847 of net loss offset by $446,153 of stock option expense, $56,875 of amortization of stock compensation, $21,900 of common stock issued for services, an increase in accounts payable of $11,288 and an increase in accrued expenses of $10,084.

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

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

For the nine month period ended October 31, 2011, there were no accounting standards or interpretations issued that are expected to have a material impact on our financial position, operations or cash flows.

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

Management believes that the material weaknesses set forth in items (1) through (4) above did not have an effect on the Company’s financial reporting during the year ended January 31, 2011 or the nine months ended October 31, 2011.

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

We generated only limited sales as of January 31, 2011, and generated sales of $198,483 for the nine months ended October 31, 2011; however, we had a net loss of $151,235 for the year ended January 31, 2011, and a net loss of $1,559,847 for the nine months ended October 31, 2011. We believe that we will have sufficient capital to continue our business operations for the next twelve (12) months with funds that we raised through the May 2011 Straight Path Investment (described above). However, we have never generated net income through the sale of our products and can make no assurances that net income will develop in the future, if at all. Moving forward, we hope to build awareness of our redesigned and updated website, www.jamminjavacoffee.com and in turn create demand for our products and sales, of which there can be no assurance.

Our auditors have expressed substantial doubt as to whether our Company can continue as a going concern.

We have not generated sufficient revenues to support our operations to date and have incurred substantial losses. The Company has an accumulated deficit of $2,134,673 and working capital of $1,382,990 at October 31, 2011. In connection with our January 31, 2011 audit, our auditor has raised substantial doubt about the Company’s ability to continue as a going concern.

We may not be able to successfully manage our growth, which could lead to our inability to implement our business plan.

Our growth is expected to place a significant strain on our managerial, operational and financial resources, especially considering that we currently only have two executive officers –Brent Toevs, CEO and Anh Tran, President, Secretary and Treasurer. Further, as we enter into additional contracts, we will be required to manage multiple relationships with various businesses and other third parties. These requirements will be exacerbated in the event of our further growth. There can be no assurance that our systems, procedures and/or controls will be adequate to support our operations or that our management will be able to achieve the rapid execution necessary to successfully implement our business plan. If we are unable to manage our growth effectively, our business, results of operations and financial condition will be adversely affected, which could lead to us being forced to abandon or curtail our business plan and operations.

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

We will rely on our Amended License Agreement with Marley Coffee, our Supply Agreement with Canterbury and the NCSV Agreement for our operations and revenues.

Effective March 31, 2010, we entered into the License Agreement with MCL, a private limited liability company of which Rohan Marley, one of our directors, has a thirty-three percent (33%) ownership interest and serves as a Manager, and one of our former Directors and former majority shareholders has a twenty-nine percent (29%) ownership interest and serves as a Manager. The License Agreement was amended on August 5, 2011. Fifty Six Hope Road owns and controls the intellectual property rights in and to the late reggae performer, Robert Nesta Marley p/k/a Bob Marley, including the Trademark. Fifty Six Hope Road granted a non-exclusive, terminable oral license to MCL to utilize the Trademark and further granted the right for MCL to grant to the Company a non-exclusive, terminable sub-license to use the Trademark for the licensed products and distribution channels. “Licensed Distribution Channels” means hotels, restaurants, office coffee service industry, and large chain (“big box”) retail stores.

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

We anticipate generating revenue moving forward solely as a result of the sale of coffee bearing the Trademarks under our Supply Agreement with Canterbury and through the NCSV Agreement. As a result, if the Amended License Agreement was to be terminated, the Supply Agreement, or the NCSV Agreement were terminated or not renewed, our operations could be adversely effected, our revenues (if any), could be adversely affected and we could be forced to curtail or abandon our operations, causing any investment in the Company to decline in value or become worthless.

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

We face a risk of a change in control due to the fact that our current officers and directors do not own a majority of our outstanding voting stock.

Our current officers and our directors do not hold voting control over the Company. As a result, our shareholders who are not officers and directors of us may be able to obtain a sufficient number of votes to choose who serves on our board of directors and/or to remove our current directors from the board of directors. Because of this, the current composition of our board of directors may change in the future, which could in turn have an effect on those individuals who currently serve in management positions with us. If that were to happen, our new management could affect a change in our business focus and/or curtail or abandon our business operations, which in turn could cause the value of our securities, if any, to decline or become worthless.

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

Shareholders who hold shares of our common stock that are deemed restricted securities are subject to resale restrictions pursuant to Rule 144, due to our recent status as a “Shell Company.”

Because of our recent status as a “shell company” (a company that has no or nominal operations; and, either no or nominal assets; assets consisting solely of cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets ) the ability to use Rule 144 to resale our securities is limited. Under SEC Rule 144, a person who has beneficially owned restricted securities of an issuer and who is not an affiliate of that issuer may sell them without registration under the Securities Act provided that certain conditions have been met. One of these conditions is that such person has held the restricted securities for a prescribed period, which will be 6 months or 1 year, depending on various factors. The holding period for our common stock would be one year if our common stock could be sold under Rule 144. However, Rule 144 is unavailable for the resale of securities issued by an issuer that is a shell company, other than a business combination-related shell company, or that has been at any time previously a shell company.

The SEC has provided an exception to this unavailability if and for as long as the following conditions are met:

•	The issuer of the securities that was formerly a shell company has ceased to be a shell company,
•	The issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act,
•	The issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than current reports on Form 8-K; and
•
At least one year has elapsed from the time that the issuer filed current comprehensive disclosure with the SEC reflecting its status as an entity that is not a shell company known as “Form 10 Information.”

As a result, any stockholder of the Company who received our restricted securities will not be able to sell them pursuant to Rule 144 without registration until we have met the other requirements of this exception and then for only as long as we continue to meet those requirements and are not a shell company. No assurance can be given that we will meet these requirements or that, if we have met them, we will continue to do so, or that we will not again be a shell company. Further, it may be harder for us to fund our operations and pay our employees and consultants with our securities instead of cash, and to raise funding through the sale of debt or equity securities unless we agree to register such securities with the SEC, which could cause us to expend additional resources in the future. Until greater liquidity with respect to our restricted securities is achieved, we may face difficulties in raising additional funds, hiring employees, engaging consultants and using our securities to pay for any acquisitions (although none are currently planned), which could cause the value of our securities to decline in value or become worthless.

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

On March 31, 2010, we entered into the License Agreement with MCL (amended on August 5, 2011) granting us rights to use “Marley Coffee” (the “Trademark”) for certain licensed products and distribution channels.  As part of the consideration for the license of the Trademark we agreed to issue to MCL ten million (10,000,000) shares of our common stock of the Company as follows: One Million (1,000,000) shares upon the execution of the License Agreement (which shares were issued and delivered in December 2010) and One Million (1,000,000) shares on each anniversary of the execution of the License Agreement for the following nine years. We claimed an exemption from registration afforded by Section 4(2) of the Securities Act since the foregoing issuance did not involve a public offering, the recipient took the shares for investment and not resale and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and we paid no underwriting discounts or commissions.

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

In January 2011, the Company entered into an agreement with IRG. Pursuant to the agreement, which was to remain in effect until January 18, 2012 (automatically renewable thereafter unless terminated by either party for additional twelve (12) month periods), IRG agreed to provide us various investor relations services in consideration for $3,500 per month and 10,000 shares of the Company’s restricted common stock per month. For the three months ended October 31, 2011 only 20,000 shares were issued to IRG. Additionally, the Company agreed to issue IRG 300,000 shares of restricted common stock upon the parties’ entry into the agreement, which are subject to forfeiture by IRG, and vest to IRG at the rate of 1/12 of such shares per month during the initial twelve month term of the agreement.

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

JAMMIN JAVA CORP.

Dated: December 14, 2011	By: /s/ Brent Toevs
Brent Toevs
Chief Executive Officer
(Principal Executive Officer)

JAMMIN JAVA CORP.

Dated: December 14, 2011	By: /s/ Anh Tran
Anh Tran
President, Secretary and Treasurer
(Principal Accounting Officer)