Form 10-K
period 2012-01-31
JAMMIN JAVA CORP.
filed 2012-05-14
CIK 1334586

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2012

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number: 000-52161

Jammin Java Corp.

(Exact name of registrant as specified in its charter)

Nevada	26-4204714
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8200 Wilshire Blvd., Suite 200 Beverly Hills, CA	90211
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (323) 556-0746

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common stock, par value $0.001 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates computed by reference to the closing price of such common equity on the Over-The-Counter Bulletin Board as of July 29, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $36,692,960.

At April 23, 2012, there were 76,744,150 shares of the registrant's common stock outstanding.

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Form 10-K”), particularly in Item 1, “Business,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the documents incorporated by reference, includes “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they prove incorrect or never materialize, could cause our results to differ materially and adversely from those expressed or implied by such forward-looking statements. Examples of forward-looking statements include, but are not limited to any statements, predictions and expectations regarding our earnings, revenue, sales and operations, operating expenses, anticipated cash needs, capital requirements and capital expenditures, needs for additional financing, use of working capital, plans for future products, services and distribution channels, anticipated growth strategies, planned capital raises, ability to attract distributors and customers, sources of net revenue, anticipated trends and challenges in our business and the markets in which we operate, the impact of economic and industry conditions on our customers and our business, customer demand, our competitive position, the outcome of any litigation against us, critical accounting policies and the impact of recent accounting pronouncements. Additional forward-looking statements include, but are not limited to, statements pertaining to other financial items, plans, strategies or objectives of management for future operations, our financial condition or prospects, and any other statement that is not historical fact. Forward-looking statements are often identified by the use of words such as “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “continue,” “expect,” “believe,” “anticipate,” “estimate,” “predict,” “potential,” “plan,” “seek” and similar expressions and variations or the negativities of these terms or other comparable terminology.

These forward-looking statements are based on the expectations, estimates, projections, beliefs and assumptions of our management based on information currently available to management, all of which is subject to change. Such forward-looking statements are subject to risks, uncertainties and other factors that are difficult to predict and could cause actual results to differ materially from those stated or implied by our forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified under “Risk Factors” in Item 1A in this Form 10-K. We undertake no obligation to revise or update publicly any forward-looking statements to reflect events or circumstances after the date of such statements for any reason except as otherwise required by law.

The information contained in this Form 10-K is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Annual Report and in our other reports filed with the Securities and Exchange Commission (the “SEC”).

Unless the context requires otherwise, references to “the Company,” “we,” “us,” “our,” “Jammin Java” and “Jammin Java Corp.” refer specifically to Jammin Java Corp. You should carefully consider the risk factors described below, as well as the other information included in this Annual Report on Form 10-K prior to making a decision to invest in our securities.

ITEM 1. BUSINESS.

HISTORY

The Company was incorporated in Nevada on September 2004 under the name “Global Electronic Recovery Corp.” In February 2008, we changed our name to “Marley Coffee Inc.” when we merged our then newly-formed subsidiary, “Marley Coffee Inc.” into the Company. In July 2009, we changed our name to “Jammin Java Corp.” when we merged our newly-formed subsidiary, Jammin Java Corp., into our Company. Our common stock is quoted on the Over-The-Counter Bulletin Board (“OTCBB”), a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter equity securities, under the symbol “JAMN.”

CURRENT BUSINESS OPERATIONS

In July 2009, we decided to pursue the business of providing premium roasted coffee on a wholesale level to the service, hospitality, office coffee service and “big box” store market. We intend to develop a significant market share of the category and achieve a leadership position by capitalizing on the global recognition of the Marley name through a co-branding relationship with Marley Coffee, LLC (“MCL”). MCL is a private limited liability company of which (i) Rohan Marley, one of our Directors, has a 33% ownership interest (and collectively with his family, has a controlling interest) and serves as a Manager, and (ii) Shane Whittle, our former chief executive officer and formerly one of our directors, has a 29% ownership interest and serves as a Manager.  This co-branding relationship is planned to coincide with our strategy to develop additional lines of consumer products. In addition, we intend to be responsive to current consumer demand for sustainable coffee products by providing organically grown coffee, as well as “fair trade” or “equal exchange” coffee (coffee that is purchased directly from small farmers or farmer-cooperatives, generally included in the International Fair Trade Coffee Register).

We are party to a Trademark License Agreement (the “License Agreement”) with MCL that was effective on March 31, 2010.

With respect to the License Agreement, Fifty Six Hope Road Music Limited, a Bahamas international business company (“Fifty Six Hope Road”), owns and controls the intellectual property rights in and to the late reggae performer, Robert Nesta Marley p/k/a Bob Marley, including “Marley Coffee” (the “Trademark”). Fifty Six Hope Road granted a worldwide, exclusive, terminable oral license to MCL to utilize the Trademark and further granted the right for MCL to grant to the Company an exclusive, terminable sub-license to use the Trademark.

Effective on August 5, 2011, the License Agreement was amended (the “Amended License Agreement”). In consideration for MCL entering into the Amended License Agreement, the Company agreed to assume $126,000 of obligations of MCL or its managing members by paying MCL or creditors identified by MCL or by MCL’s managing members. Upon the signing of the Amended License Agreement, the Company paid $55,000 with the balance to be paid thereafter in equal monthly installments over a period of 18 months, commencing with the first business day of the first month following the effective date.

Under the Amended License Agreement, MCL granted to the Company an exclusive right (the “Exclusive License”) to manufacture and market the name “Marley Coffee” within and to the United States of America (inclusive of its territories and possessions, the “U.S.”), Canada, U.S. and Canadian government and military facilities and installations worldwide, the United Mexican States (“Mexico”), and the nations of the Caribbean Sea (the foregoing countries and U.S. and Canadian government and military facilities are collectively referred to as the “Territory”), coffee in all its forms and derivations, regardless of portions, sizes or packaging (the “Licensed Products”) through “Licensed Distribution Channels” (defined as hotels, chain motels and similar lodging establishments, restaurants, companies engaged in providing on-site coffee services to for-profit or non-profit offices and other establishments, large chain (“big box”) retail stores, specialty grocery stores, food distributors and supply services, gas and other automotive/truck service stations, Internet-based wholesalers and retailers, and other businesses engaged in the sale of coffee products (either whole or ground beans or beverages) and accessories, excluding “coffee houses”).

MCL also granted to the Company an exclusive license to use, reproduce, and sublicense the use of and right to reproduce, the Trademark (whether directly or through affiliated or nonaffiliated sublicensees, in association with the manufacture, marketing, advertisement, promotion, performance, sale, supply and distribution of Licensed Products through the Licensed Distribution Channels. MCL granted to the Company a non-exclusive right to distribute, within and to the Territory, through the Licensed Distribution Channels, tea products and ready-to-use (or “instant”) coffee products (the “Non-Exclusive License,” and with the Exclusive License, the “License”). During the time of effectiveness of the License, MCL granted to the Company a revocable right to use the name “Marley Coffee” and reasonably similar variations thereof, subject to MCL’s consent, as its “doing business as” or “DBA” name but solely in connection with the Licensed Products and Services in the Licensed Distribution Channels in the Territory.

Under the Amended License Agreement, the Company has no right to establish, as a franchisor, franchising relationships for the retail sale of Licensed Products and Services. However, if MCL or an affiliate decides to franchise the right to sell Licensed Products and Services on a retail basis, following the development of such retail entities through the completion of up to 3 prototype establishments, the Company shall have a right of first refusal to develop new franchises in the territories identified by MCL as being available for franchisees in the U.S. The Company plans to utilize its relationship as a licensee of MCL to create products and distribute them, through our Roasting Agreement with Canterbury and the NCSV Agreement (see below), to the grocery, retail, online, service, hospitality, office coffee service and big box store industry market segments in the U.S., Canada and the Caribbean.

On April 25, 2011, the Company entered into an Exclusive Sales and Marketing Agreement (the “NCSV Agreement”) with National Coffee Service & Vending (“NCSV”). Pursuant to the NCSV Agreement, we agreed to appoint NCSV as our exclusive agent and distributor of “Jammin Java Coffee” brand roasted coffee within the U.S. in the office coffee vending, office products, water, and other industries featuring a “break room,” and divisions and offshoots thereof. Pursuant to the NCSV Agreement, we compensate NCSV based on a percentage of net profits (as defined) on sales fulfilled by NCSV.

Pursuant to the NCSV Agreement, NCSV is responsible for marketing and distributing the Products and we agreed to refer all inquiries for purchase of the Products to NCSV (subject to small quantities of Products being referred to separate sub-agents). We also agreed not to compete with NCSV for sales and to refer to NCSV any sales relating to the Products and segments covered by the NCSV Agreement.

The NCSV Agreement can be terminated by either party during the first year of the agreement (subject to the terms of the NCSV Agreement) and thereafter continues in effect, automatically renewing if not terminated as provided in the NCSV Agreement at the end of each successive year, for additional 2 year periods on a rolling basis. After the first year of the NCSV Agreement, the NCSV Agreement can only be terminated in the event of a breach of the NCSV Agreement (and then only by the non-breaching party) or if the terminating party pays the non-terminating party a lump sum equal to the estimated net profit which would have been due to the non-terminating party if the NCSV Agreement had remained in effect for an additional 24 months from the termination date of the NCSV Agreement (based on the prior 12 months’ net profit).

The Company primarily receives its coffee from 2 main suppliers; Canterbury Coffee Corporation (“Canterbury”) and European Roasterie, Inc. The Company generally provides these suppliers with desired taste profiles for various Company products, as well as related packaging and marketing materials, and the suppliers are generally responsible for sourcing and supplying the roasted beans for those products in quantities the Company orders from time to time.

In April 2010, we entered into a Supply and Toll Agreement (as amended, the “Supply Agreement”) with Canterbury, whereby Canterbury agreed to produce coffee products for the Company. Effective as of January 1, 2012, we entered Roasting and Distribution Agreement (the “Roasting Agreement”) with Canterbury which replaces the Supply Agreement and establishes the terms under which Canterbury will supply certain of the Company’s current coffee product offerings.

The Roasting Agreement is terminable by either party on 30 days’ notice. Pursuant to the Roasting Agreement, we provide Canterbury with pre-made bags bearing our logo and the Trademarks licensed through the License Agreement. Canterbury obtains the coffee beans and other ingredients, roasts, and prepares the coffee beans and packages our products in the bags we provide. Under the Roasting Agreement, we are responsible for carrying out sales and marketing for our products, provided that Canterbury pays the actual shipping costs to our licensed distributors and customers and receives the gross proceeds from the sale of our products, and we receive the net difference between the total cost of production and shipping of our products and the amount that Canterbury receives from the sale of such products to our distributors and customers. The prices set forth in the Roasting Agreement are subject to change based on prevailing market prices, with 30 days’ written notice. We bear all of the cost of bad debts or uncollectable accounts.

We operate with European Roasterie, Inc. under an oral contract with substantially similar terms to those of the Roasting Agreement.

SALES INITIATIVES

The Company’s objective is to position Marley Coffee as the premiere brand across all of the Licensed Distribution Channels. A major element of our strategy has been the amendment of the License Agreement with MCL discussed above.  Prior to the Amended License Agreement, the Company had a non-exclusive license to manufacture and market coffee through the office coffee service (“OCS”), hospitality, service and big box store industries.  Additionally, the Company also received a non-exclusive license to create cold, ready-to-make coffee drinks, teas and merchandise. The Amended License Agreement gives the Company an exclusive license in the U.S. (including its territories and possessions), Canada, Mexico and the nations of the Caribbean Sea to manufacture and market the name “Marley Coffee” and the responsibility for developing the brand based on the vision and core values of Rohan Marley and the Marley family movement, which is the creation of an organization that produces products in a sustainable way. The Amended License Agreement allows the Company to grow its existing line of business alongside the Marley Coffee brand and to add MCL’s current distribution business outlets, which include grocery, retail, merchandise and on-line businesses, to the Company’s existing distribution channels.

The Company has added all of MCL’s product lines (the 5 SKUs of Organic, Fair Trade, Kosher Certified 12oz Whole Bean bags) to its distribution business. The Company launched a lineup of 8oz ground and whole bean bags for the retail grocery market. The coffees are “Mystic Morning,” “Lively Up Espresso Blend,” “One Love Single Origin Ethiopian Yirgacheffe,” “Simmer Down (organic SWISS WATER® Decaf),” “Buffalo Soldier” and the Company’s latest breakfast blend “Get Up Stand Up.”

Sales to customers in the U.S. and Canada commenced in the fourth quarter of 2010. The Company has entered into informal sale arrangements, not documented by definitive agreements, with several coffee distributors, beverage services and retailers. In Canada, the Company has distribution channels directly to certain retailers and through the Canadian unit of United National Foods, Inc., a large publicly-traded wholesale distributor to the natural, organic, and specialty industry in the United States and Canada.

In the United States, for the commercial break room segment, the Company uses its national sales representatives National Coffee Service & Vending (NCS&V) to distribute to various retailers and distributors. These break-room distributors and their primary markets include First Choice Coffee Services (national distributor), Evans Coffee (Greater New York City), U.S. Coffee (Long Island), Javasmart (Delaware), Distillata (Ohio), Blue Tiger Coffee (Seattle and Los Angeles), Springtime Coffee (Philadelphia) and Coffee Perks (Florida). BC Coffee will serve as the Company’s re-distributor for the Florida market and Vistar will provide the Company’s products to its New England and Ohio customers.

Within the U.S. grocery and specialty retail segment, the Company is distributed through several distributors as well as going direct to certain retailers. Distributors include GMI for Southern California, Renaissance Foods for Northern California and Mulvadi for Hawaii. The Company’s products are sold through various retailers, including Whole Foods Market, Dean and Deluca, Molley Stones and other co-ops and various specialty grocers.

The Company has been building its distribution throughout the Caribbean. The Company recently announced its preferred OCS distribution deal with Coffee Works in Bermuda. A key goal of the Company is to saturate the Caribbean market with distribution of its products.

The Company has strengthened its on-line presence through the consolidation of MCL’s and the Company’s product lines. Cooking.com and Amazon.com carry the Company’s entire line of coffee. Our products are also being sold by other major on-line coffee retailers such as coffeewiz.com, bettercoffee.com, tikihutcoffee.com and coffeecow.com.

The Company also is in the recurring monthly program/coffee of the month business with its “Marley Coffee Monthly” program at www.MarleyCoffee.com. This program will allow consumers to select from its six sustainable, organic, ethically produced coffee bean offerings and the frequency with which they would like to receive the beans: in one-month, two-month, three-month or six-month intervals.

On October 11, 2011, the Company celebrated the kickoff of its Food Service program at Union County College in Cranford, New Jersey, with an event dubbed “Marley Coffee Day.” The company hopes to use this opportunity to launch into other college campuses and other food service marketplaces.

The Company is exploring the development of other business channels, including lodging and hospitality. The Company is developing products for the lodging/hospitality channel to facilitate the ability of travelers to use our coffee products in their hotel rooms. The Company continues to expand in the single serve arena and has developed a regionalized food service program that its existing customers can offer to this channel.

PATENTS, TRADEMARKS AND LICENSES

As discussed above, effective on March 31, 2010, the Company entered into the Asset Purchase Agreement and the License Agreement with MCL. Fifty Six Hope Road owns and controls the intellectual property rights in and to the late reggae performer, Robert Nesta Marley, professionally known as Bob Marley, including the Trademark. Fifty Six Hope Road granted a worldwide exclusive, non-terminable oral license to MCL to utilize the Trademark and further granted the right for MCL to grant to the Company a non-exclusive, terminable sub-license to use the Trademark. In accordance with the License Agreement, MCL granted to the Company a non-exclusive transferable sub-license for the worldwide rights to use the Trademark for the licensed products and distribution channels.

Consideration for the license of the Trademarks is as follows:

(1)	The Company entered into the Asset Purchase Agreement to sell all its interests in its Branding Development and Business Plan Development to MCL;
(2)	The Company assigned an agreement entered into with Rohan Marley, proprietor of farmland and improvements thereon located in Jamaica (the “Farm”) to lease the Farm commencing February 15, 2008 (the “Farm Lease Agreement”) to MCL and transferred to MCL all its interest in the Farm Lease Agreement and leasehold improvements on the Farm;
(3)	The Company agreed to issue to MCL ten million (10,000,000) shares of common stock of the Company as follows:
•	One Million (1,000,000) shares upon the execution of the License Agreement; and
•	One Million (1,000,000) shares on each yearly anniversary of the execution of the License Agreement for the following nine years.

On June 15, 2010, the Company retained DS Enterprises, an independent business valuation service, to provide financial advisory assistance in the accounting for the Trademark license acquisition, in accordance with ASC 820 (FASB 157) guidelines, and to assist the Company in one or more of the following: (i) determining the Trademark value and (ii) determining the fair valuation of the consideration (common stock) provided for in the acquisition using income, market and cost-oriented methods according to ASC 820. According to the valuation report dated June 19, 2010, the following factors were taken into consideration by DS Enterprises:

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

Management of the Company reviewed the valuation report and is satisfied that the report fairly values the transaction. Management evaluated the carrying value of the license and determined that no impairment existed at January 31, 3012 or 2011.

We entered into the License Agreement because we were of the view that MCL is better positioned to continue developing the Farm in a sustainable manner. The License Agreement also secures our rights to use the Trademarks. We also believed that the Company would be better suited to focus on the service, hospitality, office coffee services and “big box” market segments, whereas MCL would focus on the high-end retail market.

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

COMPETITION

Competition in the hospitality and coffee markets is intense and we expect it to increase. Our most significant competitors, include premium coffee companies such as Starbucks, Tully’s, Seattle’s Best, Peet’s Coffee, Green Mountain Coffee, Farmer’s Brothers and other national, local and regional companies in the grocery retail and office coffee service and hospitality industry market, many of which have substantially greater financial, sales, marketing and human resources than we do.

We believe that our customers choose among coffee brands based on the total value proposition that includes quality, variety, convenience, personal taste preference and price. We believe that our market share in the category is driven by the quality of our product, while being competitively priced in the premium category. Our strategy is to enter into regional markets and concentrate our marketing efforts into those areas. If we are able to increase our market penetration in those regional markets, we expect to expand our marketing efforts into additional regional markets.

PRODUCT RESEARCH AND DEVELOPMENT

We did not expend any significant funds on research and development activities for the fiscal years ending January 31, 2012 or January 31, 2011.

EMPLOYEES

As of April 30, 2012, we had three full-time employees and no part-time employees. We also utilize independent contractors and consultants to assist us with key functions. Our agreements with these independent contractors and consultants are usually short-term. We believe that our relations with our employees, independent contractors and consultants are good. None of our employees are represented by a union or covered by a collective bargaining agreement.

AVAILABLE INFORMATION

We are subject to the information and reporting requirements of the Securities Exchange Act of 1934, or the Exchange Act, under which we file periodic reports, proxy and information statements and other information with the United States Securities and Exchange Commission, or SEC. Copies of the reports, proxy statements and other information may be examined without charge at the Public Reference Room of the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549, or on the Internet at http://www.sec.gov. Copies of all or a portion of such materials can be obtained from the Public Reference Room of the SEC upon payment of prescribed fees. Please call the SEC at 1-800-SEC-0330 for further information about the Public Reference Room.

Financial and other information about Jammin Java is available on our website (www.jamminjavacorp.com). Information on our website is not incorporated by reference into this report. We make available on our website, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC.

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

We generated sales of approximately of $402,700 for the fiscal year ended January 31, 2012; however, we had a net loss of $2,466,039 for the fiscal year ended January 31, 2012. We believe that we will have sufficient capital to continue our business operations for the next 12 months with receipts from sales generated and funds that we raised through the May 2011 Straight Path Investment (see Part II of this Report on Form 10-K under the caption “Recent Sales of Unregistered Securities – Straight Path Capital.”). However, we have never generated net income through the sale of our products and can make no assurances that net income will develop in the future, if at all. Moving forward, we hope to build awareness of our redesigned and updated website, www.jamminjavacorp.com and www.marleycoffee.com to in turn create demand for our products and sales, of which there can be no assurance.

Our auditors have expressed substantial doubt as to whether our Company can continue as a going concern.

We have not generated sufficient revenues to support our operations to date and have incurred substantial losses. The Company has an accumulated deficit of $3,040,865 and working capital of $968,463, at January 31, 2012. In connection with our January 31, 2012 audit, our auditor has raised substantial doubt about the Company’s ability to continue as a going concern.

We may not be able to successfully manage our growth, which could lead to our inability to implement our business plan.

Our growth is expected to place a significant strain on our managerial, operational and financial resources, especially considering that we currently only have two executive officers –Brent Toevs, CEO and Anh Tran, President, Chief Operating Officer, Secretary and Treasurer. Further, as we enter into additional contracts, we will be required to manage multiple relationships with various businesses and other third parties. These requirements will be exacerbated in the event of our further growth. There can be no assurance that our systems, procedures and/or controls will be adequate to support our operations or that our management will be able to achieve the rapid execution necessary to successfully implement our business plan. If we are unable to manage our growth effectively, our business, results of operations and financial condition will be adversely affected, which could lead to us being forced to abandon or curtail our business plan and operations.

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

We lack significant operating history which investors can use to evaluate our previous earnings. The Company was a shell company as recently as November 2011. Therefore, an investment in us is risky because we have little business history and it is hard to predict what the outcome of our business operations will be in the future.

We rely upon key personnel and if they leave us, our business plan and results of operations could be adversely affected.

We rely heavily on our Chief Executive Officer, Brent Toevs, our President, Chief Operating Officer, Secretary and Treasurer, Anh Tran, and the Chairman of our Board of Directors, Rohan Marley, for our success. Their experience and input create the foundation for our business and are responsible for the directorship and control over our activities. Moving forward, should we lose the services of these individuals for any reason, we will incur costs associated with recruiting a replacement and delays in our operations. If we are unable to replace such principal with another suitably trained individual or individuals, we may be forced to scale back or curtail our business plan and activities. As a result of this, your investment in us could become devalued or worthless. We currently have an aggregate of $1 million in Directors and Officers’ liability insurance in place covering our officers and directors.

We rely on our Amended License Agreement with Marley Coffee, our Roasting Agreement with Canterbury and the NCSV Agreement for our operations and revenues.

Effective March 31, 2010, we entered into the License Agreement with MCL, a private limited liability company of which Rohan Marley, one of our directors, has a 33% ownership interest and serves as a Manager, and one of our former Directors and former majority shareholders has a 29% ownership interest and serves as a Manager. The License Agreement was amended on August 5, 2011. Fifty Six Hope Road owns and controls the intellectual property rights in and to the late reggae performer, Robert Nesta Marley, professionally known as Bob Marley, including the Trademark. Fifty Six Hope Road granted a worldwide exclusive, terminable oral license to MCL to utilize the Trademark and further granted the right for MCL to grant to the Company an exclusive, terminable sub-license to use the Trademark for the licensed products and distribution channels.

In January 2012, we and Canterbury entered into a Roasting Agreement with Canterbury, which is terminable by either party on 30 days written notice. Pursuant to the Roasting Agreement, we provide Canterbury with pre-made bags bearing our logo and the Trademarks licensed through the License Agreement. Canterbury obtains the beans and other ingredients for, roasts, prepares and packages the coffee beans for our products and packages them in the bags which we provide to Canterbury. Under the Roasting Agreement, we are responsible for carrying out sales and marketing for our products, provided that Canterbury pays the actual shipping costs to our licensed distributors and customers and receives the gross proceeds from the sale of our products, and we receive the net difference between the total cost of production and shipping of our products and the amount that Canterbury receives from the sale of such products to our distributors and customers.

On April 25, 2011, the Company entered into an Exclusive Sales and Marketing Agreement (the “NCSV Agreement”) with National Coffee Service & Vending (“NCSV”). Pursuant to the NCSV Agreement, we agreed to appoint NCSV as our exclusive agent and distributor of “Jammin Java Coffee” brand roasted coffee within the U.S. in the office coffee vending, office products, water, and other industries featuring a “break room,” and divisions and offshoots thereof. Pursuant to the NCSV Agreement, we compensate NCSV based on a percentage of net profits (as defined) on sales fulfilled by NCSV.

We anticipate generating revenue moving forward solely as a result of the sale of coffee bearing the Trademarks, which we source primarily under our Roasting Agreement with Canterbury and European Roasterie, Inc. and which we distribute primarily through the NCSV Agreement. As a result, if the Amended License Agreement was to be terminated, the Roasting Agreement, or the NCSV Agreement were terminated or not renewed, our operations could be adversely effected, our revenues (if any), could be adversely affected and we could be forced to curtail or abandon our operations, causing any investment in the Company to decline in value or become worthless.

Competition for coffee products and coffee brands is intense and could affect our future sales and profitability.

The coffee industry is highly fragmented. Competition in coffee products and brands are increasingly intense as relatively low barriers to entry encourage new competitors to enter the marketplace. In addition, we believe that maintaining and developing our brands is important to our success and the importance of brand recognition may increase to the extent that competitors offer products similar to ours. Many of our current and potential competitors have substantially greater financial, marketing and operating resources and access to capital than we do. Our primary competitors include Starbucks, Tully’s, Seattle’s Best, Peet’s Coffee, Green Mountain Coffee, Farmer’s Brothers and other companies in the office coffee service and hospitality industry market. If we do not succeed in effectively differentiating ourselves from our competitors in the coffee industry, including by developing and maintaining our brands, or our competitors adopt our strategies, then our competitive position may be weakened and our sales of coffee, and accordingly our future revenues (if any), may be materially adversely affected.

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

If we fail to continue to develop and maintain our brand, our business could suffer.

We believe that maintaining and developing our brand is critical to our success and that the importance of brand recognition may increase as a result of competitors offering products similar to ours. Our brand building initiative involves increasing the availability of our products on the Internet, in grocery stores, licensed locations and foodservice locations to increase awareness of our brand and create and maintain brand loyalty. If our brand building initiative is unsuccessful, we may never recover the expenses incurred in connection with these efforts and we may be unable to increase our future revenue or implement our business strategy. As part of our brand building initiative, we may revise our packaging or make other changes from time to time. If these changes are not accepted by customers, our business could suffer.

Our success in promoting and enhancing our brand will also depend on our ability to provide customers with high quality products and customer service. Although we take measures to ensure that we sell only high-quality coffee, we have no control over our coffee products once purchased by customers. Accordingly, customers may prepare coffee from our products in a manner inconsistent with our standards, store our coffee for long periods of time or resell our coffee without our consent, which in each case, potentially affects the quality of the coffee prepared from our products. If customers do not perceive our products to be of high quality, then our reputation and the value of our brand may be diminished and, consequently, our ability to implement our business strategy may be adversely affected.

Coffee costs have been very volatile over the last two years and increases in the cost of high-quality coffee beans could impact the profitability of our business.

In the past two years, we have experienced a dramatic increase in the price volatility of Arabica coffee traded on New York Board of Trade. While we do not purchase coffee on the commodity markets, price movements in the commodity trading of Arabica coffee beans impact the prices we pay. We expect the coffee commodity market to continue to be challenging as it continues to be influenced by worldwide supply and demand, the relative strength of the United States Dollar and speculative trading. Coffee prices can also be affected by multiple factors in the producing countries, including weather, natural disasters, political and economic conditions, export quotas or similar factors.

Decreases in the availability of high-quality coffee beans could impact the profitability and growth of our business.

If we are not able to purchase sufficient quantities of high-quality coffee beans due to any of the above factors, we may not be able to fulfill the demand for our coffee, our revenue may decrease and our ability to expand our business may be negatively impacted.

Besides coffee, we face exposure to other commodity cost fluctuations, which could impair our profitability.

In addition to the increase in coffee costs discussed above, we are exposed to cost fluctuation in other commodities, including milk and gasoline. In addition, an increase in the cost of fuel could indirectly lead to higher electricity costs, transportation costs and other commodity costs. Much like coffee costs, the costs of these commodities depend on various factors beyond our control, including economic and political conditions, foreign currency fluctuations and global weather patterns. To the extent that we are unable to pass along such costs to our customers through price increases, our margins and profitability will decrease.

Adverse public or medical opinion about caffeine may harm our business.

Our coffee contains significant amounts of caffeine and other active compounds, the health effects of some of which are not fully understood. A number of research studies conclude or suggest that excessive consumption of caffeine may lead to increased heart rate, nausea and vomiting, restlessness and anxiety, depression, headaches, tremors, sleeplessness and other adverse health effects. An unfavorable report on the health effects of caffeine or other compounds present in coffee could significantly reduce the demand for coffee, which could harm our business and reduce our sales and profits. Also, we could become subject to litigation relating to the existence of such compounds in our coffee; any such litigation could be costly and could divert management attention.

Adverse publicity regarding product quality or food and beverage safety, whether or not accurate, may harm our business.

We may be the subject of complaints or litigation from customers alleging beverage and food-related illnesses or other quality, health or operational concerns. Adverse publicity resulting from such allegations may materially adversely affect us, regardless of whether such allegations are true or whether we are ultimately held liable. In addition, any litigation relating to such allegations could be costly and could divert management attention.

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

Our success will depend in part on our ability to maintain and enforce the Trademark we license through the License Agreement (described above) and additional trademarks and service marks (together with the Trademark, the “Marks”) registered by the Company. In the future, competitors or other third parties could claim that the Marks infringe on their rights, which could force us to defend infringement actions or challenge the validity of the third parties’ trademarks in court. Furthermore, we may have to take action, file lawsuits and expend significant resources in the future to protect the Marks and stop other parties from infringing on the use of such Marks and we cannot assure you that we will have sufficient resources to pursue such litigation or actions. Any expenses we are forced to expend in defending our Marks or stopping third parties from infringing on such Marks will decrease the amount of working capital we have available for our business activities and could cause us to curtail or abandon our operations.

There is currently a volatile, sporadic and illiquid market for our common stock on the Over-The-Counter Bulletin Board.

Our securities are currently quoted on the OTCBB under the symbol “JAMN,” however, we currently have a volatile, sporadic and illiquid market for our common stock, which is subject to wide fluctuations in response to several factors, including, but not limited to:

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

The market and value of our common stock may be negatively affected by various unauthorized and unaffiliated internet stock promoters and the SEC’s investigation of such promoters.

In May 2011, we learned that unauthorized and unaffiliated Internet-based stock promoters have been promoting short-term investments of the Company’s common stock in publications that they characterize as “stock reports” and on their websites. Such websites often suggest that significant short-term profits can be made by purchasing the Company’s common stock. The SEC has been conducting a non-public and confidential inquiry in order to determine whether these activities violate securities laws. The Company believes that neither the Company nor anyone affiliated with it is a target of the SEC’s investigation.

The activities of the unauthorized and unaffiliated internet stock promoters have been promoting short-term investments in the company’s common stock may have created artificial demand for, and artificially inflated the price of, the Company’s common stock. Such activities may therefore lead to a decline in the price of the Company’s common stock and increased trading volume and volatility of the Company’s common stock. Additionally, the activities of these stock promoters and the resulting SEC investigation may be perceived negatively by potential investors and therefore could adversely affect the market for and/or the value of our stock.

Because until recently we were a “shell company,” shareholders who hold shares of our common stock that are deemed restricted securities may not yet resell those shares pursuant to Rule 144.

In various private placements we have issued shares of our common stock that are deemed restricted securities, which may not be resold absent the registration of such shares with the SEC or an exception from such registration. Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”), may permit a person who owns restricted shares to sell those shares without registration with the SEC, provided that various conditions are met, including that such person has held the shares for a prescribed period, which will be 6 months or 1 year, depending on various factors. However, because we were previously a “shell company” (a company that has no or nominal operations; and, either no or nominal assets; assets consisting solely of cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets), holders of restricted shares of our common stock may only sell their shares under Rule 144 if we meet (and continue to meet) the following additional conditions:

•	We have ceased to be a shell company;
•	We are subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act;
•	We have filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than current reports on Form 8-K; and
•	At least one year has elapsed from the time that we filed current comprehensive disclosure known as “Form 10 Information” with the SEC reflecting our status as an entity that is not a shell company.

We currently do not meet the condition described in the fourth bullet point above and therefore holders of restricted shares of our common stock may not resell those shares under Rule 144. Upon the filing of this annual report on Form 10-K, the Company believes it will have filed the required Form 10 Information with the SEC reflecting the Company’s status as an entity that is not a shell company. Any stockholder of the Company who received our restricted securities will not be able to sell them pursuant to Rule 144 without registration under the Securities Act, as amended, until we have met all of the above-listed conditions, and then only for so long as we continue to meet those conditions and are not a shell company. No assurance can be given that we will meet each these conditions or that, if we have met each of them, we will continue to do so, or that we will not again be a shell company. Further, it may be harder for us to fund our operations and pay our employees and consultants with our securities instead of cash, and to raise funding through the sale of debt or equity securities unless we agree to register such securities with the SEC, which could cause us to expend additional resources in the future. Until greater liquidity with respect to our restricted securities is achieved, we may face difficulties in raising additional funds, hiring employees, engaging consultants and using our securities to pay for any acquisitions, which could materially and negatively affect our business and the value of shares of the Company’s common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

As of April 23, 2012, we rent a virtual executive suite for our corporate headquarters in Beverly Hills, California. Under the agreement, we are not allocated any specific amount of office space but have access to office and conference room space on an as needed basis. Our monthly rental costs vary based on our actual space and office service usage. Mr. Anh Tran, our president, has personally guaranteed our obligations under the virtual executive suites agreement. If we fail to pay our obligations under the virtual executive suites agreement and Mr. Tran pays such amounts pursuant to his personal guarantee, we will be obligated to repay Mr. Trans for any such amounts paid by him. We believe that our current facilities are sufficient for the current operations of our business and we believe that suitable additional space in various applicable local markets is available to accommodate any needs that may arise.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information and Holders

Our common stock is traded on the OTCBB under the symbol “JAMN.”

The table below shows the high and low per-share bid information for our common stock for the periods as indicated as reported by the OTCBB.  These prices are based on quotations between dealers, which do not reflect retail mark-up, markdown or commissions, and do not necessarily represent actual transactions.  Our common stock trades on a limited, sporadic and volatile basis.

	PRICE RANGES
QUARTER ENDED	HIGH	LOW
Fiscal Year Ended January 31, 2012
January 31, 2012	$0.46	$0.24
October 31, 2011	$1.23	$0.37
July 31, 2011	$6.35	$0.55
April 30, 2011	$2.41	$0.53

Fiscal Year Ended January 31, 2011
January 31, 2011*	$0.65	$0.65
October 31, 2010*	$0.17	$0.17
July 31, 2010	$1.25	$0.10
April 30, 2010	$1.01	$0.89

*	Our common stock was briefly delisted from the OTCBB in September 2010, automatically due to Rule 15c2-11, but our common stock was re-quoted on the OTCBB in January 2011.

Approximate Number of Equity Security Holders

As of April 23, 2012, there were 19 shareholders of record of the common stock. This number does not include stockholders for whom shares were held in “nominee” or “street name”.

In addition to being quoted on the OTCBB, the Company’s common stock was previously traded on a public securities market in British Columbia, Canada. Because the Company did not comply with certain Canadian securities filings requirements, the Company’s common stock is no longer eligible to trade on the British Columbia market and is subject to a Cease Trade Order. At this stage in the Company’s development, the Company has determined to invest its resources in other aspects of its business rather than incurring the significant expense to regain compliance with the British Columbia market’s requirements.

Dividends

We have never declared or paid any cash dividends on our common stock, and we do not anticipate paying any dividends on our common stock in the foreseeable future.  We intend to retain all earnings, if any, for the foreseeable future for use in the operation of our business and to fund future growth of our business.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information, as of January 31, 2012, with respect to our compensation plans under which common stock is authorized for issuance. We grant options to officers, directors, employees and consultants under our Equity Compensation Plan. We believe that the exercise price for all of the options set forth below reflects at least 100% of the fair market value on the dates of grant for the options at issue.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (A)	Weighted-average exercise price of outstanding options, warrants and rights (B)	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column A) (C)

Equity compensation plans approved by shareholders	20,000,000	$0.40	12,800,000

Equity compensation plans not approved by shareholders	-0-	-0-	-0-

Total	20,000,000	$0.40	12,800,000

2011 Equity Compensation Plan

The 2011 Equity Compensation Plan (the “Equity Compensation Plan”) is intended to secure for the Company the benefits arising from ownership of the Company's common stock by the employees, officers, directors and consultants of the Company, all of whom are and will be responsible for the Company's future growth.  The Equity Compensation Plan is designed to help attract and retain for the Company and its affiliates personnel of superior ability for positions of exceptional responsibility, to reward employees, officers, directors and consultants for their services and to motivate such individuals through added incentives to further contribute to the success of the Company and its affiliates.

Pursuant to the Equity Compensation Plan, the Board of Directors (or a committee thereof) has the ability to award grants of incentive or non-qualified options, restricted stock awards, performance shares and other securities as described in greater detail in the Equity Compensation Plan to the Company’s employees, officers, directors and consultants.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis in conjunction with our Consolidated Financial Statement and related Notes thereto included in Part II, Item 8 of this Report and the “Risk Factors” included in Part I, Item IA of this Report, before deciding to purchase, hold or sell our common stock.

Overview

We are in the business of providing premium roasted coffee through all of our distribution channels, which include, but are not limited to, the service, hospitality, office coffee service and “big box” store markets. We intend to develop a significant market share of the category and achieve a leadership position by capitalizing on the global recognition of the Marley name through a co-branding relationship with MCL. Through a licensing agreement with MCL, the Company has the worldwide right to use, and sublicense, the intellectual property rights in and to the late reggae performer, Robert Nesta Marley, professionally known as Bob Marley, including “Marley Coffee”.

Pursuant to the Company’s Amended License Agreement with MCL, the Company markets the name “Marley Coffee” within the U.S. (including its territories and possessions), Canada, Mexico and the nations of the Caribbean Sea to sell coffee in any form or derivation through any distribution channel, provided that the Company may not use the brand “Marley Coffee” through coffee houses or coffee shop franchises.

The Company also may distribute tea products and instant coffee products. During the time of effectiveness of the License, MCL granted to the Company a revocable right to use the name “Marley Coffee” and reasonably similar variations thereof, subject to MCL’s consent, as its “doing business as” or “DBA” name but solely within the scope of the License.

On April 25, 2011, the Company entered into an Exclusive Sales and Marketing Agreement (the “NCSV Agreement”) with National Coffee Service & Vending (“NCSV”). Pursuant to the NCSV Agreement, we agreed to appoint NCSV as our exclusive agent and distributor of “Jammin Java Coffee” brand roasted coffee within the U.S. in the office coffee vending, office products, water, and other industries featuring a “break room,” and divisions and offshoots thereof. Pursuant to the NCSV Agreement, we compensate NCSV based on a percentage of net profits (as defined) on sales fulfilled by NCSV.

During the year ended January 31, 2012 (“Fiscal 2012”) we grew from a development stage company to a fully functional organization. We raised $2,525,000 in private placements, which allowed us to hire additional personnel, more effectively market our products and increase our business lines.

Results of Operations

Year Ended January 31, 2012 Compared with Year Ended January 31, 2011

Sales Revenue.   Sales revenue for the for the fiscal year ended January 31, 2012 was $402,700, an increase of $401,661, as compared with sales revenue of $1,037 for the fiscal year ended January 31, 2011.  Sales revenue increased as a result of the Company’s continued maturation from its development stage.

Cost of Sales. Cost of sales for the fiscal year ended January 31, 2012 was $340,395, an increase of $338,704 as compared to $1,691 for the fiscal year ended January 31, 2011. The increase in the cost of sales was in direct correlation to the Company’s growth.

Compensation and Benefit Expenses. Compensation and benefits for the fiscal year ended January 31, 2012, were $939,317 as compared to $-0- for the fiscal year ended January 31, 2011. The increase was a result of stock compensation expenses associated with options granted.

Selling and Marketing Expenses. Selling and marketing expenses for the fiscal year ended January 31, 2012, were $221,888, an increase of $217,895, as compared to $3,993 in expenses for the fiscal year ended January 31, 2011.  The increase was principally the result of marketing expenses related to the ramping up of sales operations.

General and Administrative Expenses.  General and administrative expenses for the fiscal year ended January 31, 2012, were $1,369,372, an increase of $1,222,784, as compared to $146,588 in expenses for the fiscal year ended January 31, 2011.  The increase was principally the result of increased professional fees, payroll and corporate reporting expenses.

Net Loss.   We incurred a net loss of $2,466,039 for the fiscal year ended January 31, 2012, compared to $151,235 for the fiscal year ended January 31, 2011. The principal reason for the increase was an increase in professional fees, payroll, selling expenses, corporate reporting expenses and stock compensation expenses associated with options granted.

Rising coffee commodity prices generally negatively affects our net income. However, in the latter part of the fiscal quarter ended January 31, 2012, coffee commodity prices fell, resulting in a positive impact on our net income.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2012, we had total assets of $1,832,849, consisting of current assets of $1,056,946, including cash of $835,878, prepaid expenses and other current assets of $221,068 and long-term assets including property and equipment of $9,903 and license agreement of $766,000. This compares to total assets of $861,185 on January 31, 2011.

At January 31, 2012, we had total liabilities consisting solely of current liabilities of $88,483 and $71,997 as of January 31, 2011.   Current liabilities included $51,275 of notes payable in connection with the amended license agreement with Marley Coffee, discussed in Note 4 of the Footnotes to the Financial Statements, and $37,208 of accounts payable.

At January 31, 2012, we had working capital of $986,463 and a total accumulated deficit of $3,040,865.

For the fiscal year ended January 31, 2012, although we generated sales of approximately of $402,700, we had a net loss of $2,466,039. We believe that we will have sufficient capital to continue our business operations for the next 12 months with receipts from sales generated and funds that we raised in the private placement with Straight Path Capital in 2011. However, we have never generated net income through the sale of our products and can make no assurances that net income will develop in the future, if at all.

Our ability to meet our obligations in the ordinary course of business is dependent upon our ability to sell our products directly to end-users and through distributors, establish profitable operations through increased sales and decreased expenses, and obtain additional funds when needed. Management intends to increase sales by increasing our product offerings, expanding our direct sales force and expanding our distributor relationships both domestically and internationally.

There can be no assurance that we will be able to increase sales, reduce expenses, or obtain additional financing, if necessary, at a level to meet our current obligations. As a result, the opinion we have received from our independent registered public accounting firm on our consolidated financial statements contains an explanatory paragraph stating that there is a substantial doubt regarding our ability to continue as a going concern.

The accompanying financial statements have been prepared on a going concern basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include adjustments relating to the recoverability of recorded asset amounts or the amounts or classification of liabilities that might be necessary should we be unable to continue as a going concern.

Cash Requirements For Next 12 Months

During the next 12 months, we estimate our required funding expenditures to be $595,000 consisting of $345,000 in Marketing and Advertising Costs and $250,000 in General and Marketing Costs.

From time to time, we may attempt to raise capital through either equity or debt offerings. Our capital requirements will depend on many factors, including, among other things, the rate at which our business grows, with corresponding demands for working capital and expansion capacity. We could be required, or may elect, to seek additional funding through public or private equity, debt financing or bank financing. However, a credit facility, or additional funds through public or private equity or other debt financing, may not be available on terms acceptable to us or at all, or that any such financing activity would not be dilutive to our stockholders. Without additional funds and/or increased revenues, we may not have enough cash or financial resources to operate for the next twelve months.

Obligation to Issue Additional Shares

MCL currently beneficially owns 3,000,000 restricted shares of our Common Stock pursuant to our obligation in the License Agreement to issue a total of 10,000,000 restricted share of our Common Stock to MCL in annual installments of 1,000,000 share installments on March 31 of each year through March 31, 2019. As such, the License Agreement obligates us to issue MCL an additional 7,000,000 shares. The securities issued to MCL under the License Agreement were offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act, and thus have not been registered under the Securities Act.

Consolidated Cash Flows

We had net cash flows used in operating activities of $1,479,739 for the fiscal year ended January 31, 2012, which was mainly due to $2,466,039 of net loss and an increase in prepaid expenses and other current assets of $47,280 offset by $939,317 of stock issued for services and accounts payable of $13,147.

We had net cash provided by financing activities of $2,324,839 for the fiscal year ended January 31, 2012, of which $2,460,000 was from the sale of common stock attributable to the Investment by Straight Path.

Off Balance Sheet Arrangements:

None.

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

Stock-Based Compensation. On January 1, 2006, we adopted the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 718 which establishes accounting for equity instruments exchanged for employee service. We utilize the Black-Scholes option pricing model to estimate the fair value of employee stock based compensation at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected life. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation. These assumptions are subjective and generally require significant analysis and judgment to develop. When estimating fair value, some of the assumptions will be based on, or determined from, external data and other assumptions may be derived from our historical experience with stock-based payment arrangements. The appropriate weight to place on historical experience is a matter of judgment, based on relevant facts and circumstances.

We estimated volatility by considering historical stock volatility. We have opted to use the simplified method for estimating the expected term of stock options equal to the midpoint between the vesting period and the contractual term.

Revenue Recognition. All revenue is recognized when persuasive evidence of an arrangement exists, the service or sale is complete, the price is fixed or determinable and ability to collect is reasonably assured. Revenue is derived from the sale of coffee products and is recognized on a gross basis upon shipment. The Company utilizes a third party for the production and fulfillment of orders placed by customers. Customers order directly from the Company and accordingly, the Company acts as a principal, takes title to the products, and has the risks and rewards of ownership, such as the risk of loss for collection, delivery and returns.

Impairment of Long-Lived Assets. Long-lived assets consist of a license agreement that was recorded at the estimated cost to acquire the asset (See Note 3). The license agreement is reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their estimated fair values. Management evaluated the carrying value of the license and determined that no impairment existed at January 31, 2012 or 2011.

Recently Issued Accounting Pronouncements

In September 2011, the FASB issued ASU 2011-08, Goodwill and Other (Topic 350): Testing Goodwill and Other Assets for Impairment, which simplifies goodwill and other asset impairment tests. The new guidance states that a qualitative assessment may be performed to determine whether further impairment testing is necessary and is effective beginning fiscal years and interim periods beginning after December 15, 2011. The Company is evaluating the impact of adopting this ASU on the Company’s financial position or results of operations.

Other accounting standards and exposure drafts, such as exposure drafts related to revenue recognition, lease accounting, loss contingencies, comprehensive income and fair value measurements, that have been issued or proposed by the FASB or other standards setting bodies that do not require adoption until a future date are being evaluated by the Company to determine whether adoption will have a material impact on the Company’s financial statements

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and supplementary data, along with reports of independent registered public accounting firms thereon, are presented beginning on page F-3 of this annual report on Form 10-K and are incorporated herein by reference.

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

Management’s Annual Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. The Company's internal control over financial reporting is a process designed under the supervision of the Company's Chief Executive Officer and Principal Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (US GAAP) and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•	provide reasonable assurance that the transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and Directors;

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements;

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•	provide reasonable assurance that the transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and Directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

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

A material weakness is a deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at January 31, 2012:

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

Management believes that the material weaknesses set forth in items (1) through (4) above did not have an effect on the Company's financial reporting during the year ended January 31, 2012.

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

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There was no change in internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our executive officers and directors are as follows:

Name	Age	Position
Brent Toevs	46	Chief Executive Officer and Director
Anh Tran	35	President, Chief Operating Officer, Secretary, Treasurer and Director
Rohan Marley	39	Director

Biographical information for our officer and Directors are set forth below:

Brent Toevs has served as Chief Executive Officer and Director since August 2011. From 2001 to 2011 Mr. Toevs was co-founder and partner of National Coffee Service & Vending (NCSV), a consulting firm providing sales agents and consultants in the office coffee and foodservice industries. NCSV represents and directs sales nationally and regionally for numerous coffee brands. From 1999 to 2001, Mr. Toevs served as the Vice President of Sales for USRefresh Coffee & Vending where he was responsible for OCS sales and marketing in the United States and Canada. From 1996 to 1999 Mr. Toevs held senior positions of increasing responsibility at USRefresh at its headquarters in Ottawa, Ontario. While at USRefresh, Mr. Toevs served as the president where he oversaw sales, marketing and customer service and established the Canadian division for the parent company and in sales management where he expanded sales and increased sales revenue. As our Chief Executive Officer, Mr. Toevs is directly involved in all aspects of our operations. Mr. Toevs’ extensive experience in corporate business development within the coffee foodservice industry, in addition to executive leadership and management experience, provide valuable insight to the board of directors.

Anh Tran has served as President, Chief Operating Officer, Secretary, Treasurer and Director since August 2011. Mr. Tran began working for the Company in February 2010 and served as Chief Executive Officer, President, Principal Financial Officer, Secretary and Director of the Company from May 2010 to August 2011.  From January 2005 to February 2010, Mr. Anh served as the chief executive officer of Greencine.com, an online independent movie distribution service.  During his tenure with Greencine.com, Mr. Tran led the company to numerous awards and was one of the first in its field to distribute paid content online.  Prior to that, he was a technology strategy consultant for Arthur Andersen. Mr. Tran was involved with business process reengineering for Fortune 500 technology companies and worked closely with corporate executives to strategically plan for the future. As a consultant for Arthur Andersen, Mr. Tran worked on Siebel Systems’ customer relationship management implementations. Mr. Tran received a fellowship at the prestigious Coro Fellowship Program in San Francisco and holds a B.A. from the University of California at Los Angeles. As our President, Chief Operating Officer, Secretary and Treasurer, Mr. Tran has extensive experience leading start-up companies.  He also has a history working with consumer products and international markets and utilizes those experiences to run the day to day operation of the Company as well as to work to grow the Company on an international level. Mr. Tran’s experience with the Company’s operations and his ability to provide operational insight led the board to conclude that Mr. Tran should serve as a director.

Rohan Marley has served as a Director of the Company since March 2008. Mr. Marley is the son of late reggae artist Bob Marley and is heavily involved in all of the family businesses including 56 Hope Road Music, Bob Marley Music, Zion Rootswear as well as various land and resort holdings across the globe.

From July 2010 to the present, Mr. Marley has served as Chairman of Marley Coffee, Ltd., a limited company formed under the laws of Jamaica in July 2010 with a principal place of business in Kingston, Jamaica.   Marley Coffee is in the business of producing coffee and selling it through various distribution outlets including through Marley Coffee, LLC. Since February 2009, Mr. Marley has served as Co-Manager of MCL, which is in the business of producing coffee and selling it through various distribution outlets including through Jammin Java pursuant to a license from Marley Coffee. From January 2006 to February 2009, Mr. Marley was an entrepreneur principally engaged in planning and developing the business plan for MCL and the Marley Coffee brand.  Mr. Marley has been in the coffee business since 1999 when he bought a farm in the Blue Mountain region of Jamaica and began his career in the business of organic coffee farming.   In addition, during the past 15 years, Mr. Marley has been deeply involved in Marley family businesses which seek to spread the message of his father, music icon, Bob Marley, through numerous product distribution and co-branding arrangements and other strategic alliances. In 2004 Mr. Marley founded Tuff Gong Clothing, a privately held clothing designer. Mr. Marley believes strongly in giving back to human causes and communities in need.  To help promote happiness and prosperity, Marley Coffee created and continues to support the Kicks For Cause Foundation, a youth soccer program that helps enrich and inspire the lives of underprivileged children. Mr. Marley’s leadership in creating the vision for the Company and his experience helping run his family’s businesses are of great value to the board.

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

Our Company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for Directors. The Board of Directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our Company does not currently have any specific or minimum criteria for the election of nominees to the Board of Directors and we do not have any specific process or procedure for evaluating such nominees. The Board of Directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our Board of Directors may do so by directing a written request addressed to our President, at the address appearing on the first page of this filing.

Code of Ethics

Effective October 1, 2008, our Company’s Board of Directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our officers and Directors. We have posted the text of the Code of Business Conduct and Ethics on our Internet website at www.jamminjavacoffee.com and have filed it with the U.S. Securities and Exchange Commission on May 17, 2011 as Exhibit 14.1 to the Company’s Annual Report on Form 10-K. A copy of the Code of Business Conduct and Ethics can also be obtained free of charge by writing to Anh Tran, Jammin Java Corp., 8200 Wilshire Blvd., Suite 200, Beverly Hills, CA 90211.

Corporate Governance

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the Securities and Exchange Commission (the “SEC”) and in other public communications made by the Company and strives to be compliant with applicable governmental laws, rules and regulations.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership. These reporting persons are required by SEC regulations to furnish us with copies of all such reports they file. To our knowledge, based solely on our review of the copies of such reports furnished to us and written representations from certain insiders that no other reports were required, we believe all of the reporting persons complied with all applicable Section 16(a) filing requirements applicable to them with respect to transactions during the fiscal year ended January 31, 2012.

ITEM 11. EXECUTIVE COMPENSATION.

Executive Officer Compensation

The following table sets forth certain information concerning compensation earned by or paid to certain persons who we refer to as our “Named Executive Officers” for services provided for the fiscal year ended January 31, 2012. Our Named Executive Officers include persons who (i) served as our principal executive officer or acted in a similar capacity during 2011, (ii) were serving at fiscal year-end as our two most highly compensated executive officers, other than the principal executive officer, whose total compensation exceeded $100,000, and (iii) if applicable, up to two additional individuals for whom disclosure would have been provided as a most highly compensated executive officer, but for the fact that the individual was not serving as an executive officer at fiscal year-end.

Summary Compensation Table

Name & Principal Position	Year	Salary	Bonus	Options Awards(1)	All Other Compensation	Total
Brent R. Toevs	2012	$63,239	$0	$861,211	$0	$924,450
Chief Executive Officer (Principal Executive Officer)	2011	$0	$0	$0	$0	$0
Anh T. Tran	2012	$80,000	$0	$1,563,448	$0	$1,643,448
President, Chief Operating Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)	2011	$0	$0	$0	$0	$0

(1)	Amounts in this column represent the aggregate grant date fair value of awards computed in accordance with FASB ASC Topic 718. See Note 9 to our financial statements included in this annual report on Form 10-K for assumptions underlying the valuation of equity awards. These amounts do not represent the actual amounts paid to or realized by any of the Named Executive Officers during the respective periods. See Note 9 to our financial statements included in this annual report on Form 10-K for assumptions underlying the valuation of equity awards.

Executive Employment Agreements

Brent R. Toevs - We entered into an employment agreement on August 8, 2011 with Brent R. Toevs pursuant to which he serves as our Chief Executive Officer. Pursuant to the agreement, which was effective as of August 1, 2011 and terminates on August 1, 2014, Mr. Toevs is currently paid $159,000 per year. In addition, the Company has agreed to provide Mr. Toevs up to $10,000 cash per year Individual Retirement Account contribution and four weeks’ vacation. The Company has also granted Mr. Toevs a 6-year stock option to purchase 1,000,000 shares of common stock with an exercise price of $0.40 per share that vests annually in equal amounts over three years.  Mr. Toevs may also be eligible for an annual cash bonus at the discretion of the Board of Directors. In addition, we provide Mr. Toevs with standard benefits and insurance coverage as generally provided to our management, as well as contractual indemnification rights by reason of his service as an officer and employee. If his employment is terminated by the Board without cause, as defined in the agreement, Mr. Toevs will be entitled to receive a severance payment equal to six months of his base salary, all deferred compensation, if any, and all salary and bonuses accrued up to and including the date of termination, all unused vacation and all unreimbursed expenses. There has been no bonus or IRA contribution made to date.

Anh T. Tran – We entered into an employment agreement on August 5, 2011 with Anh T. Tran pursuant to which he serves as our President. Pursuant to the agreement, which was effective as of August 1, 2011 and terminates on August 1, 2014, Mr. Tran is currently paid $120,000 per year. In addition, the Company has agreed to provide Mr. Tran up to $10,000 cash per year Individual Retirement Account contribution and three weeks’ vacation. The Company granted Mr. Tran a 6-year stock option to purchase 2,000,000 shares of common stock with an exercise price of $0.40 per share that vests annually in equal amounts over three years. Mr. Tran may also be eligible for an annual cash bonus at the discretion of the Board of Directors.  In addition, we provide Mr. Tran with standard benefits and insurance coverage as generally provided to our management, as well as contractual indemnification rights by reason of his service as an officer and employee. If his employment is terminated by the Board without cause, as defined in the agreement, Mr. Tran will be entitled to receive a severance payment equal to two months of his base salary, all deferred compensation, if any, and all salary and bonuses accrued up to and including the date of termination, all unused vacation and all unreimbursed expenses. There has been no bonus or IRA contribution made to date.

2012 Grants of Plan Based Awards

The following table presents information regarding stock options granted during the fiscal year ended January 31, 2012 pursuant to our Equity Compensation Plan to our Named Executive Officers.

Name	Grant Date	Number of Securities Underlying Options		Exercise Price of Option Awards	Grant Date Fair Value of Options(1)
Brent R. Toevs	08/10/11	1,000,000	(2)	$0.40	$861,211
Anh T. Tran	08/05/11	2,000,000	(2)	$0.40	$1,563,448

(1)	Amounts in this column represent the aggregate grant date fair value of awards computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. See Note 9 to our financial statements included in this annual report on Form 10-K for assumptions underlying the valuation of equity awards.
(2)	The shares vest annually over a three-year period from the grant date.

2012 Outstanding Equity Awards at Fiscal Year-End

The following table presents information regarding outstanding equity awards at January 31, 2012 for each of the Named Executive Officers.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price	Option Expiration Date
Brent R. Toevs	—	1,000,000	(1)	$0.40	08/10/17

Anh T. Tran	—	2,000,000	(1)	$0.40	08/05/17

(1)	The shares vest annually over a three-year period from the grant date.

2012 Director Compensation

The following table presents summary information regarding compensation of the non-employee members of our Board of Directors who served during any part of the fiscal year ended January 31, 2012.

Name	Fees Earned or Paid in Cash	Options Awards(1)		Total
Rohan A. Marley	$75,750	$1,563,448	((2) (3) (4)	$1,639,198

(1)	Amounts in this column represent the aggregate grant date fair value of awards computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. See Note 9 to our financial statements included in this annual report on Form 10-K for assumptions underlying the valuation of equity awards.
(2)	As compensation for Board services, Mr. Marley was issued the options on August 5, 2011 to purchase 2,000,000 shares of our common stock at an exercise price of $0.40 per share which shares vest annually over a three-year period from the grant date.
(3)	The aggregate number of shares underlying outstanding option awards as of January 31, 2012 was 2,000,000 shares.
(4)	Compensation for services as Chairman of the Board of Directors.

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

Long-term, Stock Based Compensation

In order to attract, retain and motivate executive talent necessary to support the Company’s long-term business strategy we may award certain executives with long-term, stock-based compensation in the future, in the sole discretion of our Board of Directors.

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
24

•	The Company’s compensation plans will be administered consistently and fairly to promote equal opportunities for the Company’s employees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of April 23, 2012, the number and percentage of outstanding shares of our common stock beneficially owned by: (a) each person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (b) each of our directors; (c) the Named Executive Officers; and (d) all current directors and executive officers, as a group. As of April 23, 2012 there were 76,744,150 shares of common stock issued and outstanding.

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

Name and Address of Beneficial Owner(1)	Number of Shares Owned		Percentage of Class(2)
Beneficial Owners of more than 5%:
Straight Path Capital (3) (4)	6,250,000	(5)	8.14%

Officers and Directors:
Rohan A. Marley	15,897,500	(6))	20.71%
Brent Toevs	0		0.0%
Anh T. Tran	1,000,000	(7)	1.30%

All directors and executive officers as a group (3 persons)	16,897,500		22.02%

(1)	Unless otherwise indicated in the footnotes, the mailing address of the beneficial owner is c/o Jammin Java Corp., 8200 Wilshire Blvd, Suite 200, Beverly Hills, CA 90211.
(2)	Rounded.
(3)	Non-U.S. person.
(4)	The mailing address of the beneficial owner is 10 Great George Street, London SW103Ae, England.
(5)	Consisting of 6,250,000 shares of common stock issued to Straight Path Capital pursuant to the Share Issuance Agreement.
(6)	Consists of 12,987,500 shares of common stock owned by Rohan A. Marley and 3,000,000 shares beneficially owned by Marley Coffee LLC for which Mr. Marley exercises shared voting and dispositive power. The information in this footnote is primarily based on information reported on the Schedule 13G filed with the SEC on May 17, 2011 by Rohan A. Marley and other information available to us.
(7)	Consisting of 1,000,000 shares of common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

Advanced Funds

Shane Whittle, a manager and equity holder of MCL and a former chief executive officer and director of the Company, made payments from time to time on behalf of the Company or advanced funds to the Company for its operational needs. The Company repaid Mr. Whittle for any remaining outstanding amounts in July 2011.

Nicole Whittle

During the fiscal year ended January 31, 2012, the Company paid $66,868 to Nicole Whittle, Mr. Whittle’s sister, who serves as the Company’s Creative Director, for ongoing creative design costs services.

Marley Coffee, LLC

On March 31, 2010, we entered into the License Agreement with Marley Coffee, LLC (“MCL”), a private limited liability company, of which (i) Rohan Marley, one of our Directors, has a 33% ownership interest (and collectively with his family, has a controlling interest) and serves as a Manager, and (ii) Shane Whittle, our former chief executive officer and formerly one of our directors, has a 29% ownership interest and serves as a Manager.  The License Agreement is described in greater detail above under the caption “Business - Current Business Operations”.

Pursuant to the License Agreement, we have issued MCL 2,000,000 restricted shares of our Common Stock and have agreed to issue MCL an additional 8,000,000 restricted shares of our Common Stock, to be issued in annual installments of 1,000,000 shares. Of the 2,000,000 shares we have already issued to MCL pursuant to the License Agreement, 1,000,000 shares were issued in December 2010 and another 1,000,000 shares were issued in April 2011. A third installment of 1,000,000 shares was payable on March 31, 2012, however MCL requested that the Company postpone the issuance while MCL considered certain tax matters.

On August 5, 2011, the Company and MCL agreed to amend the License Agreement. In consideration for the License Agreement Amendment, the Company agreed to assume $126,000 of obligations of MCL or its managing members by paying MCL or creditors identified by MCL or by MCL’s managing members $55,000, with the balance to be paid in equal monthly installments over a period of eighteen months. The balance payable at January 31, 2012 is $51,275. (see Note 9 of the Notes to Financial Statements of the Company contained in this report).

Lease Agreement

As of April 23, 2012, we rent a virtual executive suite for our corporate headquarters in Beverly Hills, California. Under the agreement, we are not allocated any specific amount of office space but have access to office and conference room space [on an as needed basis. Our monthly rental costs vary based on our actual space and office service usage. Mr. Anh Tran, our president, has personally guaranteed the virtual executive suites agreement. If we fail to pay our obligations under the virtual executive suites agreement and Mr. Tran pays such amounts pursuant to his personal guarantee, we will be obligated to repay Mr. Trans for any such amounts paid by him. The Company paid all monthly rent amounts for our virtual executive suite, which amounts totaled $5,965 during the fiscal year ended January 31, 2012.

Independence of Directors

Our common stock is quoted for trading on the Over-The-Counter Bulletin Board and we are not required to have independent members of our Board of Directors. We do not identify any of our directors as being independent.

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officers, Directors and significant stockholders.  However, all of the transactions described above were approved and ratified by the Board of Directors and one or more officers of the Company.  In connection with the approval of the transactions described above, the Board of Directors took into account several factors, including its fiduciary duty to the Company; the relationships of the related parties described above to the Company; the material facts underlying each transaction; the anticipated benefits to the Company and related costs associated with such benefits; whether comparable products or services were available; and the terms the Company could receive from an unrelated third party.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table presents the estimated aggregate fees incurred for services performed during our last two fiscal years, all of which were approved by our Board of Directors.

	Fiscal Year Ended January 31,
	2012	2011
Audit fees(1)	$64,048	$28,423
Audit-related fees(2)	-0-	-0-
Tax fees(3)	-0-	-0-
All other fees	-0-	-0-
Total fees	$64,048	$28,423

(1)	Audit fees include professional services rendered for the audit and/or reviews of our financial statements and in connection with statutory and regulatory filings or engagements.
(2)	Audit-related fees include assurance and related services that were reasonably related to the performance of the audit or review of our financial statements that are not included under footnote (1) above
(3)	Tax fees include professional services relating to preparation of the annual tax return.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)      1.      Financial Statements

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Balance Sheets as of January 31, 2012 and January 31, 2011

Statements of Operations for the Years Ended January 31, 2012 and January 31, 2011,

Statements in Changes of Stockholders' Equity for the Years Ended January 31, 2012 and January 31, 2011

Statements of Cash Flows for the Years Ended January 31, 2012 and January 31, 2011

Notes to Financial Statements

2.  Financial Statement Schedules

All financial statement schedules for which provision is made in Regulation S-X are omitted because they are not required under the related instructions, are inapplicable, or the required information is given in the financial statements, including the notes thereto.

3.  List of Exhibits

Exhibit Number	Description

Exhibit 3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form SB-2 filed August 3, 2005)

Exhibit 3.2	Bylaws (incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form SB-2 filed August 3, 2005)

Exhibit 3.3	Certificate of Change Pursuant to NRS 78.209 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K/A filed October 25, 2007)

Exhibit 3.4	Articles of Merger (incorporated by reference to Exhibit 3.1 of the Company’s Current Report onForm8-K filed March 12, 2008)

Exhibit 3.5	Articles of Merger (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed September 17, 2009)

Exhibit 3.6	Certificate of Change Pursuant to NRS 78.209 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed March 4, 2010)

Exhibit 4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form SB-2 filed August 3, 2005)

Exhibit 10.1	Trademark License Agreement, dated as of March 31, 2010, by and between Marley Coffee, LLC and the Company (incorporated by reference to the Company’s Annual Report on Form 10-K filed May 17, 2011)

Exhibit 10.2**	Supply and Toll Agreement, dated as of April 28, 2010, between Canterbury Coffee Corporation and the Company (incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K filed May 17, 2011)

Exhibit 10.3	Exclusive Sales and Marketing Agreement, dated as of April 25, 2011, by and between National Coffee Service & Vending and the Company (incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-K filed May 17, 2011)

Exhibit 10.4	Share Issuance Agreement, dated as of December 22, 2010, between Straight Path Capital and the Company (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 5, 2011)

Exhibit 10.5**	First Amendment to Supply and Toll Agreement, dated as of May 12, 2011, by and between Canterbury Coffee Corporation and the Company (incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K filed May 17, 2011)

Exhibit 10.6	Amendment to Trademark License Agreement, dated as of August 5, 2011, by and between Marley Coffee, LLC and the Company (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 10, 2011)

Exhibit 10.7	Consulting Agreement, dated as of August 6, 2011, by and between Shane Whittle and the Company (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed August 10, 2011)

Exhibit 10.8	Grant of Contractor Stock Option, dated as of August 11, 2011,from the Company to Shane Whittle(incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K/A filed August 11, 2011)

Exhibit 10.9	Jammin Java Corp. Equity Compensation Plan(incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed August 10, 2011)

Exhibit 10.10	Employment Agreement, dated as of August 5, 2011, by and between Anh Tran and the Company (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed August 10, 2011)

Exhibit 10.11	Employment Agreement, dated as of August 8, 2011, by and between Brent Toevs and the Company (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed August 10, 2011)

Exhibit 10.12	Grant of Employee Stock Option dated as of August 5, 2011, from the Company to Anh Tran (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed August 10, 2011)

Exhibit 10.13	Grant of Employee Stock Option, dated as of August 5, 2011, from the Company to Rohan Marley(incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed August 10, 2011)

Exhibit 10.14	Grant of Employee Stock Option, dated as of August 10, 2011, from the Company to Brent Toevs (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed August 10, 2011)

Exhibit 10.15**	Roasting and Distribution Agreement, dated as of January 1, 2012, by and between the Company and Canterbury Coffee Corporation

Exhibit 14.1	Code of Business Conduct and Ethics, adopted October 1, 2008 (incorporated by reference to Exhibit 14.1 of the Company’s Annual Report on Form 10-K filed May 17, 2011)

Exhibit 31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a)

Exhibit 31.2*	Certification of the Principal Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a)

Exhibit 32.1*	Certification by the Principal Executive Officer pursuant to 18 O.K. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2*	Certification by the Principal Financial Officer pursuant to 18 O.K. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*   Filed herewith

**   The Company has requested confidential treatment of certain portions of this agreement which have been omitted and filed separately with the U.S. Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JAMMIN JAVA CORP.

By: /s/ Brent Toevs
Brent Toevs
Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2012

By: /s/ Anh Tran
Anh Tran
President, Chief Operating Officer, Secretary and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

Date: May 14, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brent Toevs	Chief Executive Officer	May 14, 2012
Brent Toevs	(Principal Executive Officer)
Director

/s/ Anh Tran	President, Chief Operating Officer,	May 14, 2012
Anh Tran	Secretary and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)
Director

/s/ Rohan Marley	Chairman of the Board of Directors	May 14, 2012
Rohan Marley

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Jammin Java Corp. as of January 31, 2012, and the related statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jammin Java Corp as of January 31, 2012, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, as of January 31, 2012 the Company has incurred operating losses from inception and has recently generated revenues from its principal operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SQUAR, MILNER, PETERSON, M IRANDA & WILLIAMSON, LLP

Newport Beach, California

May 14, 2012

LBB & ASSOCIATES LTD., LLP

10260 Westheimer Road, Suite 310

Houston, TX 77042

Phone: (713) 800-4343 Fax: (713) 456-2408

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Jammin Java Corp.

Beverly Hills, CA

We have audited the accompanying balance sheet of Jammin Java Corp. (the “Company”) as of January 31, 2011, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jammin Java Corp. as of January 31, 2011, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the Company's absence of significant revenues, and recurring losses from operations raise substantial doubt about its ability to continue as a going concern. The 2011 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & Associates Ltd., LLP

LBB & Associates Ltd., LLP

Houston, Texas

May 17, 2011

JAMMIN JAVA CORP.

BALANCE SHEETS

As of January 31, 2012 and 2011

	January 31,	January 31,
	2012	2011
Assets
Current Assets:
Cash	$835,878	$2,467
Accounts receivable	34,782	326
Prepaid expenses	144,726	211,130
Other current assets	41,560	6,707
Total Current Assets	1,056,946	220,630

Property and equipment, net	9,903	555
License agreement	766,000	640,000
Total Assets	$1,832,849	$861,185

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$37,208	$24,061
Notes payable - related party	51,275	-
Advances from related parties	-	47,936
Total Current Liabilities	88,483	71,997

Total Liabilities	88,483	71,997

Stockholders' Equity:
Common stock, $.001 par value, 5,112,861,525 shares authorized;
76,744,150 and 69,297,650 shares issued and outstanding,	76,744	69,297
as of January 31, 2012 and January 31, 2011 respectively
Additional paid-in-capital	4,708,487	1,294,717
Accumulated deficit	(3,040,865)	(574,826)
Total Stockholders' Equity	1,744,366	789,188

Total Liabilities and Stockholders' Equity	$1,832,849	$861,185

See accompanying notes to financial statements

JAMMIN JAVA CORP.

STATEMENTS OF OPERATIONS

Years ended January 31, 2012 and 2011

	January 31,	January 31,
	2012	2011

Revenue	$402,698	$1,037

Cost of sales:
Cost of sales products	340,395	1,691
Total cost of sales	340,395	1,691

Net revenue	$62,303	$(654)

Operating Expenses:
Compensation and benefits	939,317	-
Selling and marketing	221,888	3,993
General and administrative	1,369,372	146,588
Total operating expenses	(2,530,577)	(150,581)

Other income (expense):
Interest income	2,474	-
Interest (expense)	(239)	-
Total other income (expense)	2,235	-

Net Loss	$(2,466,039)	$(151,235)

Net loss per share:
Basic and diluted loss per share	$(0.03)	$(0.00)

Weighted average common shares outstanding - basic and diluted	74,393,386	95,508,310

See accompanying notes to financial statements

JAMMIN JAVA CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Years ended January 31, 2012 and 2011

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Subscription Receivable	Accumulated Deficit	Totals
Balance, January 31, 2010	98,910,594	$98,910	$358,604	$(50,000)	$(423,591)	$(16,077)

Shares issued for license acquisition (Note 3)	1,000,000	1,000	639,000	-	-	640,000
Subscriptions received	-	-	-	50,000	-	50,000
Shares returned to treasury	(30,922,944)	(30,923)	30,923	-	-	-
Proceeds from sales of common stock	-	-	65,000	-	-	65,000
Issuance of common stock for services	310,000	310	201,190	-	-	201,500
Net loss	-	-	-	-	(151,235)	(151,235)
Balance, January 31, 2011	69,297,650	69,297	1,294,717	-	(574,826)	789,188

Issuance of common stock for cash	6,426,500	6,427	2,452,573	-	-	2,459,000
Shares issued as part of license acquisition (Note 3)	1,000,000	1,000	-	-	-	1,000
Issuance of common stock for services	20,000	20	21,880	-	-	21,900
Stock based compensation	-	-	939,317	-	-	939,317
Net loss	-	-	-	-	(2,466,039)	(2,466,039)
Balance, January 31, 2012	76,744,150	$76,744	$4,708,487	$-	$(3,040,865)	$1,744,366

See accompanying notes to financial statements

JAMMIN JAVA CORP.

STATEMENTS OF CASH FLOWS

Years ended January 31, 2012 and 2011

	January 31,	January 31,
	2012	2011
Cash Flows From Operating Activities:
Net loss	$(2,466,039)	$(151,235)
Adjustments to reconcile net loss to net
cash used in operating activities:
Common stock issued for services	21,900	6,500
Option expenses	939,317	-
Depreciation	2,341	740
Amortization of common stock for services	56,875	-
Changes in:
Accounts receivable	(34,456)	-
Prepaid expenses and other current assets	(12,824)	(23,163)
Accounts payable	13,147	17,087
Net cash used in operating activities	(1,479,739)	(150,071)

Cash Flows Used in Investing Activities:
Purchases of property and equipment	(11,689)	-
Net cash used in investing activities	(11,689)	-

Cash Flows From Financing Activities:
Capitalization
(Repayment) advances from related parties	(47,936)	10,025
Repayment of notes payable -related party	(74,725)	-
Proceeds from sale of common shares	2,460,000	115,000
Repayment of short term debt	(12,500)	-
Net cash provided by financing activities	2,324,839	125,025

Net change in cash	833,411	(25,046)
Cash at beginning of period	2,467	27,513
Cash at end of period	$835,878	$2,467

Supplemental Cash Flow Information:
Cash paid for interest	$103	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Transactions:
Acquisition of perpetual license with common shares (Note 3)	$-	$640,000
Financed insurance policy	$-	$195,500

See accompanying notes to financial statements

JAMMIN JAVA CORP.

NOTES TO FINANCIAL STATEMENTS

January 31, 2012 and 2011

NOTE 1—BUSINESS OVERVIEW AND SUMMARY OF ACCOUNTING POLICIES

Jammin Java Corp. (the “Company” or “Jammin Java”), operates as a United States (U.S.) based company providing premium roasted coffee on a wholesale level to the grocery, retail, online, service, hospitality, office coffee service and big box store industry. Through the use of distributor partnerships, we have the exclusive right to manufacture and market our coffee lines to gourmet, natural and independent grocery markets in the U.S., Canada, Mexico and the Caribbean and the non-exclusive right worldwide.

As used in this Annual Report, the terms “we,” “us,” “our,” and “Company” mean Jammin Java Corp., unless otherwise indicated. All dollar amounts in these financial statements are in U.S. dollars unless otherwise stated.

Jammin Java was incorporated on September 27, 2004 in Nevada under its former name “Global Electronic Recovery Corp.” On October 23, 2007, our Board of Directors (the “Board”) approved a 22.723829 for one (1) forward stock split of our authorized, issued and outstanding shares of common stock (the “2007 Forward Split”) and amended our Articles of Incorporation by the filing of a Certificate of Change with the Secretary of State of Nevada on September 11, 2007. As a result of the 2007 Forward Split, our authorized capital increased from 75,000,000 to 1,704,287,175 shares of common stock with a par value of $0.001 each.

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

Unless otherwise stated, the shares of common stock disclosed throughout these financial statements have been retroactively reflected for the Stock Splits.

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

Development Stage. As of the second quarter of fiscal year 2012, the Company is no longer deemed a development stage enterprise because the Company is generating revenue from its planned principal operations and has obtained capital to conduct such operations for the next 12 months. Accordingly, the Company no longer presents its results of operations and cash flows from inception.

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

Cash and Cash Equivalents. The Company considers all highly liquid investments with original maturities of three months or less cash equivalents. At January 31, 2012, the Company invested approximately $0.8 million in a money market account with an average market yield of 0.20%. Interest income of $2,474 was recognized for the year ended January 31, 2012 in the Statements of Operations. As of January 31, 2012, the Company held no auction rate securities.

Revenue Recognition. All revenue is recognized when persuasive evidence of an arrangement exists, the service or sale is complete, the price is fixed or determinable and ability to collect is reasonably assured. Revenue is derived from the sale of coffee products and is recognized on a gross basis upon shipment.

The Company utilizes a third party for the production and fulfillment of orders placed by customers. The Company acts as a principal, takes title to the products, and has the risks and rewards of ownership, such as the risk of loss for collection, delivery and returns.

Allowance for Doubtful Accounts.  The Company does not require collateral from its customers with respect to accounts receivable. The Company determines any required allowance by considering a number of factors, including the length of time accounts receivable are past due. Jammin Java provides reserves for accounts receivable when they become uncollectible. The Company has determined that no allowance for doubtful accounts was required at January 31, 2012 and 2011.

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

Depreciation was $2,341 and $740 for the years ended January 31, 2012 and 2011 respectively.

Impairment of Long-Lived Assets. Long-lived assets consist of a license agreement that was recorded at the estimated cost to acquire the asset (See Note 3). The license agreement is reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their estimated fair values. Management evaluated the carrying value of the license and determined that no impairment existed at January 31, 2012 or 2011.

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

Earnings or Loss Per Common Share. Basic earnings per common share equals net earnings or loss divided by the weighted average of shares outstanding during the year. Diluted earnings per share include the impact on dilution from all contingently issuable shares, including options, warrants and convertible securities. The common stock equivalents from contingent shares are determined by the treasury stock method. The Company incurred a net loss for the years ended January 31, 2012 and 2011 respectively and therefore, basic and diluted earnings per share for those periods are the same as all potential common equivalent shares would be anti-dilutive including 7,200,000 options for fiscal year 2012.

Recently Issued Accounting Pronouncements. In September 2011, the FASB issued ASU 2011-08, Goodwill and Other (Topic 350): Testing Goodwill and Other Assets for Impairment, which simplifies goodwill and other asset impairment tests. The new guidance states that a qualitative assessment may be performed to determine whether further impairment testing is necessary and is effective beginning fiscal years and interim periods beginning after December 15, 2011. The Company is evaluating the impact of adopting this ASU on the Company’s financial position or results of operations.

Other accounting standards and exposure drafts, such as exposure drafts related to revenue recognition, lease accounting, loss contingencies, comprehensive income and fair value measurements, that have been issued or proposed by the FASB or other standards setting bodies that do not require adoption until a future date are being evaluated by the Company to determine whether adoption will have a material impact on the Company’s financial statements

NOTE 2 – GOING CONCERN

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

The Company incurred a net loss of $2,466,039 for the year ended January 31, 2012, and has an accumulated deficit of $3,040,865. In addition, the Company has a history of losses and has recently begun to generate revenue as part of its planned principal operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The operations of the Company have primarily been funded by the issuance of common stock. Continued operations of the Company are dependent on the Company’s ability to complete equity financings or generate profitable operations in the future. Management’s plan in this regard is to secure additional funds through future equity sales. Such sales may not be available or may not be available on reasonable terms. Management is trying to grow the existing business, but may need to raise additional capital through sales of common stock or convertible instruments as well as obtain financing from third parties. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may be required to curtail its operations.

NOTE 3 – ASSET PURCHASE AND SALE AGREEMENT

On March 31, 2010, the Company entered into an asset purchase and sale agreement (the “Asset Purchase Agreement”) with MCL, a private limited liability company of which Rohan Marley, a Director of the Company, and his family has a combined controlling interest.

The Company also entered into a Trademark License Agreement (the “License Agreement”) with MCL, effective on March 31, 2010. Fifty Six Hope Road Music Limited, a Bahamas international business company (“Fifty Six Hope Road”), owns and controls the intellectual property rights in and to the late reggae performer, Robert Nesta Marley p/k/a Bob Marley, including “Marley Coffee” (the “Trademark”). Fifty Six Hope Road granted a worldwide exclusive, terminable oral license to MCL to utilize the Trademark and further granted the right for MCL to grant to the Company an exclusive, terminable sub-license to use the Trademark. The consideration for the License Agreement was as follows:

(1)	The Company entered into the Asset Agreement to sell all its interests in its Branding Development and Business Plan Development to MCL;
(2)	The Company assigned an agreement entered into with Rohan Marley, proprietor of farmland and improvements thereon located in Jamaica (the “Farm”) to lease the Farm commencing February 15, 2008 (the “Farm Lease Agreement”) to MCL and transferred to MCL all its interest in the Farm Lease Agreement and leasehold improvements on the Farm;
(3)	The Company agreed to issue to MCL ten million (10,000,000) shares of common stock of the Company as follows:
	•	One Million (1,000,000) shares upon the execution of the License Agreement; and
	•	One Million (1,000,000) shares on each anniversary of the execution of the License Agreement for the following nine years. (See Note 4).

In accordance with FASB ASC 505-25- “ Share-Based payments to Non Employees”, management recorded the transaction based on the estimated fair value of the perpetual license at the measurement date of March 2010 (the date when the license, the underlying rights were delivered to the company in March 2010 and MCL’s performance was completed). There are no further performance conditions required by MCL. Management believes the value of the license is more clearly determinable.

On June 15, 2010, the Company retained DS Enterprises, Inc., an independent business valuation service (“DS Enterprises”), to provide financial advisory assistance in the accounting for the acquisition of the Trademark license, in accordance with FASB ASC Topic 820 guidelines, and to assist the Company in one or more of the following: (i) determining the Trademark value and (ii) determining the fair valuation of the consideration (common stock) provided for in the acquisition using income, market and cost-oriented methods according to FASB ASC Topic 820. According to the valuation report dated June 19, 2010, the following factors were taken into consideration by DS Enterprises:

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

Based on DS Enterprises’ analysis, management estimated that the fair market value of this transaction related to the License Agreement was $640,000. The License Agreement has an indefinite life and is therefore not being amortized. Management of the Company reviewed the valuation report and was satisfied that the report fairly values the transaction. Management evaluated the carrying value of the license and determined that no impairment existed at January 31, 2012 or 2011.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

On November 11, 2010, Alan Lewis was offered a voting seat on the Company’s board of directors and paid $2,000 per month as its Director of Corporate Development. Mr. Lewis was a director from November 11, 2010 until February 11, 2011 at which time he resigned as a board member.. Mr. Lewis was paid a total of $5,000 for his director services during the fiscal year ended January 31, 2011.

In December 2010, Anh Tran, the President and a Director of the Company, purchased 1,000,000 shares of the Company’s common stock from David O’Neill, a then greater than 10% shareholder of the Company and the former President and Director of the Company in consideration for $12,500 or $0.0125 per share.

In December 2010, Rohan Marley, a Director of the Company purchased 12,897,500 shares of the Company’s common stock from Mr. O’Neill, in consideration for $3,000 or $0.0002 per share.

In December 2010, Mr. O’Neill, Shane Whittle, a manager and equity holder of MCL and a former chief executive officer and director of the Company, and a third party cancelled an aggregate of 30,922,944 shares of common stock which they held. There was no consideration paid to either party for these shares that were returned to the Company.

During the fiscal year ended January 31, 2011, Anh Tran, the Company’s President, entered into a lease agreement on behalf of the Company for office space. The Company has been making monthly rent payments for the office in accordance with the amounts specified in the lease agreement. Because the lease is signed by Mr. Tran, it is not a commitment of the Company. The Company made rent expense payments of $5,965 during the fiscal year ended January 31, 2012, related to this arrangement.

In April 2011, the Company issued one million (1,000,000) common shares in connection with the terms of the License Agreement, discussed in Note 3 above, pursuant to which MCL, a private limited liability company of which Rohan Marley, a Director of the Company, and his family has a combined controlling interest, granted the Company a non-exclusive transferable sub-license for the worldwide rights to use the Trademark for the licensed products and distribution channels.

Effective May 1, 2011, the Company began to pay Anh Tran, at that time the Company’s Chief Executive Officer, Secretary and Director, $10,000 per month as compensation for his services. Effective May 1, 2011, the Company began to pay Mr. Rohan Marley $10,000 per month for his services as Chairman of the Company’s board of directors. Prior to such date, neither Mr. Tran nor Mr. Marley received any compensation for their services to the Company.

On August 5, 2011, the Company and MCL agreed to amend the License Agreement by and between the Company and MCL. In consideration for the License Agreement Amendment, the Company agreed to assume $126,000 of obligations of MCL or its managing members by paying MCL or creditors identified by MCL or by MCL’s managing members $55,000, with the balance to be paid in equal monthly installments over a period of eighteen months. The balance payable (reflected as notes payable in the accompanying balance sheet) at January 31, 2012 is $51,275. (see Note 9). MCL is a private limited liability company of which Rohan Marley, a director of the Company, has a thirty-three percent (33%) ownership interest and serves as a Manager.

Shane Whittle, a manager and equity holder of MCL and a former chief executive officer and director of the Company, made payments from time to time on behalf of the Company or advanced funds to the Company for its operational needs. The advance was unsecured, non-interest bearing and had no specific terms of repayment. The Company repaid Mr. Whittle for any remaining outstanding amounts in July 2011.

During the year ended January 31, 2012, the Company paid $66,868 to Nicole Whittle, Shane Whittle’s sister, who serves as the Company’s Creative Director, for ongoing creative design costs services.

NOTE 5 – STOCKHOLDER’S EQUITY

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

On March 31, 2010, the Company signed the Asset Agreement with MCL to acquire a license agreement from MCL by agreeing to issue ten million shares of the Company’s common stock valued at $640,000. In December 2010, the Company issued 1,000,000 common shares per the execution of the License Agreement. In April 2011, the Company issued one million (1,000,000) common shares in connection with the terms of the License Agreement. (See Note 3).

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

In December 2010, 30,922,944 shares of common stock were returned to the Company. There was no consideration paid to the parties returning these shares. (See Note 4).

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

On May 9 and May 10, 2011, the Company issued 38,000 restricted shares (“Restricted Stock”) and 76,000 restricted shares respectively, of its common stock to White Lion Capital, an entity controlled by Shane Whittle, a manager and equity holder of MCL and a former chief executive officer and director of the Company, pursuant to White Lion Capital’s November 2008 subscription in consideration of $47,500 ($0.4166 per share).

On January 18, 2011, the Company entered into a one year agreement (“Consulting Agreement”) with Investor Relations Group, Inc. (“IRG”), under which IRG would provide the Company with certain corporate communications services. Under the terms of the Consulting Agreement, the Company issued IRG 310,000 common shares at $0.65 per share. Pursuant to the terms of the Consulting Agreement, 300,000 shares represented the “Origination Shares” and were to be earned each full month during the term of the Consulting Agreement and, should the Consulting Agreement terminate prior to January 19, 2012, any unearned shares would be returned to the Company. In addition, IRG earns 10,000 shares of common stock per month as part of the Consulting Agreement. IRG received a total of 20,000 common shares for the nine months ended October 31, 2011.

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

In a letter dated May 19, 2011, IRG exercised its right to terminate the New Consulting Agreement. During nine months ended April 30, 2011, the Company incurred $11,900 in Maintenance and Expense Account fees to IRG. In connection with the termination of the New Consulting Agreement IRG has agreed, but to date has not returned, 330,000 common shares issued to them by the Company in connection with the Consulting Agreement, 310,000 of which were issued January 19, 2011, and an additional 20,000 shares of which were issued in February and March of 2011.

In addition to being quoted on the OTCBB, the Company’s common stock was previously traded on a public securities market in British Columbia, Canada.  Because the Company did not comply with certain Canadian securities filings requirements, the Company’s common stock is no longer eligible to trade on the British Columbia market and is subject to a Cease Trade Order. At this stage in the Company’s development, the Company has determined to invest its resources in other aspects of its business rather than incurring the significant expense to regain compliance with the British Columbia market’s requirements.

As of January 31, 2012, the Company had 5,112,861,525 common shares authorized and 76,744,150 shares issued and outstanding, respectively.

NOTE 6 – OPTIONS

Share-based Compensation:

On August 5, 2011, the Board approved the 2011 Equity Compensation Plan (the “Equity Compensation Plan”). The Equity Compensation Plan authorizes the issuance of various forms of stock-based awards, including incentive or non-qualified options, restricted stock awards, performance shares and other securities as described in greater detail in the Equity Compensation Plan, to the Company’s employees, officers, directors and consultants. Options to purchase a total of twenty million (20,000,000) shares of common stock are authorized to be issued under the Equity Compensation Plan. As of January 31, 2012, seven million two hundred thousand (7,200,000) shares of common stock have been granted under this plan.

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

In August 2011, options to purchase an aggregate of two million (2,000,000) shares of common stock were granted to a consultant at an exercise price of $0.40 per share. The options have a six year term and vested annually on the anniversary date of grant. A fair value of $1,563,452 was recorded using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model for the options issued include: (1) discount rate of 1.23%, (2) expected term of 4 years, (3) expected volatility of 242.7% and (4) zero expected dividends.

In August 2011, options to purchase an aggregate of one million (1,000,000) shares of common stock were granted to a certain named executive at an exercise price of $0.40 per share. The options have a six year term and vested annually on the anniversary date of grant. A fair value of $861,206 was recorded using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model for the options issued include: (1) discount rate of 0.93%, (2) expected term of 4 years, (3) expected volatility of 242.4% and (4) zero expected dividends.

In December 2011, options to purchase an aggregate of two hundred thousand (200,000) shares of common stock were granted to an employee were granted at an exercise price of $0.26 per share. The options have a six year term. 100,000 options vest immediately on date of grant and 100,000 options vest annually on the anniversary date of grant. A fair value of $50,906 was recorded using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model for the options issued include: (1) discount rate of 0.86%, (2) expected term of 4 years, (3) expected volatility of 230.1% and (4) zero expected dividends.

During the year ended January 31, 2012, the Company recognized share-based compensation expense of $939,317. The remaining amount of unamortized options expense at January 31, 2012 is $4,663,146. The intrinsic value of outstanding as well as exercisable options at January 31, 2012 is $-0-.

As of January 31, 2012, there was approximately $4.7 million of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the option plans. This cost is expected to be recognized over a weighted average period of 2.52 years.

Activity in options during the year ended January 31, 2012 and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at February 1, 2011	-	$-
Granted	7,200,000	0.40
Exercised	-	-
Forfeited and canceled	-	-

Outstanding at January 31, 2012	7,200,000	$0.40	5.5

Exercisable at January 31, 2012	100,000	$0.26	5.9

NOTE 7 - INCOME TAXES

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

The Company has not filed federal or state income tax returns but it is in the process of preparing the appropriate forms and submitting them to appropriate governmental agency.

The provision for refundable income taxes consists of the following:

	January 31,	January 31,
	2012	2011
Federal income tax benefit	$764,000	$51,000
State income tax benefit	222,000	-
Less change in valuation allowance	(986,000)	(51,000)
Net refundable amount	$-	$-

The cumulative tax effect of significant items comprising our net deferred tax amount is as follows:

	January 31,	January 31,
	2012	2011
Deferred tax asset attributable to:
Net operating loss carryover	$1,215,000	$195,000
Less, valuation allowance	(1,215,000)	(195,000)
Net deferred tax asset	$-	$-

As of January 31, 2012, we have not yet completed our analysis of the deferred tax assets relating to federal and state net operating losses.

At January 31, 2012, the Company had unused net operating loss carryovers of approximately $3,040,000 that are available to offset future federal and state taxable income which expires beginning in 2025. Both the federal and state net operating loss carryovers at January 31, 2012 may be adjusted once tax returns are filed.

The provision for income taxes on earnings subject to income taxes differs from the statutory federal rate at January 31, 2012 and 2011, due to the following (in thousands):

	January 31,	January 31,
	2012	2011
Federal income taxes at 34%	$(839,000)	$(51,000)
State income tax, net of federal benefit	(147,000)	-
Tax effect on non-deductible expenses and credits	-	-
Increase in valuation allowance	986,000	51,000
	$-	$-

Pursuant to Internal Revenue Code Sections 382, use of our net operating loss carryforwards could be limited if a cumulative change in ownership of more than 50% occurs within a three-year period. We plan to complete a Section 382 analysis regarding whether there are limitations of the net operating loss prior to utilizing any net operating losses.

On July 13, 2006, the FASB issued FIN 48, subsequently codified in ASC 740, Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in an entity's financial, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under ASC 740, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, ASC 740 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. ASC 740 is effective for fiscal years beginning after December 15, 2006.

We follow the provisions of ASC 740 relating to uncertain tax provisions and have commenced analyzing filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. As a result of adoption, no additional tax liabilities have been recorded. There are no unrecognized tax benefits as of January 31, 2012 or January 31, 2011.

NOTE 8 – AGREEMENTS

In January 2012, the Company entered into a Roasting and Distribution Agreement (the “Roasting Agreement”) with Canterbury Coffee Corporation (“Canterbury”). The Roasting Agreement is terminable by either party on 30 days’ notice. Pursuant to the Roasting Agreement, we provide Canterbury with pre-made bags bearing our logo and the Trademarks licensed through the License Agreement. Canterbury obtains the beans and other ingredients, roasts and prepares the coffee beans and packages our products in the bags which we provide to Canterbury. Under the Roasting Agreement, we are responsible for carrying out sales and marketing for our products, provided that Canterbury pays the actual shipping costs to our licensed distributors and customers and receives the gross proceeds from the sale of our products, and we receive the net difference between the total cost of production and shipping of our products and the amount that Canterbury receives from the sale of such products to our distributors and customers.

On April 25, 2011, the Company entered into an Exclusive Sales and Marketing Agreement (the “NCSV Agreement”) with National Coffee Service & Vending (“NCSV”). Pursuant to the NCSV Agreement, we agreed to appoint NCSV as our exclusive agent and distributor of “Jammin Java Coffee” brand roasted coffee within the U.S. in the office coffee vending, office products, water, and other industries featuring a “break room,” and divisions and offshoots thereof. Pursuant to the NCSV Agreement, we compensate NCSV based on a percentage of net profits (as defined) on sales fulfilled by NCSV.

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

NOTE 9 – NOTES PAYABLE – RELATED PARTY

As discussed in Note 8 above, the Company entered into the License Agreement with MCL, a private limited liability company of which (i) Rohan Marley, one of the Company’s directors, has a 33% ownership interest (and collectively with his family, has a controlling interest) and serves as a Manager, and (ii) Shane Whittle, a former chief executive officer and director of the Company, has a 29% ownership interest and serves as a Manager. In consideration for the License Agreement Amendment, the Company agreed to assume $126,000 of obligations by paying MCL $55,000, with the balance being paid, with no interest, in equal monthly installments over a period of eighteen months. The balance payable (reflected as Notes payable in the accompanying balance sheet) at January 31, 2012 is $51,275.

NOTE 10 – SUBSEQUENT EVENTS

On February 3rd, 2012 MCL, LLC and its officers received a termination letter from Blue Mountain Coffee Europe Limited (BMCE), a UK company, terminating a previously dormant "sales and marketing" agreement signed on December 22, 2010.  From December 22, 2010 until its termination, no business activities commenced between the two companies.  On February 3rd, 2012 MCL granted an oral sublicense to the Company to expand its territory to include the UK and Ireland.  On March 22nd, the Company signed a Trademark Licensing Agreement with BMCE to sublicense the use of the Trademarks to BMCE for a licensing fee for the use in connection with certain licensed products subject to the rights and limitations of the 56 License and in the MCL License.  The grant of this sublicense is contingent upon BMCE obtaining certain annual sales objectives.

