Form 10-Q
period 2012-04-30
JAMMIN JAVA CORP.
filed 2012-06-13
CIK 1334586

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

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

Yes ☑     No  ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

At June 13, 2012, there were 76,744,150 shares of the issuer’s common stock outstanding.

Jammin Java Corp.

For the Three Months Ended April 30, 2012

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

JAMMIN JAVA CORP.

BALANCE SHEETS

	April 30,	January 31,
	2012	2012
Assets
Current Assets:
Cash	$448,557	$835,878
Accounts receivable	87,075	34,782
Prepaid expenses	156,554	144,726
Other current assets	38,037	41,560
Total Current Assets	730,223	1,056,946

Property and equipment, net	22,679	9,903
License agreement	766,000	766,000
Total Assets	$1,518,902	$1,832,849

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$143,872	$37,208
Notes payable - related party	39,440	51,275
Notes payable - current	10,249	-
Total Current Liabilities	193,561	88,483

Total Liabilities	193,561	88,483

Stockholders' Equity:
Common stock, $.001 par value, 5,112,861,525 shares authorized;
76,744,150 and 76,744,150 shares issued and outstanding,	76,744	76,744
as of April 30, 2012 and January 31, 2012 respectively
Additional paid-in-capital	5,183,641	4,708,487
Accumulated deficit	(3,935,044)	(3,040,865)
Total Stockholders' Equity	1,325,341	1,744,366

Total Liabilities and Stockholders' Equity	$1,518,902	$1,832,849

See accompanying notes to financial statements

JAMMIN JAVA CORP.

STATEMENTS OF OPERATIONS

Three Months Ended April 30, 2012 and 2011

(Unaudited)

	2012	2011

Revenue	$309,614	$27,955

Cost of sales:
Cost of sales products	234,533	23,184
Total cost of sales	234,533	23,184

Net revenue	$75,081	$4,771

Operating Expenses:
Compensation and benefits	575,663	-
Selling and marketing	177,778	19,870
General and administrative	216,060	165,918
Total operating expenses	(969,501)	(185,788)

Other income (expense):
Interest income	310	(34)
Interest (expense)	(69)	-
Total other income (expense)	241	(34)

Net Loss	$(894,179)	$(181,051)

Net loss per share:
Basic and diluted loss per share	$(0.01)	$(0.00)

Weighted average common shares outstanding - basic and diluted	76,744,150	69,654,925

See accompanying notes to financial statements

JAMMIN JAVA CORP.

STATEMENTS OF CASH FLOWS

Three Months Ended April 30, 2012 and 2011

 (Unaudited)

	2012	2011
Cash Flows From Operating Activities:
Net loss	$(894,179)	$(181,051)
Adjustments to reconcile net loss to net
cash used in operating activities:
Common stock issued for services	-	21,900
Option expenses	475,154	-
Depreciation	(12,776)	555
Changes in:
Accounts receivable	(52,293)	(7,245)
Prepaid expenses and other current assets	(8,305)	48,983
Accounts payable	106,664	29,113
Net cash used in operating activities	(385,735)	(87,745)

Cash Flows From Financing Activities:
Repayment of notes payable - related party	(11,835)	-
Proceeds from sale of common shares	-	80,000
Borrowing on short term debt	(5,031)	-
Financing on short term debt	15,280	8,576
Net cash provided by financing activities	(1,586)	88,576

Net change in cash	(387,321)	831
Cash at beginning of period	835,878	2,467
Cash at end of period	$448,557	$3,298

Supplemental Cash Flow Information:
Cash paid for interest	$103	$34
Cash paid for income taxes	$-	$-

Non-Cash Transactions:
Acquisition of perpetual license with common shares (Note 4)	$-	$640,000
Financed insurance policy	$15,280	$-

See accompanying notes to financial statements

JAMMIN JAVA CORP.

NOTES TO FINANCIAL STATEMENTS

April 30, 2012

(Unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited interim financial statements of Jammin Java Corp. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or any other future period. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year as reported in the Company’s Annual Report on Form 10-K have been omitted. The accompanying balance sheet at January 31, 2012 has been derived from the audited balance sheet at January 31, 2012 contained in such Form 10-K.

As used in this Quarterly Report, the terms “we,” “us,” “our,” and “Company” mean Jammin Java Corp., unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

Note 2.  Business Overview and Summary of Accounting Policies

The Company was incorporated in Nevada on September 2004 under the name “Global Electronic Recovery Corp.” In February 2008, the Company changed its name to “Marley Coffee Inc.” when it merged its then newly formed subsidiary, “Marley Coffee Inc.” into the Company. In July 2009, the Company changed its name to “Jammin Java Corp.” when it merged its then newly formed subsidiary, Jammin Java Corp., into the Company. The Company’s common stock is quoted on the Over-The-Counter Bulletin Board (“OTCBB”), a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter equity securities, under the symbol “JAMN.”

The Company, doing business as Marley Coffee, is a United States (U.S.)-based company that provides sustainably grown, ethically farmed and artisan roasted gourmet coffee through multiple U.S. and international distribution channels, using the Marley Coffee brand name. U.S. and international grocery retail channels have grown to become the Company’s largest revenue channels, followed by online retail, office coffee services (referred to herein as OCS), food service and licensing. The Company intends to develop a significant share of these revenue channels and achieve a leadership position by capitalizing on the global recognition of the Marley name through a co-branding relationship with Marley Coffee, LLC (“MCL”).

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

Cash and Cash Equivalents. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. At April 30, 2012, the Company invested approximately $400,000 in a money market account with an average market yield of 0.20%. Interest income of $310 was recognized for the three months ended April 30, 2012. As of April 30, 2012, the Company held no auction rate securities.

Revenue Recognition. All revenue is recognized when persuasive evidence of an arrangement exists, the service or sale is complete, the price is fixed or determinable and ability to collect is reasonably assured. Revenue is derived from the sale of coffee products and is recognized on a gross basis upon shipment.

The Company utilizes a third party for the production and fulfillment of orders placed by customers. The Company acts as a principal, takes title to the products, and has the risks and rewards of ownership, such as the risks of loss for collection, delivery and returns.

Allowance for Doubtful Accounts.  The Company does not require collateral from its customers with respect to accounts receivable. The Company determines any required allowance by considering a number of factors, including the length of time accounts receivable are past due. The Company provides reserves for accounts receivable when they become uncollectible. The Company has determined that no allowance for doubtful accounts was required at April 30, 2012.

Property and Equipment. Equipment is stated at cost less accumulated depreciation and amortization. Maintenance and repairs, as incurred, are charged to expense. Renewals and enhancements which extend the life or improve existing equipment are capitalized. Upon disposition or retirement of equipment, the cost and related accumulated depreciation are removed and any resulting gain or loss is reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are three years.

Depreciation was $1,088 and $554 for the three months ended April 30, 2012 and 2011, respectively.

Impairment of Long-Lived Assets. Long-lived assets consist of a license agreement (See Note 4). The license agreement is reviewed for impairment at least annually whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their estimated fair values. Management evaluated the carrying value of the license and determined that no impairment existed at April 30, 2012 or January 31, 2012.

Stock-Based Compensation.   Pursuant to the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718-10, “Compensation – Stock Compensation,” which establishes accounting for equity instruments exchanged for employee service, we utilize the Black-Scholes option pricing model to estimate the fair value of employee stock option awards at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected life. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation. These assumptions are subjective and generally require significant analysis and judgment to develop. When estimating fair value, some of the assumptions will be based on, or determined from, external data and other assumptions may be derived from our historical experience with stock-based payment arrangements. The appropriate weight to place on historical experience is a matter of judgment, based on relevant facts and circumstances.

Common stock issued for services to non-employees is valued at the market value of the stock on the date of issuance or the value of the services, whichever is more clearly determinable. If the total value exceeds the par value of the stock issued, the value in excess of the par value is added to the additional paid-in-capital account.

We estimate volatility of our publicly-listed common stock by considering historical stock volatility.

Income Taxes. The Company follows ASC 740, Income Taxes. Deferred tax assets or liabilities are recorded to reflect the future tax consequences of temporary differences between the financial reporting basis of assets and liabilities and their tax basis at each reporting period. These amounts are adjusted, as appropriate, to reflect enacted changes in tax rates expected to be in effect when the temporary differences reverse.

A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized.

Earnings or Loss Per Common Share. Basic earnings per common share equals net earnings or loss divided by the weighted average of shares outstanding during the year. Diluted earnings per share include the impact on dilution from all contingently issuable shares, including options, warrants and convertible securities. The common stock equivalents from contingent shares are determined by the treasury stock method. The Company incurred a net loss for the three months ended April 30, 2012 and 2011 respectively, and therefore, basic and diluted earnings per share for those periods are the same since all potential common equivalent shares would be anti-dilutive including 7,200,000 options for fiscal year 2012.

Recently Issued Accounting Pronouncements. In September 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-08, Goodwill and Other (Topic 350): Testing Goodwill and Other Assets for Impairment, which simplifies goodwill and other asset impairment tests. The new guidance states that a qualitative assessment may be performed to determine whether further impairment testing is necessary and is effective beginning fiscal years and interim periods beginning after December 15, 2011. The impact of adopting this ASU was not material to the Company’s financial position or results of operations.

Accounting standards that have been issued by the FASB or other standards setting bodies that do not require adoption until a future date are being evaluated by the Company to determine whether adoption will have a material impact on the Company’s financial statements.

Note 3 – Going Concern and Liquidity

These financial statements have been prepared by management assuming that the Company will be able to continue as a going concern and contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments to the recoverability of recorded asset amounts or the amounts or classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company incurred a net loss of $894,179 for the three months ended April 30, 2012, and has an accumulated deficit of $3,935,044. In addition, the Company has a history of losses and has only recently begun to generate revenue as part of its principal operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The operations of the Company have primarily been funded by the issuance of its common stock.

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

There can be no assurance that we will be able to increase sales, reduce expenses, or obtain additional financing, if necessary, at a level to meet our current obligations. As a result, the opinion we have received from our independent registered public accounting firm on our January 31, 2012 consolidated financial statements contains an explanatory paragraph stating that there is a substantial doubt regarding our ability to continue as a going concern.

Note 4. Trademark License Agreement

Trademark License Agreement with Marley Coffee, LLC

The Company entered into a license agreement with MCL, effective March 31, 2010 (the “Trademark License Agreement”), pursuant to which it acquired the worldwide right to use and sublicense, the intellectual property rights, including the Trademarks (hereinafter defined), relating to the late reggae performer, Robert Nesta Marley, professionally known as Bob Marley, including “Marley Coffee”. MCL is a private limited liability company of which Rohan Marley, a director of the Company, is the beneficial owner of 33% of MCL and serves as a Manager.

Fifty Six Hope Road Music Limited, a Bahamas international business company (“Fifty Six Hope Road”), owns and controls the intellectual property rights in and to the late reggae performer, Bob Marley, including the “Marley Coffee” (the “Trademark”). Fifty Six Hope Road granted a worldwide exclusive, terminable oral license to MCL to utilize the Trademark and for MCL to grant to the Company an exclusive, terminable sub-license to use the Trademark.

The consideration between the Company and MCL for the Trademark License Agreement was as follows:

(1)	The Company entered into the Asset Purchase Agreement to sell all its interests in its Branding Development and Business Plan Development to MCL;
(2)	The Company assigned an agreement entered with Rohan Marley, proprietor of farmland and improvements thereon located in Jamaica (the “Farm”) to lease the Farm commencing February 15, 2008 (the “Farm Lease Agreement”) to MCL and transferred to MCL all its interest in the Farm Lease Agreement and leasehold improvements on the Farm;
(3)	The Company agreed to issue to MCL ten million (10,000,000) shares of common stock of the Company as follows:
•	One Million (1,000,000) shares upon the execution of the Trademark License Agreement, which shares were issued and delivered in December 2010; and
•	One Million (1,000,000) shares on each anniversary of the execution of the Trademark License Agreement for the following nine years. (See Note 5).

In accordance with FASB ASC 505-25- “Share-Based payments to Non Employees,” management recorded the transaction based on the estimated fair value of the perpetual license at the measurement date of March 2010 (the date when the license, and its underlying rights were delivered to the Company and MCL’s performance was completed). There are no further performance conditions required by MCL.

On June 15, 2010, the Company retained DS Enterprises, Inc., an independent business valuation service (“DS Enterprises”) to provide financial advisory assistance in the accounting of the acquisition of the Trademark License Agreement, in accordance with FASB ASC Topic 820 guidelines, and to assist the Company in one or more of the following: (i) determining the Trademark value and (ii) determining the fair valuation of the consideration (common stock) provided for in the acquisition using income, market and cost-oriented methods according to FASB ASC Topic 820. According to the valuation report dated June 19, 2010, the following factors were taken into consideration by DS Enterprises:

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

Based on the analysis of DS Enterprises, management estimated that the fair market value of the Trademark License Agreement upon acquisition was $640,000. The Trademark License Agreement has an indefinite life and is not being amortized. Management of the Company reviewed the valuation report and was satisfied that the report fairly valued the transaction. Management evaluated the carrying value of the Trademark License Agreement and determined that no impairment existed at April 30, 2012 or January 31, 2012.

On August 5, 2011 MCL and the Company entered into an amendment to the Trademark License Agreement (as amended, the “Amended Trademark License Agreement”). In consideration for MCL agreeing to the Amended Trademark License Agreement, the Company agreed to assume $126,000 of obligations of MCL or its managing members by paying (i) MCL, (ii) creditors identified by MCL or (iii) creditors identified by MCL’s managing members. Upon the signing of the Amended Trademark License Agreement, the Company made a payment of $55,000, with the balance to be paid thereafter in equal monthly installments over a period of 18 months. Upon the signing of the Amended Trademark License Agreement, the Company made a payment of $55,000, with the balance to be paid thereafter in equal monthly installments over a period of 18 months. The balance payable of $39,440 at April 30, 2012 is reflected in the accompanying balance sheet as “Notes payable.”

Under the Amended Trademark License Agreement, MCL granted the Company an exclusive right (the “Exclusive License”) to distribute, in the U.S. (inclusive of its territories and possessions), Canada, U.S. and Canadian government and military facilities and installations worldwide, the United Mexican States (“Mexico”), and the nations of the Caribbean Sea (the foregoing countries and U.S. and Canadian government and military facilities are collectively referred to as the “Territory”), coffee in all its forms and derivations, regardless of portions, sizes or packaging (the “Licensed Products”) through “Licensed Distribution Channels.”

Licensed Distribution Channels means hotels, chain motels and similar lodging establishments, restaurants, companies engaged in providing on-site coffee services to for-profit or non-profit offices and other establishments, large chain (“big box”) retail stores, specialty grocery stores, food distributors and supply services, gas and other automotive/truck service stations, Internet-based wholesalers and retailers, and other businesses engaged in the sale of coffee products (either whole or ground beans or beverages) and accessories, excluding “coffee houses.”

Pursuant to the Amended Trademark License Agreement, MCL also granted the Company an exclusive license to use, reproduce, and sublicense the Trademark (whether directly or through affiliated or nonaffiliated sublicensees, in association with the manufacture, marketing, advertisement, promotion, performance, sale, supply and distribution of Licensed Products and Services through the Licensed Distribution Channels. MCL also granted the Company a non-exclusive right to distribute, in the Territory and through the Licensed Distribution Channels, tea products and instant coffee products,” and with the Exclusive License, the “License”). During the effectiveness of the License, MCL granted the Company a revocable right to use the name “Marley Coffee” and reasonably similar variations thereof, subject to MCL’s consent, as its “doing business as” or “DBA” name but solely in connection with the Licensed Products and Services in the Licensed Distribution Channels in the Territory.

Note 5 – Other Related Party Transactions

Transactions with Nicole Whittle

During the three months ended April 30, 2012, the Company paid $21,000 to Nicole Whittle. Ms. Whittle serves as the Company’s Creative Director, for ongoing creative design costs services.  Nicole Whittle is the sister of Shane Whittle who is a former director and chief executive officer of the Company and who is currently a manager and equity owner of MCL.

Note 6 – Stockholder’s Equity

Holders of common stock are entitled to one vote for each share held. There are no restrictions that limit the Company's ability to pay dividends on its common stock. The Company has not declared any dividends since incorporation.

During the three months ended April 30, 2012, there were no new shares of common stock issued by the Company.

The Company’s common stock is quoted on the OTCBB.

As of April 30, 2012, the Company had 5,112,861,525 common shares authorized and 76,744,150 shares issued and outstanding, respectively.

Note 7 – Stock Options

Share-based Compensation:

On August 5, 2011, the Board approved the 2011 Equity Compensation Plan (the “Equity Compensation Plan”). The Equity Compensation Plan authorizes the issuance of various forms of stock-based awards, including incentive or non-qualified options, restricted stock awards, performance shares and other securities as described in greater detail in the Equity Compensation Plan, to the Company’s employees, officers, directors and consultants. Options to purchase 20,000,000 shares of common stock are authorized to be issued under the Equity Compensation Plan. As of April 30, 2012, 7,700,000 shares of common stock have been granted under this plan.

Stock Options:

In March 2012, options to purchase an aggregate of 500,000 shares of common stock were granted to a consultant at an exercise price of $0.26 per share. The options have a six year term and vest annually on the anniversary date of the grant. A fair value of $126,678 was recorded using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model for the options issued include: (1) discount rate of 0.87%, (2) expected term of 4 years, (3) expected volatility of 222.6% and (4) zero expected dividends.

During the three-month period ended April 30, 2012, the Company recognized share-based compensation expense of $475,154. The remaining amount of unamortized stock options expense at April 30, 2012 is $4,314,669. The intrinsic value of outstanding as well as exercisable options at April 30, 2012 was $0.

Activity in options during the three month period ended April 30, 2012 and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at February 1, 2012	7,200,000	$0.40
Granted	500,000	0.26
Exercised	0	0
Forfeited and canceled	0	0

Outstanding at April 30, 2012	7,700,000	$0.39	5.3

Exercisable at April 30, 2012	100,000	$0.26	5.6

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

The provision for income taxes on earnings subject to income taxes differs from the statutory federal rate at April 30, 2012 and April 30, 2011, due to the following:

	April 30,	April 30,
	2012	2011
Federal income taxes at 34%	$(304,000)	$(62,000)
State income tax, net of federal benefit	(53,000)	(11,000)
Tax effect on non-deductible expenses and credits	-	-
Increase in valuation allowance	357,000	73,000
	$-	$-

The Company has not filed federal or state income tax returns but it is in the process of preparing the appropriate forms and submitting them to appropriate governmental agencies. As of April 30, 2012, we have not yet completed our analysis of the deferred tax assets relating to federal and state net operating losses.

At April 30, 2012, Management estimates that the Company had unused net operating loss carryovers of approximately $3,459,000 that are available to offset future federal and state taxable income which expires beginning in 2025. Both the federal and state net operating loss carryovers at April 30, 2012 may be adjusted once tax returns are filed.

Pursuant to Internal Revenue Code Sections 382, use of our net operating loss carryforwards could be limited if a cumulative change in ownership of more than 50% occurs within a three-year period. We plan to complete a Section 382 analysis regarding whether there are limitations of the net operating loss prior to utilizing any net operating losses.

The Company follows FASB issued FASB Interpretation No. 48, subsequently codified in ASC 740, Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in an entity's financial, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under ASC 740, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, ASC 740 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

We follow the provisions of ASC 740 relating to uncertain tax provisions and have commenced analyzing filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. As a result of our evaluation, Management has determined that no additional tax liabilities need to be recorded. There are no unrecognized tax benefits as of April 30, 2012 or January 31, 2012.

Note 9 – Concentrations

The suppliers comprising 10% or more of the Company’s cost of sales at April 30, 2012 and 2011 are listed below (in thousands).

	April 30, 2012		April 30, 2011
Total cost of sales	$235	100%	$23	100%
Supplier concentration:
Canterbury Coffee Corporation	34	15%	21	93%
Marley Coffee Ltd. Jamaica	31	13%	-	-
National C.S. & V., LLC	57	24%	-	-
National Coffee Roasters, LLC	98	42%	-	-
Total supplier costs	220	94%	21	93%

Other costs	15	6%	2	7%

Total cost of sales	$235	100%	$23	100%

A significant portion of our purchases is derived from a limited number of supplier/fulfillment parties. The loss of one or more of our significant suppliers could adversely affect our operations. For the three months ended April 30, 2012, two suppliers accounted for approximately $155,000 or 66 percent of the total product costs of approximately $235,000 recorded in cost of revenue. For the three months ended April 30, 2011, one supplier accounted for approximately $21,000 or 93 percent of the total product costs of approximately $23,000 recorded in cost of revenue.

Note 10 – Commitments and Contingencies

Our commitments and contingencies include the usual claims and obligations of a wholesaler and distributor of coffee products in the normal course of a business. We may be, from time to time, involved in legal proceedings incidental to the conduct of our business. The Company is not involved in any litigation or legal proceedings as of April 30, 2012.

As part of the consideration between us and MCL for the Trademark License Agreement, effective March 31, 2010, the Company agreed to issue to MCL 10,000,000 shares of common stock of the Company as follows: 1,000,000 shares of the Company's common stock upon execution of such Agreement, and an additional 1,000,000 shares of common stock on each anniversary of the execution of the Trademark License Agreement for the following nine years, through March 31, 2019. As of June 11, 2012, the Company had issued 3,000,000 shares of Company's common stock to MCL. These shares were offered and sold pursuant to an exemption from registration set forth in section 4(2) of the 1933 Act. The Company remains obligated to issue the remaining shares as specified above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This information should be read in conjunction with the interim unaudited financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the audited financial statements and notes thereto and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended January 31, 2012.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of Jammin Java Corp. (the “Company,” “Jammin Java”, “we”, “us” or “our” ) to differ materially and adversely from those expressed or implied by such forward-looking statements. Such forward-looking statements include any statements, predictions and expectations regarding our earnings, revenue, sales and operations, operating expenses, anticipated cash needs, capital requirements and capital expenditures, needs for additional financing, use of working capital, plans for future products, services and distribution channels, anticipated growth strategies, planned capital raises, ability to attract and maintain distributors and customers, sources of net revenue, anticipated trends and challenges in our business and the markets in which we operate, the impact of economic and industry conditions on our customers and our business, customer demand, our competitive position, the outcome of any litigation against us, critical accounting policies, the impact of recent accounting pronouncements, the time-frame in which we expect ti file tax returns, statements pertaining to financial items, plans, strategies, expectations or objectives of management for future operations, our financial condition or prospects, and any other statement that is not historical fact. Forward-looking statements are often identified by the use of words such as “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “continue,” “expect,” “believe,” “anticipate,” “estimate,” “predict,” “potential,” “plan,” “seek” and similar expressions and variations or the negativities of these terms or other comparable terminology. These forward-looking statements are based on the beliefs and assumptions of our management based upon information currently available to management. Such forward looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially and adversely from future results expressed or implied from such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified under “Risk Factors” in our Annual Report on Form 10-K for the year ended January  31, 2012 (the “2012 Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”). Such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements for any reason except as otherwise required by law.

Business Overview

Overview

We, doing business as Marley Coffee, are a United States based company that provides sustainably grown, ethically farmed and artisan roasted gourmet coffee through multiple United States and international distribution channels using the Marley brand name. We intend to develop a significant share of these markets and achieve a leadership position by capitalizing on the global recognition of the Marley name through a co-branding relationship with MCL. Through a licensing agreement with MCL, the Company has the worldwide right to use, and sublicense, the intellectual property rights in and to the late reggae performer, Robert Nesta Marley, professionally known as Bob Marley, including “Marley Coffee”.

Pursuant to the Company’s Amended Trademark License Agreement with MCL, the Company markets the name “Marley Coffee” within the U.S. (including its territories and possessions) Canada, Mexico and the nations of the Caribbean Sea to sell coffee in any form or derivation through any distribution channel, provided that the Company may not use the brand “Marley Coffee” through coffee houses or coffee shop franchises.

The Company also may distribute tea products and instant coffee products. During the time of effectiveness of the License, MCL granted to the Company a revocable right to use the name “Marley Coffee” and reasonably similar variations thereof.

Revenue Channels

We began the fiscal year ended January 31, 2011 selling one coffee offering in the U.S., our organic whole bean coffee, and have grown into an international gourmet coffee company with a menu of distinctive coffee and tea products, including our Marley Coffee Jamaica Blue Mountain Ground; compostable single-serve pods for Bunn and other pod-based home and office brewers; and Marley Coffee Real Cup™ compatible cartridges for use in most models of Keurig’s popular K-cup brewing system. In addition, we have added a number of new revenue channels, which have reshaped our business. We believe a key to our growth has been, and will continue to be, our multichannel strategy and in which we introduce a wide array of coffee products through multiple distribution channels using the Marley Coffee brand name.

U.S. and international grocery retail channels have grown to become our largest revenue channels, followed by online retail, office coffee services (referred to herein as OCS), food service and licensing. Geographically, we initially focused on retail grocery sales and marketing on West Coast and Southwestern parts of the United States and Western Canada. In the past few months, we have expanded to add distributor relationships in the Midwest and Northeastern regions of the United States. We expect our ongoing discussions with retailers will enable us to place our products in more chains throughout the year. We are continually seeking to expand our product placement with grocery retailers and distributors throughout the United States and internationally.

In the quarter ended April 30, 2012, we added two additional revenue channels: Marley Coffee branded vending solutions and Marley Coffee branded Bike Cafés.

Branded Vending & Foodservice. In April 2012, during the National Automatic Merchandising Association (NAMA) OneShow annual trade show, we announced that AVT, Inc. and Seaga Manufacturing, Inc., both leading developers of vending and self-service retail equipment, would create Marley Coffee branded coffee vending machines.

AVT’s Marley Coffee-branded machines are designed to target college campuses, traditional retail locations, high-density traffic areas such as theaters and hotels, and traditional foodservice vendors. Several large retailers have already inquired about these new vending machines and we expect to begin seeing revenue from sales of AVT machines this fiscal year.

Seaga will create two Marley Coffee branded vending solutions for the OCS, vending and foodservice marketplaces: one designed for larger, high traffic environments; and another, an automatic table-top vending machine for small and medium traffic locations. National Coffee Service & Vending (NCS&V), a current Marley Coffee sales agent for office coffee service, will also continue distribute the Marley Coffee branded vending solutions for the OCS.

Marley Coffee BikeCaffe Mobile Franchise Concept. Also at the April 2012 NAMA OneShow, we announced the Marley Coffee branded BikeCaffe Coffee Bike. BikeCaffes, found in select cities in the U.S. and Europe, is a new approach to serving coffee to customers. The three-wheeled, geared bikes are full-service cafes that can roll from location to location, leaving little carbon footprint. BikeCaffe franchises are available to Marley Coffee branded bikes that will sell coffee drinks exclusively featuring Marley Coffee beans.

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Comparison of the Three Months Ended April 30, 2012 and 2011

Sales Revenue. Sales revenue for the three months ended April 30, 2012 was $309,614, an increase of $281,659, as compared with sales revenue of $27,955 for the three months ended April 30, 2011. Sales revenue increased as a result of the Company’s continued maturation from its development stage.

Cost of Sales. Cost of sales for the three months ended April 30, 2012 was $234,533, an increase of $211,349 as compared to $23,184 for the three months ended April 30, 2011. The increase in the cost of sales correlated with the Company’s revenue growth.

Compensation and Benefit Expenses. Compensation and benefits for the three months ended April 30, 2012, were $575,663 as compared to $-0- for the three months ended April 30, 2011. The increase was a result of stock compensation expenses associated with options granted.

Selling and Marketing Expenses. Selling and marketing expenses for the three months ended April 30, 2012, were $177,778, an increase of $157,908, as compared to $19,870 for the three months ended April 30, 2011. The increase was principally the result of marketing expenses related to the ramping up of sales operations.

General and Administrative Expenses.  General and administrative expenses for the three months ended April 30, 2012, were $216,060, an increase of $50,142 as compared to $165,918 in expenses for the three months ended April 30, 2011.  The increase was principally the result of increased professional fees, payroll and corporate reporting expenses.

Net Loss. We incurred a net loss of $894,179 for the three months ended April 30, 2012, compared to $181,051 for the three months ended April 30, 2011. The principal reason for the increased net loss was an increase in professional fees, payroll, selling expenses, corporate reporting expenses and stock compensation expenses associated with options granted, which resulted from our ramp up of operations which occurred between the comparable periods.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2012, we had total assets of $1,518,902, consisting of current assets of $730,223, including cash of $448,557, prepaid expenses and other current assets of $194,591 and long-term assets including property and equipment of $22,679 and license agreement of $766,000. This compares to total assets of $1,832,849 on April 30, 2011.

At April 30, 2012, we had total liabilities consisting solely of current liabilities of $193,561, as compared to $88,483 as of April 30, 2011. Current liabilities at April 30, 2012 included $39,440 of notes payable in connection with the Amended Trademark License Agreement with MCL, discussed in Note 4 of the Footnotes to the Financial Statements, and $143,872 of accounts payable.

At April 30, 2012, we had working capital of $536,662 and a total accumulated deficit of $3,935,044.

For the three months ended April 30, 2012, although we generated sales of $309,614, we had a net loss of $894,179. We will require additional funding to continue our business operations for the next 12 months in addition to receipts from sales generated and cash on hand. We have not generated net income through the sale of our products and thus make no assurances that net income will be generated in the future.

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

There can be no assurance that we will be able to increase sales, reduce expenses, or obtain additional financing, if necessary, at a level to meet our current obligations. As a result, the opinion we have received from our independent registered public accounting firm on our January 31, 2012 consolidated financial statements contains an explanatory paragraph stating that there is a substantial doubt regarding our ability to continue as a going concern.

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

Cash Requirements For Next 12 Months

During the next 12 months, we estimate our required funding expenditures to be $1,400,000 consisting of $300,000 in selling and marketing costs and $1,100,000 in general and administrative costs.

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

Obligation to Issue Additional Shares

As part of the consideration between us and MCL for the Trademark License Agreement, effective March 31, 2010, the Company agreed to issue to MCL 10,000,000 shares of common stock of the Company as follows: 1,000,000 shares of the Company's common stock upon execution of such Agreement, and an additional 1,000,000 shares of common stock on each anniversary of the execution of the Trademark License Agreement for the following nine years, through March 31, 2019. As of June 11, 2012, the Company had issued 3,000,000 shares of Company's common stock to MCL. These shares were offered and sold pursuant to an exemption from registration set forth in section 4(2) of the 1933 Act. The Company remains obligated to issue the remaining shares as specified above.

Consolidated Cash Flows

We had net cash flows used in operating activities of $385,735 for the three months ended April 30, 2012, which was mainly due to $894,179 of net loss and an increase in prepaid expenses and other current assets of $8,305 offset by $475,154 of stock compensation expenses and an increase in accounts payable of $106,664.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained on pages 16 and 17 in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended January 31, 2012. We believe that as of April 30, 2012 there had been no material changes to this information.

Recent Accounting Pronouncements

For the three month period ended April 30, 2012, there were no accounting standards or interpretations issued that are expected to have a material impact on our financial position, operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file with the SEC under the Securities Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow for timely decisions regarding required disclosure. As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (“Exchange Act”) Rule 15d-15(e)) as of the end of the period covered by this report.  Based on the foregoing, our principal executive and principal financial officer concluded that our disclosure controls and procedures are not effective to ensure the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed and reported within the time periods specified in the SEC’s rules and forms.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 15d-15(f) under the Exchange Act. Our management assessed the effectiveness of the Company’s internal control over financial reporting as of the end of the Company’s most recent fiscal year ended January 31, 2012 and concluded that the Company’s internal control over financial reporting were not effective as of such date.

A material weakness is a deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represented material weaknesses at January 31, 2012:

(1)	lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors capable to oversee the audit function;
(2)	inadequate segregation of duties due to limited number of personnel, which makes the reporting process susceptible to management override;
(3)	insufficient resources and written policies and procedures for accounting and financial reporting with respect to the requirements and application of GAAP and SEC disclosure requirements; and
(4)	ineffective controls over period-end financial disclosure and reporting processes.

Our management believes that the material weaknesses set forth in items (1) through (4) above did not have an effect on our financial reporting during the fiscal quarter ended April 30, 2012.

We are committed to improving its financial organization. As part of this commitment, moving forward, we plan to hire additional outside accounting personnel and take action to consolidate check writing and financial controls.  Additionally, as soon as funds are available, we plan to make a determination as to whether it is in our best interest to (1) appoint one or more outside directors to our board of directors who shall be appointed to the audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; (2) create a position to segregate duties consistent with control objectives and will increase our personnel resources; (3) hire independent third parties to provide expert advice; and (4) prepare and implement sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of GAAP and SEC disclosure requirements.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

There have been no changes in the Company’s internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Our business, financial condition and results of operations are subject to a number of factors, risks and uncertainties. There have been no material changes to the risk factors as disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2012. The disclosures in our Annual Report on Form 10-K and in other reports and filings are not necessarily a definitive list of all factors that may affect our business, financial condition and future results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6.  Exhibits.

Exhibit Number	Description
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2, filed with the SEC on August 3, 2005).

3.2	Certificate of Change Pursuant to NRS 78.209 (incorporated by reference from our Form 8-K/A, filed with the SEC on October 24, 2007).

3.3	Articles of Merger (incorporated by reference from our Form 8-K, filed with the SEC on March 12, 2008).

3.4	Articles of Merger (incorporated by reference from our Form 8-K, filed with the SEC on September 17, 2009).

3.5	Certificate of Change Pursuant to NRS 78.209 (incorporated by reference from our Form 8-K, filed with the SEC on March 1, 2010).

3.6	Bylaws (incorporated by reference from our Registration Statement on Form SB-2, filed with the SEC on August 3, 2005).

31.1*	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certificate of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

___________________

* Filed herewith

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities and Exchange Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JAMMIN JAVA CORP.

Dated: June 13, 2012	By: /s/ Brent Toevs
Brent Toevs
Chief Executive Officer
(Principal Executive Officer)

JAMMIN JAVA CORP.

Dated: June 13, 2012	By: /s/ Anh Tran
Anh Tran
President, Secretary and Treasurer
(Principal Accounting Officer)

