Form 10-Q
period 2012-07-31
JAMMIN JAVA CORP.
filed 2012-09-14
CIK 1334586

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

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

At September 14, 2012, there were 76,744,150 shares of the issuer’s common stock outstanding.

Jammin Java Corp.

For the Three and Six Months Ended July 31, 2012

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

JAMMIN JAVA CORP.

BALANCE SHEETS

(unaudited)

	July 31,	January 31,
	2012	2012
Assets

Cash	$301,551	$835,878
Accounts receivable	385,615	34,782
Prepaid expenses	174,789	144,726
Other current assets	52,627	41,560
Total Current Assets	914,582	1,056,946

Property and equipment, net	22,045	9,903
License agreement	766,000	766,000
Deferred financing costs	91,406	-
Total Assets	$1,794,033	$1,832,849

Liabilities and Stockholders' Equity

Accounts payable	$433,819	$22,485
Accrued expenses	112,122	14,723
Notes payable - related party	31,550	51,275
Secured promissory note, net of discount of $59,850 and $-0-, respectively	290,150	-
Notes payable - current	6,406	-
Derivative liability	59,850	-
Total Current Liabilities	933,897	88,483

Total Liabilities	933,897	88,483

Common stock, $.001 par value, 5,112,861,525 shares authorized;
76,744,150 and 76,744,150 shares issued and outstanding,	76,744	76,744
as of July 31, 2012 and January 31, 2012, respectively
Additional paid-in-capital	5,704,668	4,708,487
Accumulated deficit	(4,921,276)	(3,040,865)
Total Stockholders' Equity	860,136	1,744,366

Total Liabilities and Stockholders' Equity	$1,794,033	$1,832,849

See accompanying notes to financial statements

JAMMIN JAVA CORP.

STATEMENTS OF OPERATIONS

For the Three and Six Months Ended July 31, 2012 and 2011

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	July 31,		July 31,
	2012	2011	2012	2011

Revenue	$559,485	$43,742	$869,099	$71,697

Cost of sales:
Cost of sales products	492,728	46,291	727,261	69,475
Total cost of sales	492,728	46,291	727,261	69,475

Net revenue	$66,757	$(2,549)	$141,838	$2,222

Operating Expenses:
Compensation and benefits	635,066	-	1,210,729	-
Selling and marketing	124,994	50,353	302,772	70,223
General and administrative	277,712	432,159	493,772	598,077
Total operating expenses	(1,037,772)	(482,512)	(2,007,273)	(668,300)

Other income (expense):
Interest income	103	970	413	970
Interest (expense)	(15,320)	(69)	(15,389)	(103)
Total other income (expense)	(15,217)	901	(14,976)	867

Net Loss	$(986,232)	$(484,160)	$(1,880,411)	$(665,211)

Net loss per share:
Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Weighted average common shares outstanding - basic and diluted	76,744,150	74,275,802	76,744,150	72,003,658

See accompanying notes to financial statements

JAMMIN JAVA CORP.

STATEMENTS OF CASH FLOWS

For the Six Months Ended July 31, 2012 and 2011

 (unaudited)

	2012	2011
Cash Flows From Operating Activities:
Net loss	$(1,880,411)	$(665,211)
Adjustments to reconcile net loss to net
cash used in operating activities:
Common stock issued for services	-	21,900
Option expenses	996,181	-
Depreciation	2,622	833
Amortization	-	56,875
Amortization of debt discount and deferred financing costs	13,542	-
Changes in:
Accounts receivable	(350,833)	(4,284)
Prepaid expenses and other current assets	11,497	11,298
Accounts payable	411,334	13,683
Accrued expenses	(2,601)	-
Derivative liability	59,850	-
Net cash used in operating activities	(738,819)	(564,906)

Cash Flows Used in Investing Activities:
Purchases of property and equipment	(14,764)	(5,000)
Net cash used in investing activities	(14,764)	(5,000)

Cash Flows From Financing Activities:
Repayment of notes payable - related party	(19,725)	(47,936)
Proceeds from sale of common shares	-	2,460,000
Financing on promissory note	350,000	-
Payment of financing costs	(57,575)	-
Financing on short term debt	(53,444)	(8,618)
Net cash provided by financing activities	219,256	2,403,446

Net change in cash	(534,327)	1,833,540
Cash at beginning of period	835,878	2,467
Cash at end of period	$301,551	$1,836,007

Supplemental Cash Flow Information:
Cash paid for interest	$103	$103
Cash paid for income taxes	$-	$-

Non-Cash Financing and Investing Transactions:
Financed insurance policy	$15,280	$12,500

See accompanying notes to financial statements

JAMMIN JAVA CORP.

NOTES TO FINANCIAL STATEMENTS

July 31, 2012

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

Jammin Java, doing business as Marley Coffee, is a United States (U.S.)-based company that provides sustainably grown, ethically farmed and artisan roasted gourmet coffee through multiple U.S. and international distribution channels, using the Marley Coffee brand name. U.S. and international grocery retail channels have grown to become the Company’s largest revenue channels, followed by online retail, office coffee services (referred to herein as OCS), food service and licensing. The Company intends to continue to develop these revenue channels and achieve a leadership position by capitalizing on the global recognition of the Marley name through the licensing of the Marley Coffee trademarks.

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

Cash and Cash Equivalents. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. At July 31, 2012, the Company invested approximately $240,000 in a money market account with an average market yield of 0.20%. Interest income of $413 was recognized for the six months ended July 31, 2012. As of July 31, 2012, the Company held no auction rate securities.

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

Allowance for Doubtful Accounts.  The Company does not require collateral from its customers with respect to accounts receivable. The Company determines any required allowance by considering a number of factors, including the length of time accounts receivable are past due. The Company provides reserves for accounts receivable when they become uncollectible. The Company has determined that no allowance for doubtful accounts was required at July 31, 2012.

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

Depreciation was $2,622 and $833 for the three months ended July 31, 2012 and 2011, respectively.

Impairment of Long-Lived Assets. Long-lived assets consist of a license agreement (See Note 4). The license agreement is reviewed for impairment at least annually whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their estimated fair values. Management evaluated the carrying value of the license and determined that no impairment existed at July 31, 2012.

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

Earnings or Loss Per Common Share. Basic earnings per common share equals net earnings or loss divided by the weighted average of shares outstanding during the year. Diluted earnings per share includes the impact on dilution from all contingently issuable shares, including options, warrants and convertible securities. The common stock equivalents from contingent shares are determined by the treasury stock method. The Company incurred a net loss for the three months and six months ended July 31, 2012 and 2011 respectively, and therefore, basic and diluted earnings per share for those periods are the same since all potential common equivalent shares would be anti-dilutive including 7,700,000 options as of July 31, 2012.

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

The Company incurred a net loss of $1,880,411 for the six months ended July 31, 2012, and has an accumulated deficit of $4,921,276. In addition, the Company has a history of losses and has only recently begun to generate revenue as part of its principal operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The operations of the Company have primarily been funded by the issuance of its common stock. The Company may in the future need to secure additional funds through future equity sales. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.

The Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to sell its products directly to end-users and through distributors, establish profitable operations through increased sales and decreased expenses, and obtain additional funds when needed. Management intends to increase sales by increasing the Company’s product offerings, expanding our direct sales force and expanding its distributor relationships both domestically and internationally.

There can be no assurance that the Company will be able to increase sales, reduce expenses, or obtain additional financing, if necessary, at a level to meet its current obligations. As a result, the opinion the Company received from its independent registered public accounting firm on its January 31, 2012 consolidated financial statements contains an explanatory paragraph stating that there is a substantial doubt regarding the Company’s ability to continue as a going concern.

Note 4. Trademark License Agreement

Trademark License Agreement with Marley Coffee, LLC

The Company entered into a license agreement with Marley Coffee, LLC (“MCL”), effective March 31, 2010 (the “MLC Trademark License Agreement”), pursuant to which it acquired the worldwide right to use and sublicense, the intellectual property rights, including the “Marley Coffee” trademarks relating to the late reggae performer, Robert Nesta Marley, professionally known as Bob Marley, including “Marley Coffee” (the “Trademarks”). Rohan Marley, a director of the Company, serves as the managing member of MCL, a private limited liability company, and is the beneficial owner of one-third of its membership interests.

Fifty Six Hope Road Music Limited, a Bahamas international business company (“Fifty Six Hope Road”), owns and controls the intellectual property rights in and to the late reggae performer, Bob Marley, including the “Trademarks. Fifty Six Hope Road granted a worldwide exclusive, terminable oral license to MCL to utilize the Trademarks and for MCL to grant to the Company an exclusive, terminable sub-license to use the Trademark.

The consideration for the MCL Trademark License Agreement was as follows:

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

On June 15, 2010, the Company retained DS Enterprises, Inc., an independent business valuation service (“DS Enterprises”) to provide financial advisory assistance in the accounting of the acquisition of the Trademark License Agreement, in accordance with FASB ASC Topic 820 guidelines, and to assist the Company in one or more of the following: (i) determining the Trademarks value and (ii) determining the fair valuation of the consideration (common stock) provided for in the acquisition using income, market and cost-oriented methods according to FASB ASC Topic 820. According to the valuation report dated June 19, 2010, the following factors were taken into consideration by DS Enterprises:

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

Based on the analysis of DS Enterprises, management estimated that the fair market value of the Trademark License Agreement upon acquisition was $640,000. In addition, during 2011, the Company assumed additional obligations from MCL totaling $126,000 in consideration of amending the license.

The MCL Trademark License Agreement has an indefinite life and is not being amortized. Management of the Company reviewed the valuation report and was satisfied that the report fairly valued the transaction. Management evaluated the carrying value of the MCL Trademark License Agreement and determined that no impairment existed at July 31, 2012.

On September 13, 2012 and effective August 7, 2012, MCL and the Company terminated the MCL Trademark License Agreement and entered into a new license and trademark agreement with Fifty Six Hope Road. See Note 12 under the caption “New Trademark Agreement Relating to the ‘Marley Coffee’ Trademarks/Termination of Obligation to Issue Additional Shares to MCL.”

Note 5 – Notes Payable

On July 19, 2012 (the “Closing”), Jammin Java Corp. and TCA Global Credit Master Fund, LP, a Cayman Islands limited partnership (“TCA”) entered into a credit agreement with an effective date of June 29, 2012 (the “Credit Agreement”). Pursuant to the Credit Agreement, TCA agreed to loan the Company up to $2 million for working capital purposes, based on the amount of eligible accounts receivable the Company provides TCA the rights to in order to secure the repayment of the amounts borrowed under the Credit Agreement.  A total of $350,000 was funded by TCA in connection with the Closing.  The amounts borrowed pursuant to the Credit Agreement are evidenced by a Revolving Note (the “Revolving Note”), the repayment of which is secured by a Security Agreement.  Pursuant to the Security Agreement, the repayment of the Revolving Note is secured by a security interest in substantially all of the Company’s assets in favor of TCA. The initial Revolving Note in the principal amount of $350,000 is due and payable on July 18, 2013, with interest at the rate of 12% per annum, increasing to 18% per annum upon the occurrence of an event of default.

Additionally, upon the occurrence of an event of default under the Credit Agreement or the Revolving Note, TCA may convert all or any portion of the outstanding principal, accrued and unpaid interest, and any other sums due and payable under the Revolving Note into shares of common stock at a conversion price equal to 85% of the lowest daily volume weighted average price of common stock during the five (5) trading days immediately prior to such applicable conversion date, in each case subject to TCA not being able to beneficially own more than 4.99% of outstanding common stock upon any conversion. Because the conversion feature requires the Company to issue a variable number of shares for settlement, such feature is deemed as a derivative liability and reflected as a debt discount valued at $59,850.

The Company has the right to prepay the Revolving Note, in whole or in part, provided, that the Company pays TCA an amount equal to the then outstanding amount of the Revolving Note plus 5% for repayments up until 180 days following the Closing and the then outstanding amount of the Revolving Note plus 2.5% for repayments subsequent to 180 days following the Closing.

The Company also agreed to pay TCA various fees during the term of the Credit Agreement, including a $1,500 asset monitoring fee (which increases as additional amounts are borrowed under the Credit Agreement) due each quarter that the Credit Agreement is outstanding, a transaction advisory fee of 4% of any amounts borrowed under the Credit Agreement, and a collection fee equal to 0.875% for receivables outstanding and received by the Company within 30 days of the invoice date therefor, 1.625% for receivables outstanding and received by the Company between 31-60 days of the invoice date therefor, and 2.25% for receivables outstanding and received by the Company between 61-90 days of the invoice date therefor. The Company also paid TCA due diligence and document review fees of $25,000 in connection with the closing.  In total, the Company paid $57,575 in fees and closing costs in connection with the Closing, which have been reflected in the other current assets section of the balance sheet and as such, the Company netted $292,425 in connection with the Closing.

The Company also agreed to pay TCA a fee of $100,000, payable in shares of our common stock (initially equal to 588,235 shares of common stock) (the “Fee Facility Shares”).  The number of Fee Facility Shares are adjusted upon the earlier of (a) the date that all Fee Facility Shares are sold or (b) 12 months after the Closing, such that the total value realized by TCA in connection with the sale of the Fee Facility Shares is equal to $100,000.  Additionally, in the event that TCA determines in its sole and absolute discretion, at any time that the Facility Fee Shares are not likely to be monetized for at least $100,000, TCA can request that the Company redeem the Fee Facility Shares then held by TCA for six (6) equal monthly payments totaling in aggregate $100,000 minus the total value received by TCA through the sale of such Fee Facility Shares. These shares were subsequently issued in August 2012. The Fee Facility fee is reflected in the deferred financing costs section of the balance sheet and is amortized over the term of the loan.

During the term of the Credit Agreement, the Company is prohibited from incurring any indebtedness (other than in connection with the Credit Agreement or as otherwise approved by TCA), making any new investments, creating any encumbrances on our assets, permitting a change in control of the Company, issuing any shares of common stock (other than as otherwise approved by TCA and/or in connection with the issuance of up to fifteen percent (15%) of the Company’s issued and outstanding common stock towards employee stock option plans or acquisitions), affecting any transactions with affiliates of the Company or undertaking certain other actions as described in greater detail in the Credit Agreement, except in the usual course of business.

Note 6 – Other Related Party Transactions

Transactions with Marley Coffee Ltd

During the three and six months ended July 31, 2012, the Company paid $0 and $30,866, respectively, to Marley Coffee Ltd. ("MC"), a producer of Jamaican Blue Mountain coffee that the Company purchases in the normal course of its business. The Company directs these purchases to third-party roasters for fulfillment of sales orders. The Company's Chairman, Rohan Marley, is an owner of approximately 25% of the equity of MC. At July 31, 2012, the Company owed MC approximately $316,000 which is included in accounts payable on the balance sheet.

Transactions with Nicole Whittle

During the six months ended July 31, 2012, the Company paid $42,000 to Nicole Whittle. Ms. Whittle serves as the Company’s Creative Director, for ongoing creative design costs services.  Nicole Whittle is the sister of Shane Whittle who is a former director and chief executive officer of the Company and who is currently a manager and equity owner of MCL.

Note 7 – Stockholder’s Equity

Holders of common stock are entitled to one vote for each share held. There are no restrictions that limit the Company's ability to pay dividends on its common stock. The Company has not declared any dividends since incorporation.

During the six months ended July 31, 2012, there were no new shares of common stock issued by the Company.

The Company’s common stock is quoted on the OTCBB.

As of July 31, 2012, the Company had 5,112,861,525 common shares authorized and 76,744,150 shares issued and outstanding, respectively.

Note 8 – Stock Options

Share-based Compensation:

On August 5, 2011, the Board approved the 2011 Equity Compensation Plan (the “Equity Compensation Plan”). The Equity Compensation Plan authorizes the issuance of various forms of stock-based awards, including incentive or non-qualified options, restricted stock awards, performance shares and other securities as described in greater detail in the Equity Compensation Plan, to the Company’s employees, officers, directors and consultants. Options to purchase 20,000,000 shares of common stock are authorized to be issued under the Equity Compensation Plan. As of July 31, 2012, 7,700,000 shares of common stock have been granted under this plan.

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

During the three month period ended July 31, 2012, the Company recognized share-based compensation expenses totaling $521,027. In addition, during the six month period ended July 31, 2012, the Company recognized share-based compensation expense of $996,181. The remaining amount of unamortized stock options expense at July 31, 2012 is $3,805,272.

The intrinsic value of outstanding as well as exercisable options at July 31, 2012 was $0.

Activity in options during the six month period ended July 31, 2012 and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at February 1, 2012	7,200,000	$0.40
Granted	500,000	0.26
Exercised	0	0
Forfeited and canceled	0	0

Outstanding at July 31, 2012	7,700,000	$0.39	5.1

Exercisable at July 31, 2012	100,000	$0.26	5.4

Note 9 – Income Taxes

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

The provision for income taxes on earnings subject to income taxes differs from the statutory federal rate for the six months ended July 31, 2012 and July 31, 2011, due to the following:

	July 31,	July 31,
	2012	2011
Federal income taxes at 34%	$(639,000)	$(226,000)
State income tax, net of federal benefit	(112,000)	(40,000)
Tax effect on non-deductible expenses and credits	-	-
Increase in valuation allowance	751,000	266,000
	$-	$-

The Company has not filed federal or state income tax returns but it is in the process of preparing the appropriate forms and submitting them to appropriate governmental agencies. As of July 31, 2012, the Company has not yet completed its analysis of the deferred tax assets relating to federal and state net operating losses.

At July 31, 2012, management estimates that the Company had unused net operating loss carryovers of approximately $3,924,230 that are available to offset future federal and state taxable income which expires beginning in 2025. Both the federal and state net operating loss carryovers at July 31, 2012 may be adjusted once tax returns are filed.

Pursuant to Internal Revenue Code Sections 382, use of our net operating loss carryforwards could be limited if a cumulative change in ownership of more than 50% occurs within a three-year period. The Company plans to complete a Section 382 analysis regarding whether there are limitations of the net operating loss prior to utilizing any net operating losses.

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

The Company follows the provisions of ASC 740 relating to uncertain tax provisions and have commenced analyzing filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. As a result of the Company’s evaluation, the Company’s management has determined that no additional tax liabilities need to be recorded. There are no unrecognized tax benefits as of July 31, 2012 or January 31, 2012.

Note 10 – Concentrations

The suppliers comprising 5% or more of the Company’s cost of sales for the three months ended July 31, 2012 and 2011 are listed below (in thousands).

	July 31, 2012		July 31, 2011
Total cost of sales	$493	100%	$46	100%

Supplier concentration:
Canterbury Coffee Corporation	3	1%	18	39%
Marley Coffee Ltd.	316	64%	-	-
National C.S. & V., LLC	35	7%	22	48%
National Coffee Roasters, LLC	123	25%	-	-
Total supplier costs	477	97%	40	87%

Other costs	16	3%	6	13%

Total cost of sales	$493	100%	$46	100%

The suppliers comprising 5% or more of the Company’s cost of sales for the six months ended July 31, 2012 and 2011 are listed below (in thousands).

	July 31, 2012		July 31, 2011
Total cost of sales	$727	100%	$69	100%

Supplier concentration:
Canterbury Coffee Corporation	37	5%	39	57%
Marley Coffee Ltd.	347	48%	-	-
National C.S. & V., LLC	91	13%	22	32%
National Coffee Roasters, LLC	221	30%	-	-
Total supplier costs	696	96%	61	89%

Other costs	31	4%	8	11%

Total cost of sales	$727	100%	$69	100%

A significant portion of the Company’s purchases is derived from a limited number of supplier/fulfillment parties. The loss of one or more of the Company’s significant suppliers could adversely affect its operations. For the six months ended July 31, 2012, two suppliers accounted for approximately $568,000 or 90% of the total product costs of approximately $727,000 recorded in cost of revenue. For the six months ended July 31, 2011, two suppliers accounted for approximately $61,000 or 89% of the total product costs of approximately $69,000 recorded in cost of revenue.

Note 11 – Commitments and Contingencies

The Company’s commitments and contingencies include the usual claims and obligations of a wholesaler and distributor of coffee products in the normal course of a business. The Company may be, from time to time, involved in legal proceedings incidental to the conduct of our business. The Company is not involved in any litigation or legal proceedings as of July 31, 2012.

As part of the consideration between the Company and MCL for the Trademark License Agreement, effective March 31, 2010, the Company agreed to issue to MCL 10,000,000 shares of common stock of the Company as follows: 1,000,000 shares of the Company’s common stock upon execution of such Agreement, and an additional 1,000,000 shares of common stock on each anniversary of the execution of the Trademark License Agreement for the following nine years, through March 31, 2019. As of July 31, 2012, the Company had issued 2,000,000 shares of Company’s common stock to MCL. These shares were offered and sold pursuant to an exemption from registration set forth in section 4(2) of the 1933 Act. As noted below in Note 12, as a result of the termination of the Amended MCL Trademark License Agreement, the Company is no longer obligated to issue the remaining 7,000,000 shares of the Company’s common stock to MCL.

Note 12– Subsequent Events

Investment and Securities Purchase Agreements with Fairhills Capital

On August 1, 2012, the Company entered into an Investment Agreement with Fairhills Capital Offshore, Ltd., a Cayman Islands company (“Fairhills” and the “Investment Agreement”).

The Investment Agreement provides that the Company may, from time to time in its sole discretion as, and when it determines appropriate in accordance with the terms and conditions of the Investment Agreement, during the Open Period, defined below, deliver a notice of a put (“Put Notice”) to Fairhills which states the dollar amount of securities that the Company intends to sell to Fairhills on a date specified in the Put Notice (the “Put”). The Company will be entitled to Put to Fairhills (the “Put Amount”) the number of shares of common stock equal to a maximum of 200% of the average daily volume (U.S. market only) of the Company’s common stock for the 10 trading days prior to the applicable Put Notice. The purchase price per share to be paid by Fairhills for each Put Amount will be calculated at a20% discount to the average of the 3 lowest bid prices during the 10 trading days immediately prior to Fairhills’ receipt of the Put Notice. The “Open Period” begins on the trading day after a registration statement is declared effective as to the common stock to be subject to the Put, and ends 36 months after such date, unless earlier terminated in accordance with the Investment Agreement. The Company has the right, pursuant to the terms of the Investment Agreement to sell up to $2 million of common stock to Fairhills.

There are put restrictions applied on days between the date the Put Notice is delivered and the closing date with respect to that particular Put.  During this time, the Company shall not be entitled to deliver another Put Notice.  In addition, Fairhills will not be obligated to purchase shares if Fairhills’ total number of shares beneficially held at that time would exceed 4.99% of the number of shares of the Company’s common stock as determined in accordance with Rule 13d-1 of the Securities Exchange Act of 1934, as amended.  In addition, the Company is not permitted to draw on the facility unless there is an effective Registration Statement to cover the resale of the shares.

The Investment Agreement further provides that Fairhills and the Company are each entitled to customary indemnification from the other for any losses or liabilities they may suffer as a result of any breach by the other of any provisions of the Investment Agreement or Registration Rights Agreement, as defined below.

In connection with the Investment Agreement, the Company and Fairhills entered into a Registration Rights Agreement (“Registration Rights Agreement”). Under the Registration Rights Agreement, the Company agreed to use its commercially reasonable efforts to file, within 21 days of the date of the Investment Agreement, a Registration Statement on Form S-1 covering the resale of the common stock subject to the Investment Agreement. The Company has agreed to use all commercially reasonable efforts to have the Registration Statement declared effective by the SEC within 120 calendar days after the date of the Registration Rights Agreement.

In addition to the Investment Agreement, on August 1, 2012, the Company and Fairhills entered into a Securities Purchase Agreement, pursuant to which the Company agreed to sell and Fairhills agreed to purchase an aggregate of 625,000 shares of the Company’s common stock (the “SPA Shares”) for $75,000, or $0.12 per share, in two closings of 312,500 shares each, with one closing occurring on the date the Securities Purchase Agreement was entered into and the second closing occurring on the date that the Company files an amended Registration Statement in response to SEC comments.  The Company also agreed to register the SPA Shares sold pursuant to the Securities Purchase Agreement.  In addition to agreeing to registering the SPA Shares sold pursuant to the Securities Purchase Agreement, we agreed to provide Fairhills price protection for the SPA Shares and to issue Fairhills additional shares of common stock of the Company on the earlier of the (a) the effectiveness of the SPA Registration Statement; and (b) such time as the SPA Shares can be sold pursuant to Rule 144 of the Securities Act of 1933, as amended, such that the total value of the SPA Shares and any additional shares issuable on such date total $75,000 in value, based on a 20% discount to the then trading price of the Company’s common stock.

New Trademark Agreement Relating to the “Marley Coffee” Trademarks/Termination of Obligation to Issue Additional Shares to MCL

On September 13, 2012, the Company entered into a license agreement with an effective date of August 7, 2012 (the “Fifty Six Hope Road Trademark License Agreement”) with Fifty Six Hope Road Music Limited, a Bahamas international business company (“Fifty Six Hope Road”). Pursuant to the Fifty Six Hope Road Trademark License Agreement, Fifty Six Hope Road granted the Company a worldwide, exclusive, non-transferable license to utilize the “Marley Coffee” trademarks (the “Trademarks”) in connection with (i) the manufacturing, advertising, promotion, sale offering for sale and distribution of coffee in all its forms and derivations, regardless of portions, sizes or packaging (the “Exclusive Licensed Products”) and (ii) coffee roasting services, coffee production services, and coffee sales, supply, distribution and support services, provided that the Company may not open retail coffee houses under the Trademark. In addition, Fifty Six Hope Road granted the Company the right to use the Trademarks on advertising and promotional materials that pertain solely to the sale of coffee cups, coffee mugs, coffee glasses, saucers, milk steamers, machines for brewing coffee, espresso and/or cappuccino, grinders, water treatment products, tea products, chocolate products, and ready-to-use (instant) coffee products (the “Non-Exclusive Licensed Products”, and together with the Exclusive Licensed Products, the “Licensed Products”). Licensed Products may be sold by the Company pursuant to the Fifty Six Hope Road Trademark License Agreement through all channels of distribution, provided that, subject to certain exceptions, the Company cannot sell the Licensed Products by direct marketing methods (other than the Company’s website), including television, infomercials or direct mail without the prior written consent of Fifty Six Hope Road. In consideration for the foregoing licenses, the Company agreed to pay royalties to Fifty Six Hope Road in an amount equal to 3% of the net sales of all Licensed Products. In addition, such royalty payments are to be deferred during the first 20 months of the term of the License Agreement, and such deferred payments shall be paid on a quarterly-basis thereafter.

The Fifty Six Hope Road Trademark License Agreement superseded and replaced the trademark license agreement dated March 31, 2010, as amended on August 5, 2011, between the Company and Marley Coffee, LLC (“MCL”), pursuant to which MCL granted the Company an exclusive, terminable sub-license to use the Trademarks (the “MCL Trademark License Agreement”). Previously, in connection with the MCL Trademark License Agreement, Fifty Six Hope Road granted a worldwide, exclusive, terminable oral license to MCL to utilize the Trademarks and further granted the right for MCL to grant to the Company an exclusive, terminable sub-license to use the Trademarks. As part of the consideration between the Company and MCL for the Trademark License Agreement, effective March 31, 2010, the Company agreed to issue to MCL 10,000,000 shares of common stock of the Company as follows: 1,000,000 shares of the Company’s common stock upon execution of such Agreement, and an additional 1,000,000 shares of common stock on each anniversary of the execution of the Trademark License Agreement for the following nine years, through March 31, 2019. As of July 31, 2012, the Company had issued 2,000,000 shares of Company’s common stock to MCL and was obligated to issue an additional 1,000,000 shares of the Company’s common stock to MCL. These shares were offered and sold pursuant to an exemption from registration set forth in section 4(2) of the 1933 Act. Effective upon the execution of the Fifty Six Hope Road Trademark License Agreement, the MCL Trademark License Agreement was terminated and the Company was under no further obligation to issue the remaining 7,000,000 shares of common stock of the Company to MCL as consideration under the MCL Trademark License Agreement.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of Jammin Java Corp. (the “Company,” “Jammin Java”, “we”, “us” or “our” ) to differ materially and adversely from those expressed or implied by such forward-looking statements. Such forward-looking statements include any statements, predictions and expectations regarding our earnings, revenue, sales and operations, operating expenses, anticipated cash needs, capital requirements and capital expenditures, needs for additional financing, use of working capital, plans for future products, services and distribution channels, anticipated growth strategies, planned capital raises, ability to attract and maintain distributors and customers, sources of net revenue, anticipated trends and challenges in our business and the markets in which we operate, the impact of economic and industry conditions on our customers and our business, customer demand, our competitive position, the outcome of any litigation against us, critical accounting policies, the impact of recent accounting pronouncements, the time-frame in which we expect to file tax returns, statements pertaining to financial items, plans, strategies, expectations or objectives of management for future operations, our financial condition or prospects, and any other statement that is not historical fact. Forward-looking statements are often identified by the use of words such as “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “continue,” “expect,” “believe,” “anticipate,” “estimate,” “predict,” “potential,” “plan,” “seek” and similar expressions and variations or the negativities of these terms or other comparable terminology. These forward-looking statements are based on the beliefs and assumptions of our management based upon information currently available to management. Such forward looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially and adversely from future results expressed or implied from such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified under “Risk Factors” in our Annual Report on Form 10-K for the year ended January  31, 2012 (the “2012 Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”). Such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements for any reason except as otherwise required by law.

Business Overview

Overview

Jammin Java, doing business as Marley Coffee, is a United States-based company that provides sustainably grown, ethically- farmed and artisan roasted gourmet coffee through multiple United States and international distribution channels. We intend to develop a significant share of these markets and achieve a leadership position by capitalizing on the global recognition of the Marley brand name. Through a licensing agreement, the Company has the worldwide right to use certain intellectual property rights in and to the late reggae performer, Robert Nesta Marley, professionally known as Bob Marley, including the name “Marley Coffee” and reasonably similar variations thereof.

The Company markets the name “Marley Coffee” within the U.S. (including its territories and possessions) Canada, Mexico and the nations of the Caribbean Sea to sell coffee in any form or derivation through any distribution channel. The Company also has the right to distribute tea and instant coffee products.

Critical Accounting Policies

The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained on pages 16 and 17 in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended January 31, 2012. We believe that for the six months ended July 31, 2012, there have been no material changes to this information.

Recent Accounting Pronouncements

For the three month period ended July 31, 2012, there were no accounting standards or interpretations issued that are expected to have a material impact on our financial position, operations or cash flows.

Revenue Channels

We believe the key to our growth is a multichannel distribution and sales strategy. Since August 2011, we have been introducing a wide variety of coffee products through multiple distribution channels using the Marley Coffee brand name. The main channels of revenue for the Company are now and are expected to continue to be United States and international grocery retail, online retail, office coffee services (OCS), foodservice, vending and automated retailing. Within these channels, we have transitioned from a company that only provided 12 oz whole bean bags of coffee to a mix of products. Today, the Company offers Marley Coffee Organic Ground and Marley Coffee Jamaica Blue Mountain® Ground coffees; compostable Single-Serve Pods for Bunn and other pod-based home and office brewers; Marley Coffee RealCup™; compatible cartridges for use in most models of Keurig's popular K-Cup brewing system; and 2.5 oz frac packs and 2lbs bags mainly used for food service.

Geographically, we initially focused on retail grocery sales and marketing on West Coast and Southwest portions of the United States and Western Canada. During the past few months, we have expanded distributor relationships in the Midwest and Northeast regions of the United States. We expect our ongoing discussions with retailers will enable us to place our products in more chains throughout the year and we continue to seek to expand our product placement with grocery retailers and distributors throughout the United States and internationally.

During the six months ended July 31, 2012, we added two additional revenue channels: Marley Coffee branded vending solutions and Marley Coffee branded Bike Cafés.

Branded Vending & Foodservice. In April 2012, during the National Automatic Merchandising Association (NAMA) OneShow annual trade show, we announced that AVT, Inc. (“AVT”) and Seaga Manufacturing, Inc., both leading developers of vending and self-service retail equipment, would create Marley Coffee branded coffee vending machines.

AVT’s Marley Coffee-branded machines are designed to target college campuses, traditional retail locations, high-density traffic areas such as theaters and hotels, and traditional foodservice vendors. Several large retailers have already inquired about these new vending machines and we expect to begin seeing revenue from sales of AVT machines this fiscal year.

Seaga will create two Marley Coffee branded vending solutions for the OCS, vending and foodservice marketplaces: one designed for larger, high traffic environments; and another, an automatic table-top vending machine for small and medium traffic locations. National Coffee Service & Vending (“NCS&V”), a current Marley Coffee sales agent for office coffee service, will also continue distribute the Marley Coffee branded vending solutions for the OCS.

Marley Coffee BikeCaffe Mobile Franchise Concept. Also at the April 2012 NAMA OneShow, we announced the Marley Coffee branded BikeCaffe Coffee Bike. BikeCaffes, found in select cities in the U.S. and Europe, is a new approach to serving coffee to customers. The three-wheeled, geared bikes are full-service cafes that can roll from location to location, leaving little carbon footprint. Bike Caffe franchises are available to Marley Coffee branded bikes that will sell coffee drinks exclusively featuring Marley Coffee beans.

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Comparison of the Three Months Ended July 31, 2012 and 2011

Sales Revenue. Sales revenue for the three months ended July 31, 2012 was $559,485, an increase of $515,743, as compared with sales revenue of $43,742 for the three months ended July 31, 2011. Sales revenue increased as a result of the Company’s continued maturation from its development stage.

Cost of Sales. Cost of sales for the three months ended July 31, 2012 was $492,728, an increase of $446,437 as compared to $46,291 for the three months ended July 31, 2011. The increase in the cost of sales correlated with the Company’s revenue growth.

Compensation and Benefit Expenses. Compensation and benefits for the three months ended July 31, 2012, were $635,066 as compared to $-0- for the three months ended July 31, 2011. The increase was a result of stock compensation expenses associated with options granted and payroll that was not in effect in 2011.

Selling and Marketing Expenses. Selling and marketing expenses for the three months ended July 31, 2012, were $124,994, an increase of $74,641, as compared to $50,353 for the three months ended July 31, 2011. The increase was principally the result of marketing expenses related to the ramping up of sales operations.

General and Administrative Expenses.  General and administrative expenses for the three months ended July 31, 2012, were $277,712, a decrease of $154,447, as compared to $432,159 in expenses for the three months ended July 31, 2011.  The decrease was principally the result of decreased legal fees.

Net Loss. We incurred a net loss of $986,232 for the three months ended July 31, 2012, compared to $484,160 for the three months ended July 31, 2011. The principal reason for the increased net loss was an increase in expenses related to operating and expanding the business including professional fees, payroll, selling expenses, stock compensation expenses associated with options granted, professional fees and corporate reporting expenses.

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Comparison of the Six Months Ended July 31, 2012 and 2011

Sales Revenue. Sales revenue for the six months ended July 31, 2012 was $869,099, an increase of $797,402 , as compared with sales revenue of $71,697 for the six months ended July 31, 2011. Sales revenue increased as a result of the Company’s continued maturation from its development stage.

Cost of Sales. Cost of sales for the six months ended July 31, 2012 was $727,261, an increase of $657,786 as compared to $69,475 for the six months ended July 31, 2011. The increase in the cost of sales correlated with the Company’s revenue growth.

Compensation and Benefit Expenses. Compensation and benefits for the six months ended July 31, 2012, were $1,210,729 as compared to $-0- for the six months ended July 31, 2011. The increase was a result of stock compensation expenses associated with options granted and payroll that was not in effect in 2011.

Selling and Marketing Expenses. Selling and marketing expenses for the six months ended July 31, 2012, were $302,772, an increase of $232,549, as compared to $70,223 for the six months ended July 31, 2011. The increase was principally the result of marketing expenses related to the ramping up of sales operations.

General and Administrative Expenses.  General and administrative expenses for the six months ended July 31, 2012, were $493,772, a decrease of $104,305, as compared to $598,077 in expenses for the six months ended July 31, 2011.  The decrease was principally the result of decreased legal fees.

Net Loss. We incurred a net loss of $1,880,411 for the six months ended July 31, 2012, compared to $665,211 for the six months ended July 31, 2011. The principal reason for the increased net loss was an increase in expenses related to operating and expanding the business including professional fees, payroll, selling expenses, stock compensation expenses associated with options granted, professional fees and corporate reporting expenses.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations primarily through the issuance of our common stock.

The following table presents details of our working capital and cash and cash equivalents:

	July 31, 2012	July 31, 2011	Increase / (Decrease)
Working Capital	$(19,315)	$1,961,156	$(1980,471)
Cash	$301,551	$1,836,007	$(1,534,456)

At July 31, 2012, we had total assets of $1,794,033 and total liabilities of $933,897. Our current sources of liquidity include our existing cash and cash equivalents, cash from operations, amounts under our Credit Agreement, described below, and funds generated as a result of the sale of our shares of common stock under the investment and securities purchase agreements with Fairhills Capital Offshore, Ltd., as described below.

For the six months ended July 31, 2012, although we generated sales of $869,099, we had a net loss of $1,880,411. During the next 12 months, we estimate our funding requirements to be $1,400,000 consisting of $300,000 in selling and marketing expenses and $1,100,000 in general and administrative expenses. Notwithstanding the sources of liquidity described above, we believe that the Company will require additional funding to continue our business operations for the next 12 months. We have not yet generated net income through the sale of our products and thus make no assurances that net income will be generated in the future.

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

Cash Flows

	Six Months Ended
	July 31, 2012	July 31, 2011
Net cash used in operating activities	$(738,819)	$(564,906)
Net cash used in investing activities	$(14,764)	$(5,000)
Net cash provided by financing activities	$219,256	$2,403,446

Operating Activities

Compared to the corresponding period in 2011, net cash used in operating activities increased by approximately $173,913 for the six month period ended July 31, 2012. The increase was primarily due to our net loss of $1,880,411; and higher utilization of cash resources for payment of operating liabilities such as accounts payable, pre-paid expenses and other current assets and other current liabilities. The impact of such increase was partially offset by an increase of $350,833 in accounts receivable; $996,181 of stock compensation expenses; and an increase in accounts payable of $411,334.

Investing Activities

Compared to the corresponding period in fiscal 2011, net cash used in investing activities increased by approximately $9,764 due primarily from the purchase of computer equipment.

Financing Activities

Compared to the corresponding period in fiscal 2011, net cash provided by financing activities decreased by approximately $2,184,190 for the six months July 31, 2011 primarily because the Company’s capital-raising activities decreased in 2012.

Contractual and Other Obligations

Credit Agreement

On July 19, 2012 we entered into a credit agreement with TCA Global Credit Master Fund, LP, a Cayman Islands limited partnership (“TCA”), effective June 29, 2012 (the “Credit Agreement”), pursuant to which TCA agreed to loan the Company up to $2 million, based on the amount of eligible accounts receivable the Company provided to secure the repayment of the amounts borrowed under the Credit Agreement. As of July 19, 2012, we borrowed $350,000 pursuant to the Credit Agreement, evidenced by a revolving note, the repayment of which is secured by a security interest in substantially all of our assets in favor of TCA. The revolving note bears interest at the rate of 12% per annum (18% per annum upon a default) and is due and payable on July 18, 2013. Upon an event of default under the Credit Agreement or the revolving note, TCA may convert all or any portion of the outstanding principal, interest and all other amounts due under the revolving note into shares of our common stock at a conversion price equal to 85% of its lowest daily volume weighted average price during the five (5) trading days immediately prior to the conversion date, in each case subject to TCA not being able to beneficially own more than 4.99% of outstanding common stock upon any conversion. We may prepay the revolving note, in whole or in part, provided, that we pay TCA an amount equal to the then outstanding amount of such note plus 5% for repayments up until 180 days following July 19, 2012, and the then outstanding amount of the revolving note plus 2.5% for repayments subsequent to 180 days following July 19,2012.

We also agreed to pay TCA various fees during the term of the Credit Agreement.  In total, we paid $52,575 in fees, expenses and closing costs in connection with the Closing and as such, netted $297,425 in connection with the execution of the Credit Agreement. We also agreed to pay TCA a fee of $100,000, payable in shares of our common stock, initially equal to 588,235 shares of common stock (the “Fee Facility Shares”).  The number of Fee Facility Shares are adjusted upon the earlier of (i) the date that all Fee Facility Shares are sold; or (ii) 12 months after July 19, 2012, such that the total value realized by TCA in connection with the sale of the Fee Facility Shares is equal to $100,000.  Additionally, in the event that TCA determines in its sole discretion, at any time that the Facility Fee Shares are not likely to be monetized for at least $100,000, TCA can request that we redeem the Fee Facility Shares then held by TCA for six (6) equal monthly payments totaling in aggregate $100,000 minus the total value received by TCA through the sale of such Fee Facility Shares. These shares were subsequently issued in August 2012. The Fee Facility fee has been included in deferred financing costs and is amortized over the term of the loan.

During the term of the Credit Agreement, we are prohibited from (i) incurring any indebtedness (other than in connection with the Credit Agreement or as otherwise approved by TCA); (ii) making any new investments, creating any encumbrances on our assets, permitting a change in control of the Company, issuing any shares of common stock (other than as otherwise approved by TCA and/or in connection with the issuance of up to 15% of our issued and outstanding common stock towards employee stock option plans or acquisitions); and (iii) affecting any transactions with affiliates of the Company or undertaking certain other actions as described in the Credit Agreement, except in the usual course of business.

Investment and Securities Purchase Agreements with Fairhills Capital

On August 1, 2012, we entered into an Investment Agreement (the “Investment Agreement”) with Fairhills Capital Offshore, Ltd., a Cayman Islands company (“Fairhills”) which provides that we may, from time to time, consistent with the provisions with Investment Agreement deliver a notice to Fairhills stating the dollar amount of securities that we intend to sell to Fairhills on a date specified. We shall be entitled to put to Fairhills the number of shares of our common stock equal to a maximum of 200% of the average daily volume of our common stock for the 10 trading days prior to such notice (the “Put Amount”). The purchase price per share to be paid by Fairhills for each put amount shall be calculated at a 20% discount to the average of the three lowest bid prices during the 10 trading days immediately prior to Fairhills’ receipt of such notice. We are only able to put shares to Fairhills beginning on the trading day after a registration statement is declared effective as to our the common stock to be subject to the put, and ends 36 months after such date, unless earlier terminated in accordance with the Investment Agreement. We have the right, pursuant to the terms of the Investment Agreement to put up to an aggregate of $2 million of common stock to Fairhills; however, Fairhills will not be obligated to purchase shares if Fairhills’ total number of shares beneficially held at the time of a put would exceed 4.99%. We are not permitted put shares to Fairhills unless there we have an effective Registration Statement to cover the resale of the shares of our common stock.

In connection with the Investment Agreement, we have entered into a Registration Rights Agreement with Fairhills which provides that we shall use commercially reasonable efforts to (i) file a Registration Statement on Form S-1 covering the resale of the shares of common stock subject to the Investment Agreement within 21 days of the date of the Investment Agreement (the “Fairhills Registration Statement and (ii) have the Registration Statement declared effective by the SEC within 120 calendar days after the date of the Registration Rights Agreement.

In addition to the Investment Agreement, on August 1, 2012, we entered into a Securities Purchase Agreement with Fairhills whereby we agreed to sell Fairhills 625,000 shares of our common stock (the “SPA Shares”) for an aggregate of $75,000, $0.12 per share, in two closings of 312,500 shares each (the “Securities Purchase Agreement”). In connection with the Securities Purchase Agreement, we are required to file a Registration Statement on Form S-1 (the “SPA Registration Statement”) within 30 days after the first closing August 31, 2012. The first closing occurred on August 1, 2012 and the second closing is scheduled to occur on the date that the Company files an amendment to the SPA Registration Statement in response to the initial SEC comments on the SPA Registration Statement. In addition to agreeing to registering the SPA Shares sold pursuant to the Securities Purchase Agreement, we agreed to provide Fairhills price protection for the SPA Shares and to issue Fairhills additional shares of common stock of the Company on the earlier of the (a) the effectiveness of the SPA Registration Statement; and (b) such time as the SPA Shares can be sold pursuant to Rule 144 of the Securities Act of 1933, as amended, such that the total value of the SPA Shares and any additional shares issuable on such date total $75,000 in value, based on a 20% discount to the then trading price of the Company’s common stock.

In connection with the Securities Purchase Agreement, we are required to file the SPA Registration Statement on Form S-1 within 30 days after the first closing August 31, 2012 or we could be held liable for liquidated damages in an amount equal to 1% of the aggregate amount invested by Fairhills for each 30-day period or pro-rata period following such filing deadline, provided that such damages shall cease to accrue on the 180th day following the first closing. There is another deadline relating to when the SPA Registration Statement becomes effective with the SEC and similar liquidated damages imposed upon us to the extent Fairhills is precluded from selling shares of our common stock registered under the SPA Registration Statement.

New Trademark Agreement Relating to the “Marley Coffee Trademarks/Termination of Obligation to Issue Additional Shares to MCL

On September 13, 2012, we entered into a license agreement effective August 7, 2012 (the “Fifty Six Hope Road Trademark License Agreement”) with Fifty Six Hope Road Music Limited, a Bahamas international business company (“Fifty Six Hope Road”). Pursuant to the Fifty Six Hope Road Trademark License Agreement, Fifty Six Hope Road granted to us a worldwide, exclusive, non-transferable license to utilize the “Marley Coffee” trademarks (the “Trademarks”) in connection with (i) the manufacturing, advertising, promotion, sale offering for sale and distribution of coffee in all its forms and derivations, regardless of portions, sizes or packaging (the “Exclusive Licensed Products”) and (ii) coffee roasting services, coffee production services, and coffee sales, supply, distribution and support services, provided that we may not open retail coffee houses under the Trademarks. In addition, Fifty Six Hope Road granted us the right to use the Trademarks on advertising and promotional materials that pertain solely to the sale of coffee cups, coffee mugs, coffee glasses, saucers, milk steamers, machines for brewing coffee, espresso and/or cappuccino, grinders, water treatment products, tea products, chocolate products, and ready-to-use (instant) coffee products (the “Non-Exclusive Licensed Products”, and together with the Exclusive Licensed Products, the “Licensed Products”). Licensed Products may be sold by us pursuant to the Fifty Six Hope Road Trademark License Agreement through all channels of distribution, provided that, subject to certain exceptions, we cannot sell the Licensed Products by direct marketing methods (other than the Company’s website), including television, infomercials or direct mail without the prior written consent of Fifty Six Hope Road. In consideration for the foregoing licenses, we agreed to pay royalties to Fifty Six Hope Road in an amount equal to 3% of the net sales of all Licensed Products. In addition, such royalty payments are to be deferred during the first 20 months of the term of the License Agreement, and such deferred payments shall be paid on a quarterly-basis thereafter.

The Fifty Six Hope Road Trademark License Agreement superseded and replaced the trademark license agreement dated March 31, 2010, as amended on August 5, 2011, between us and Marley Coffee, LLC (“MCL”), pursuant to which MCL granted us an exclusive, terminable sub-license to use the Trademarks (the “MCL Trademark License Agreement”). Previously, in connection with the MCL Trademark License Agreement, Fifty Six Hope Road granted a worldwide, exclusive, terminable oral license to MCL to utilize the Trademarks and further granted the right for MCL to grant to us an exclusive, terminable sub-license to use the Trademarks. As part of the consideration between us and MCL for the MCL Trademark License Agreement, effective March 31, 2010, we agreed to issue to MCL 10,000,000 shares of our common stock as follows: 1,000,000 shares of our common stock upon execution of such agreement, and an additional 1,000,000 shares of common stock on each anniversary of the execution of the MCL Trademark License Agreement for the following nine years, through March 31, 2019. As of July 31, 2012, we had issued 2,000,000 shares of our common stock to MCL and were obligated to issue an additional 1,000,000 shares of the Company’s common stock to MCL. These shares were offered and sold pursuant to an exemption from registration set forth in section 4(2) of the 1933 Act. Effective upon the execution of the Fifty Six Hope Road Trademark License Agreement, the MCL Trademark License Agreement was terminated and we were under no further obligation to issue the remaining 7,000,000 shares of our common stock to MCL as consideration under the MCL Trademark License Agreement.

Off-Balance Sheet Arrangements

As part of our on-going business, we have not participated in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangement or other contractually narrow or limited purposes. As of July 31, 2012, we are not involved in any material unconsolidated SPEs.

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

Our management believes that the material weaknesses set forth in items (1) through (4) above did not have an effect on our financial reporting during the fiscal quarter ended July 31, 2012.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Entry into a Material Definitive Agreement

On September 13, 2012, the Company entered into a license agreement effective August 7, 2012 (the “Fifty Six Hope Road Trademark License Agreement”) with Fifty Six Hope Road Music Limited, a Bahamas international business company (“Fifty Six Hope Road”). Pursuant to the Fifty Six Hope Road Trademark License Agreement , Fifty Six Hope Road granted the Company a worldwide, exclusive, non-transferable license to utilize the “Marley Coffee” trademarks (the “Trademarks”) in connection with (i) the manufacturing, advertising, promotion, sale offering for sale and distribution of coffee in all its forms and derivations, regardless of portions, sizes or packaging (the “Exclusive Licensed Products”) and (ii) coffee roasting services, coffee production services, and coffee sales, supply, distribution and support services, provided that the Company may not open retail coffee houses under the Trademark. In addition, Fifty Six Hope Road granted the Company the right to use the Trademarks on advertising and promotional materials that pertain solely to the sale of coffee cups, coffee mugs, coffee glasses, saucers, milk steamers, machines for brewing coffee, espresso and/or cappuccino, grinders, water treatment products, tea products, chocolate products, and ready-to-use (instant) coffee products (the “Non-Exclusive Licensed Products”, and together with the Exclusive Licensed Products, the “Licensed Products”). Licensed Products may be sold by the Company pursuant to the Fifty Six Hope Road Trademark License Agreement through all channels of distribution, provided that, subject to certain exceptions, the Company cannot sell the Licensed Products by direct marketing methods (other than the Company’s website), including television, infomercials or direct mail without the prior written consent of Fifty Six Hope Road. In consideration for the foregoing licenses, the Company agreed to pay royalties to Fifty Six Hope Road in an amount equal to three percent of the net sales of all Licensed Products. In addition, such royalty payments are to be deferred during the first 20 months of the term of the License Agreement, and such deferred payments shall be paid on a quarterly-basis thereafter.

Termination of a Material Definitive Agreement/Unregistered Shares of Equity Securities

The Fifty Six Hope Road Trademark License Agreement superseded and replaced the trademark license agreement dated March 31, 2010, as amended on August 5, 2011, between the Company and Marley Coffee, LLC (“MCL”), pursuant to which MCL granted the Company an exclusive, terminable sub-license to use the Trademarks (the “MCL Trademark License Agreement”). Previously, in connection with the MCL Trademark License Agreement, Fifty Six Hope Road granted a worldwide, exclusive, terminable oral license to MCL to utilize the Trademarks and further granted the right for MCL to grant to the Company an exclusive, terminable sub-license to use the Trademarks.

As part of the consideration between the Company and MCL for the Trademark License Agreement, effective March 31, 2010, the Company agreed to issue to MCL 10,000,000 shares of common stock of the Company as follows: 1,000,000 shares of the Company’s common stock upon execution of such Agreement (March 31, 2010), and an additional 1,000,000 shares of common stock on each anniversary of the execution of the Trademark License Agreement for the following nine years, through March 31, 2019. Also see Note 4 to the Notes to Unaudited Financial Statements, July 31, 2012, herein, for a further description of the consideration for the Trademark License Agreement. As of July 31, 2012, the Company had issued 2,000,000 shares of Company’s common stock to MCL and was obligated to issue an additional 1,000,000 shares of the Company’s common stock to MCL. These shares were offered and sold pursuant to an exemption from registration set forth in section 4(2) of the 1933 Act. Effective upon the execution of the Fifty Six Hope Road Trademark License Agreement, the MCL Trademark License Agreement was terminated and the Company was under no further obligation to issue the 7,000,000 shares of common stock of the Company to MCL as consideration under the MCL Trademark License Agreement. In connection with the execution of the Fifty Six Hope Road Trademark License Agreement, the Company and MCL entered into a letter agreement dated as of September 13, 2012 terminating the MCL Trademark License Agreement (the "MCL Termination Agreement"). In addition, pursuant to the terms of the MCL Termination Agreement, MCL waived the thirty day notice requirement for termination under the MCL Trademark License Agreement and all of the Company's obligations under the MCL Trademark License Agreement Company were terminated; provided, however, that the Company remains obligated to: (i) issue to MCL the 1,000,000 shares of common stock which were due to Marley Coffee on the March 31, 2012 anniversary of the MCL Trademark License Agreement and (ii) repay the remaining outstanding debt obligation in the aggregate amount of $31,550 that was agreed to pursuant to the amendment to the MCL Trademark License Agreement, which aggregate amount shall be paid in monthly installments with the final installment to be paid in February 2013.

The foregoing description of the Fifty Six Hope Road Trademark License Agreement is qualified in its entirety by reference to the License Agreement attached hereto as Exhibit 10.7, which is incorporated herein by reference.

Item 6.  Exhibits.

Exhibit Number	Description
3.1.1	Articles of Incorporation (incorporated by reference from Exhibit 3.1 to our Registration Statement on Form SB-2, filed with the SEC on August 3, 2005).

3.1.2	Certificate of Change Pursuant to NRS 78.209 (incorporated by reference from Exhibit 3.1 to our Form 8-K/A, filed with the SEC on October 25, 2007).

3.1.3	Articles of Merger (incorporated by reference from Exhibit 3.1 to our Form 8-K, filed with the SEC on March 12, 2008).

3.1.4	Articles of Merger (incorporated by reference from Exhibit 3.1 to our Form 8-K, filed with the SEC on September 17, 2009).

3.1.5	Certificate of Change Pursuant to NRS 78.209 (incorporated by reference from Exhibit 3.1 to our Form 8-K, filed with the SEC on March 4, 2010).

3.2	Bylaws (incorporated by reference from Exhibit 3.2 to our Registration Statement on Form SB-2, filed with the SEC on August 3, 2005).

10.1	Credit Agreement with TCA Global Credit Master Fund, LP (incorporated by reference from Exhibit 10.1 to our Form 8-K, filed with the SEC on August 2, 2012).

10.2	Revolving Note with TCA Global Credit Master Fund, LP (incorporated by reference from Exhibit 10.2 to our Form 8-K, filed with the SEC on August 2, 2012).

10.3	Security Agreement with TCA Global Credit Master Fund, LP (incorporated by reference from Exhibit 10.3 to our Form 8-K, filed with the SEC on August 2, 2012).

10.4	Investment Agreement with Fairhills Capital Offshore Ltd. (incorporated by reference from Exhibit 10.4 to our Form 8-K, filed with the SEC on August 2, 2012).

10.5	Registration Rights Agreement with Fairhills Capital Offshore Ltd. (incorporated by reference from Exhibit 10.5 to our Form 8-K, filed with the SEC on August 2, 2012).

10.6	Securities Purchase Agreement with Fairhills Capital Offshore Ltd. (incorporated by reference from Exhibit 10.6 to our Form 8-K, filed with the SEC on August 2, 2012).
10.7*	License Agreement with Fifty-Six Hope Road Music Limited dated September 13, 2012.
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of the Principal Executive Officer and the Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

JAMMIN JAVA CORP.

Dated: September 14, 2012	By: /s/ Brent Toevs
Brent Toevs
Chief Executive Officer
(Principal Executive Officer)

JAMMIN JAVA CORP.

Dated: September 14, 2012	By: /s/ Anh Tran
Anh Tran
President, Secretary and Treasurer
(Principal Accounting Officer)

