Form 10-Q/A
period 2012-07-31
JAMMIN JAVA CORP.
filed 2012-10-04
CIK 1334586

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

EXPLANATORY NOTE

Jammin Java Corp. is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to our quarterly report on Form 10-Q for the period ended July 31, 2012 (the “Form 10-Q”), filed with the Securities and Exchange Commission on September 14, 2012 (the “Original Filing Date”), to file Exhibit 10.7 to the Form 10-Q and to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from our Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language):

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way disclosures made in the Form 10-Q. No other changes have been made to the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files attached as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and otherwise are not subject to liability under those sections.

Pursuant to Rule 12b-15 under the Exchange Act, the certifications required pursuant to the rules promulgated under the Exchange Act, as adopted pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, which were included as exhibits to the Original Report, have been amended, restated and re-executed as of the date of this Amendment and are included as Exhibits 31.1, 31.2 and 32.1 hereto.

PART II - OTHER INFORMATION

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

JAMMIN JAVA CORP.

Dated: October 4, 2012	By:	/s/ Brent Toevs
Brent Toevs
Chief Executive Officer
(Principal Executive Officer)

JAMMIN JAVA CORP.

Dated: October 4, 2012	By:	/s/ Anh Tran
Anh Tran
President, Secretary and Treasurer
(Principal Accounting Officer)

INDEX TO EXHIBITS

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