Form 10-Q
period 2012-10-31
JAMMIN JAVA CORP.
filed 2012-12-21
CIK 1334586

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

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

At December 21, 2012, there were 77,656,604 shares of the issuer’s common stock outstanding.

Jammin Java Corp.

For the Three and Nine Months Ended October 31, 2012

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

JAMMIN JAVA CORP.

BALANCE SHEETS

(unaudited)

	October 31,	January 31,
	2012	2012
Assets
Current Assets:
Cash	$9,061	$835,878
Restricted cash	12,819	-
Accounts receivable	387,271	34,782
Prepaid expenses	165,586	144,726
Other current assets	48,491	41,560
Total Current Assets	623,228	1,056,946

Property and equipment, net	21,576	9,903
License agreement	730,000	766,000
Deferred financing costs	67,448	-
Total Assets	$1,442,252	$1,832,849

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$478,399	$22,485
Accrued expenses	13,397	14,723
Accrued expenses - related party	47,652	-
Notes payable - related party	19,715	51,275
Secured promissory note - net of discount of $59,850 and $-0-, respectively	290,150	-
Notes payable - current	2,562	-
Derivative liability	71,050	-
Total Current Liabilities	922,925	88,483

Total Liabilities	922,925	88,483

Stockholders' Equity:
Common stock, $.001 par value, 5,112,861,525 shares authorized; 77,656,604 and 76,744,150 shares issued and outstanding, as of October 31, 2012 and January 31, 2012, respectively	77,658	76,744
Additional paid-in-capital	6,307,687	4,708,487
Accumulated deficit	(5,866,018)	(3,040,865)
Total Stockholders' Equity	519,327	1,744,366

Total Liabilities and Stockholders' Equity	$1,442,252	$1,832,849

See accompanying notes to financial statements

JAMMIN JAVA CORP.

STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended October 31, 2012 and 2011

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	October 31,		October 31,
	2012	2011	2012	2011

Revenue	$536,055	$126,786	$1,405,154	$198,483

Cost of sales:
Cost of sales products	382,741	96,231	1,110,002	165,706
Total cost of sales	382,741	96,231	1,110,002	165,706

Net revenue	$153,314	$30,555	$295,152	$32,777

Operating Expenses:
Compensation and benefits	567,668	478,999	1,778,397	478,999
Selling and marketing	191,566	60,572	494,338	130,796
General and administrative	237,774	386,492	731,546	984,568
Impairment of license	36,000	-	36,000	-
Total operating expenses	(1,033,008)	(926,063)	(3,040,281)	(1,594,363)

Other income (expense):
Other expense	(11,200)	-	(11,200)	-
Interest income	48	940	461	1,910
Interest (expense)	(53,896)	(68)	(69,285)	(171)
Total other income (expense)	(65,048)	872	(80,024)	1,739

Net Loss	$(944,742)	$(894,636)	$(2,825,153)	$(1,559,847)

Net loss per share:
Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.04)	$(0.02)

Weighted average common shares outstanding - basic and diluted	77,618,723	76,744,150	77,037,802	73,601,187

See accompanying notes to financial statements

JAMMIN JAVA CORP.

STATEMENTS OF CASH FLOWS

For the Nine Months Ended October 31, 2012 and 2011

 (unaudited)

	2012	2011
Cash Flows From Operating Activities:
Net loss	$(2,825,153)	$(1,559,847)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	137,501	21,900
Option expenses	1,462,613	446,153
Depreciation	4,456	1,367
Amortization of debt discount and deferred financing costs	52,761	56,875
Impairment of license	36,000	-
Changes in:
Accounts receivable	(352,489)	(30,205)
Prepaid expenses and other current assets	15,700	7,395
Accounts payable	455,914	11,288
Accrued expenses	(56,174)	10,084
Derivative liability	71,050	-
Net cash used in operating activities	(997,821)	(1,034,990)

Cash Flows Used in Investing Activities:
Purchases of property and equipment	(16,129)	(9,217)
Investment in restricted cash	(12,819)	-
Net cash used in investing activities	(28,948)	(9,217)

Cash Flows From Financing Activities:
Repayment of notes payable - related party	(31,560)	(47,936)
Repayment/Advances from related parties	2,500	(62,890)
Proceeds from sale of common shares	-	2,460,000
Financing on promissory note, net of financing costs	350,000	-
Payment of financing costs	(63,700)	-
Financing on short term debt	(57,288)	(12,500)
Net cash provided by financing activities	199,952	2,336,674

Net change in cash	(826,817)	1,292,467
Cash at beginning of period	835,878	2,467
Cash at end of period	$9,061	$1,294,934

Supplemental Cash Flow Information:
Cash paid for interest	$54,103	$103
Cash paid for income taxes	$-	$-

Non-Cash Transactions:
Common shares issued for license acquisition	$-	$640,000
Financed insurance policy	$15,280	$12,500

See accompanying notes to financial statements

JAMMIN JAVA CORP.

NOTES TO FINANCIAL STATEMENTS

October 31, 2012

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

Note 2.  Business Overview and Summary of Accounting Policies

The Company was incorporated in Nevada on September 2004 under the name “Global Electronic Recovery Corp.” In February 2008, the Company changed its name to “Marley Coffee Inc.” when it merged its then newly formed subsidiary, “Marley Coffee Inc.” into the Company. In July 2009, the Company changed its name to “Jammin Java Corp.” when it merged its then newly formed subsidiary, Jammin Java Corp., into the Company. The Company’s common stock is quoted on the Over-The-Counter Bulletin Board (“OTCBB”), a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities, under the symbol “JAMN.”

Jammin Java, doing business as Marley Coffee, is a United States (U.S.)-based company that provides sustainably grown, ethically farmed and artisan roasted gourmet coffee through multiple U.S. and international distribution channels, using the Marley Coffee brand name. U.S. and international grocery retail channels have become the Company’s largest revenue channels, followed by online retail, office coffee services (referred to herein as OCS), food service outlets and licensing. The Company intends to continue to develop these revenue channels and achieve a leadership position in the gourmet coffee space by capitalizing on the global recognition of the Marley name through the licensing of the Marley Coffee trademarks.

Reclassifications. Certain prior year amounts have been reclassified to conform with the current year presentation for comparative purposes.

Use of Estimates in Financial Statement Preparation. The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as certain financial statement disclosures. While management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from those estimates.

The Company has adopted a single definition of fair value, a framework for measuring fair value and expanded disclosures concerning fair value. In this valuation, the exchange price is the price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date and fair value is a market-based measurement and not an entity-specific measurement.

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

Cash and Cash Equivalents. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of October 31, 2012, the Company had $252 invested in a money market account with an average market yield of 0.05%. Interest income of $617 was recognized for the nine months ended October 31, 2012. As of October 31, 2012, the Company held no auction rate securities.

Revenue Recognition. Revenue is derived from the sale of coffee products and is recognized on a gross basis upon shipment. All revenue is recognized when (i) persuasive evidence of an arrangement exists; (ii) the service or sale is completed; (iii) the price is fixed or determinable; and (iv) the ability to collect is reasonably assured.

The Company utilizes a third party for the production and fulfillment of orders placed by customers. The Company, acting as principal, takes title to the product and assumes the risks of ownership; namely, the risks of loss for collection, delivery and returns.

Allowance for Doubtful Accounts.  The Company does not require collateral from its customers with respect to accounts receivable. The Company determines any required allowance by considering a number of factors, including the length of time accounts receivable are past due. The Company provides reserves for accounts receivable when they become uncollectible. The Company has determined that no allowance for doubtful accounts was required at October 31, 2012.

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

Depreciation was $4,456 and $1,367 for the nine months ended October 31, 2012 and 2011, respectively.

Impairment of Long-Lived Assets. Long-lived assets consist of a license agreement and property and equipment. The license agreement is reviewed for impairment at least annually whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable (see Note 4). Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their estimated fair values. Management evaluated the carrying value of the license and determined that an impairment of $36,000 existed at October 31, 2012.

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

Common stock issued for services to non-employees is valued at (i) the market value of the stock on the date of issuance or (ii) the value of the services, whichever is more clearly determinable. If the total value exceeds the par value of the stock issued, the value in excess of the par value is added to the additional paid-in-capital account. We estimate volatility of our publicly-listed common stock by considering historical stock volatility.

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

Earnings or Loss Per Common Share. Basic earnings per common share equals net earnings or loss divided by the weighted average of shares outstanding during the year. Diluted earnings per share includes the impact on dilution from all contingently issuable shares, including options, warrants and convertible securities. The common stock equivalents from contingent shares are determined by the treasury stock method. The Company incurred a net loss for the three months and nine months ended October 31, 2012 and 2011 respectively. In addition, basic and diluted earnings per share for such periods are the same because all potential common equivalent shares would be anti-dilutive including the 7,100,000 outstanding options as of October 31, 2012.

Recently Issued Accounting Pronouncements. Accounting standards that have been issued by the FASB or other standards setting bodies that do not require adoption until a future date are being evaluated by the Company to determine whether adoption will have a material impact on the Company’s financial statements.

Note 3 – Going Concern and Liquidity

These financial statements have been prepared by management assuming that the Company will be able to continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments to the recoverability of recorded asset amounts or the amounts or classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company incurred a net loss of $2,825,153for the nine months ended October 31, 2012, and has an accumulated deficit since inception of $5,866,018. In addition, the Company has a history of losses and has only recently begun to generate revenue as part of its principal operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The operations of the Company have primarily been funded by the issuance of its common stock. The Company may in the future need to secure additional funds through future equity sales. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.

The Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to sell its products directly to end-users and through distributors, establish profitable operations through increased sales and decreased expenses, and obtain additional funds when needed. Management intends to increase sales by increasing the Company’s product offerings, expanding its direct sales force and expanding its domestic and international distributor relationships.

There can be no assurance that the Company will be able to increase sales, reduce expenses or obtain additional financing, if necessary, at a level to meet its current obligations. As a result, the opinion the Company received from its independent registered public accounting firm on its January 31, 2012 financial statements contains an explanatory paragraph stating that there is a substantial doubt regarding the Company’s ability to continue as a going concern.

Note 4. Trademark License Agreements

MCL Trademark License Agreement

Fifty Six Hope Road Music Limited, a Bahamas international business company (“Fifty Six Hope Road”) owns and controls the intellectual property rights, including the “Marley Coffee” trademarks relating to the late reggae performer, Robert Nesta Marley, professionally known as Bob Marley (the “Trademarks”). On March 31, 2010, Fifty Six Hope Road and Marley Coffee, LLC, a private limited company (“MCL”) entered into an agreement which granted to MCL the exclusive, oral, terminable license to use the Trademarks and granted to the Company an exclusive, terminable, sublicense to use the Trademark.

On March 31, 2010, MCL entered into an agreement with the Company, effective March 30, 2010, pursuant to which it sublicensed the use of the Trademarks to the Company (the “MCL Trademarks License Agreement”). Rohan Marley, a director of the Company, also serves as the managing member of MCL and is the beneficial owner of one-third of MCL’s membership interests.

The consideration for the MCL Trademarks License Agreement was as follows:

(1)	The Company entered into an Asset Purchase Agreement to sell all its interests in its Branding Development and Business Plan Development to MCL;

(2)	The Company assigned the Farm Lease Agreement that it had previously entered into with Rohan Marley relating to farm land located in Jamaica and all of the related leasehold improvements to MCL;

(3)	The Company agreed to issue to MCL 10 million shares of the Company’s common stock as follows:
•	1 million shares upon the execution of the MCL Trademark License Agreement on March 31, 2010; and;
•	1 million shares on each anniversary of the execution of the MCL Trademarks License Agreement for the following nine years through March 31, 2019. (See Note 5).

In accordance with FASB ASC 505-25- “Share-Based payments to Non Employees,” management recorded the transaction based on the estimated fair value of the perpetual license at the measurement date of March 31, 2010, the date when the Trademarks and its underlying rights were granted to the Company and MCL’s performance was completed).

On June 15, 2010, the Company retained DS Enterprises, Inc., an independent business valuation service (“DS Enterprises”) to provide financial advisory assistance in the accounting of the acquisition of the MCL Trademarks License Agreement, in accordance with FASB ASC Topic 820 guidelines, and to assist the Company in one or more of the following: (i) determining the Trademarks value and (ii) determining the fair valuation of the consideration (common stock) provided for in the acquisition using income, market and cost-oriented methods according to FASB ASC Topic 820. According to the valuation report dated June 19, 2010, the following factors were taken into consideration by DS Enterprises:

•	the nature of the business and the history of the Company since inception;
•	the economic outlook in general and the condition or outlook of the coffee industry;
•	the book value of the business and the financial condition of the Company;
•	the relief from royalty payments associated with using trademarks;
•	the dividend-paying capacity of the Company;
•	sales of stock and the size of the block of stock to be valued; and
•	the market prices of securities of corporations engaged in the same or a similar line of business and actively traded in a free and open market, either on an exchange or over-the-counter .

Based on the analysis of DS Enterprises, management estimated that the fair market value of the MCL Trademark License Agreement upon acquisition was $640,000.

On August 5, 2011, the parties expanded the scope of the MCL Trademarks License Agreement in favor of the Company by amendment in consideration for the Company assuming $126,000 in additional obligations of MCL.

As more fully described below in this Note under the caption the “2012 Trademarks License Agreement,” the MCL Trademarks License Agreement was superseded and replaced the 2012 Trademarks License Agreement entered into between Fifty Six Hope Road and the Company on September 13, 2012, with an effective date of August 7, 2012. Effective upon the execution of the 2012 Trademark License Agreement, as defined below, the MCL Trademarks License Agreement was terminated and the Company was under no further obligation to issue the remaining 7 million shares of common stock of the Company to MCL as consideration under the MCL Trademark License Agreement.

As of August 7, 2012, the Company had issued 2 million shares of its common stock to MCL and was obligated to issue an additional 1 million shares of its common stock to MCL pursuant to the MCL Trademarks License Agreement. These 2 million shares were offered and sold, and the additional 1 million shares are expected to be offered and sold, pursuant to an exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).

2012 Trademarks License Agreement

On September 13, 2012, the Company entered into a new trademark license agreement with Fifty Six Hope Road which superseded and replaced the MCL Trademarks License Agreement (the “2012 Trademarks License Agreement”), with an effective date of August 7, 2012. Pursuant to the 2012 Trademarks License Agreement, Fifty Six Hope Road granted to the Company a worldwide, exclusive, non-transferable license to utilize the Trademarks in connection with (i) the manufacturing, advertising, promotion, sale, offering for sale and distribution of coffee in all its forms and derivations, regardless of portions sizes or packaging (the “Exclusive Licensed Products”) and (ii) coffee roasting services, coffee production services and coffee sales, supply, distribution and support services, provided however that the Company may not open retail coffee houses under the Trademarks. In addition, Fifty Six Hope Road granted the Company the right to use the Trademarks on advertising and promotional materials that pertain solely to the sale of coffee cups, coffee mugs, coffee glasses, saucers, milk steamers, machines for brewing coffee, espresso and/or cappuccino, grinders, water treatment products, tea products, chocolate products, and ready-to-use (instant) coffee products (the “Non-Exclusive Licensed Products”, and together with the Exclusive Licensed Products, the “Licensed Products”). The Licensed Products may be sold by the Company pursuant to the 2012 Trademarks License Agreement through all channels of distribution, provided that, subject to certain exceptions, the Company cannot sell the Licensed Products by direct marketing methods (other than the Company’s website), including television, infomercials or direct mail without the prior written consent of Fifty Six Hope Road. In return, the Company agreed to pay royalties to Fifty Six Hope Road in an amount equal to 3% of the net sales of all Licensed Products. In addition, such royalty payments are to be deferred during the first 20 months of the term of the 2012 Trademarks License Agreement, and such deferred payments shall be paid on a quarterly-basis thereafter. At October 31, 2012, $15,827 has been accrued for such royalty fees and is included in Accrued expenses – related party in the Balance Sheet.

In connection with the execution of the 2012 Trademarks License Agreement, the Company and MCL entered into a letter agreement dated as of September 13, 2012 (the “MCL Termination Agreement”) terminating the MCL Trademarks License Agreement. Pursuant to the MCL Termination Agreement, MCL waived the 30-day notice requirement for termination thereunder. The MCL Termination Agreement provided that all of the Company’s obligations under the MCL Trademarks License Agreement were terminated except for the Company’s obligations to: (i) issue to MCL the 1 million shares of its common stock which were due to MCL on March 31, 2012; and (ii) repay its remaining outstanding debt obligation ($19,715) in monthly installments, the final installment to be paid in February 2013.

Note 5 – Notes Payable

On July 19, 2012, the Company entered into a credit agreement with TCA Global Credit Master Fund, LP, a Cayman Islands limited partnership (“TCA”), effective June 29, 2012 (the “Credit Agreement”). Pursuant to the Credit Agreement, TCA agreed to loan the Company up to $2 million for working capital purposes, based on the amount of eligible accounts receivable the Company provides to secure the repayment of the amounts borrowed. As of October 31, 2012, there were no eligible accounts receivables to secure payment of the amounts borrowed under the Credit Agreement.

On July 19, 2012, the Company borrowed $350,000 pursuant to the Credit Agreement, evidenced by a revolving note (the “Revolving Note”), the repayment of which is secured by a security interest in substantially all of our assets in favor of TCA, including the Trademarks. The Revolving Note bears interest at the rate of 12% per annum (18% per annum upon a default) and is due and payable on July 18, 2013. After cash expenses, but not counting the cost of the Fee Facility Shares discussed below, the Company’s net amount of cash received at the Closing on July 19, 2012 was $292,425 (the “Initial Funding”).

The Company may prepay the Revolving Note, in whole or in part, provided that we pay the then outstanding amount of such note plus 5% for repayments up until 180 days following July 19, 2012, plus the then outstanding amount on the Revolving Note plus 2.5% for repayments subsequent to 180 days following July 19, 2012.

Upon an event of default under the Credit Agreement or the Revolving Note, TCA may convert all or any portion of the outstanding principal, accrued and unpaid interest, and any other sums due and payable under the Revolving Note into shares of common stock at a conversion price equal to 85% of the lowest daily volume weighted average price of common stock during the five (5) trading days immediately prior to such applicable conversion date, in each case subject to TCA not being able to beneficially own more than 4.99% of outstanding common stock upon any conversion. Because the conversion feature of the Revolving Note requires the Company to issue a variable number of shares for settlement, the Revolving Note is deemed to be a derivative liability and reflected as debt on the Balance Sheet with a discount valued at $59,850 under the caption “Liabilities and Stockholders’ Equity –Current Liabilities –Secured promissory note – net of discount of $59,850 and $0, respectively.”

The Company agreed to pay TCA various fees during the term of the Credit Agreement, including a $1,500 asset monitoring fee (which increases as additional amounts are borrowed under the Credit Agreement) due each quarter that the Credit Agreement is outstanding; a transaction advisory fee of 4% of any amounts borrowed under the Credit Agreement; and a collection fee equal to 0.875% for receivables outstanding and received by us within 30 days of the invoice date therefor, 1.625% for receivables outstanding and received by the Company between 31-60 days of the invoice date therefor, and 2.25% for receivables outstanding and received by the Company between 61-90 days of the invoice date therefor. We also paid TCA due diligence and document review fees of $25,000 in connection with the closing of the Initial Funding.

The Company also agreed to pay TCA a fee of $100,000 (the “Facility Fee”), payable in shares of our common stock (initially equal to 588,235 shares of common stock) (the “Fee Facility Shares”).  The number of Fee Facility Shares are adjusted upon the earlier of (i) the date that all Fee Facility Shares are sold or (ii) 12 months after the Initial Funding, such that the total value realized by TCA in connection with the sale of the Fee Facility Shares is equal to $100,000.  Additionally, in the event that TCA determines in its sole and absolute discretion, at any time that the Fee Facility Shares are not likely to be monetized for at least $100,000, TCA can request that we redeem the Fee Facility Shares then held by TCA for six (6) equal monthly payments totaling in aggregate $100,000 minus the total value previously received by TCA as a result of TCA’s sale of any such Fee Facility Shares. The Fee Facility Shares were issued on August 2, 2012. The Facility Fee is reflected on the Balance Sheet under the line item “Deferred financing costs” and is amortized over the term of the loan. The unamortized balance at October 31, 2012 is $67,448. The Fee Facility Shares are carried as a derivative liability so long as the Company is obligated to redeem the shares in cash. At each reporting period the Company evaluates its contingent obligation and records a liability as needed.

During the term of the Credit Agreement, the Company is prohibited from (i) incurring any indebtedness (other than in connection with the Credit Agreement or as otherwise approved by TCA); (ii) making any new investments, creating any encumbrances on our assets, permitting a change in control of the Company, issuing any shares of common stock (other than as otherwise approved by TCA and/or in connection with the issuance of up to fifteen percent (15%) of the Company’s issued and outstanding common stock towards employee stock option plans or acquisitions); and (iii) affecting any transactions with affiliates of the Company or undertaking certain other actions as described in greater detail in the Credit Agreement, except in the usual course of business.

Note 6 – Investment and Securities Purchase Agreements

On August 1, 2012, the Company entered into an Investment Agreement (the “Investment Agreement”) with Fairhills Capital Offshore, Ltd., a Cayman Islands company (“Fairhills Capital”).

The Investment Agreement provides that the Company may, from time to time in its sole discretion as, and when it determines appropriate in accordance with the terms and conditions of the Investment Agreement, during the Open Period, defined below, deliver a notice of a put (“Put Notice”) to Fairhills Capital which states the dollar amount of securities that the Company intends to sell to Fairhills Capital on a date specified in the Put Notice (the “Put”). The Company will be entitled to Put to Fairhills Capital (the “Put Amount”) the number of shares of common stock equal to a maximum of 200% of the average daily volume (U.S. market only) of the Company’s common stock for the 10 trading days prior to the applicable Put Notice. The purchase price per share to be paid by Fairhills Capital for each Put Amount will be calculated at a 20% discount to the average of the three lowest bid prices during the 10 trading days immediately prior to Fairhills Capital’s receipt of the Put Notice. The “Open Period” begins on the trading day after a registration statement is declared effective as to the common stock to be subject to the Put, and ends 36 months after such date, unless earlier terminated in accordance with the Investment Agreement. The Company has the right, pursuant to the terms of the Investment Agreement to sell up to $2 million of common stock to Fairhills.

There are put restrictions applied on days between the date the Put Notice is delivered and the closing date with respect to that particular Put.  During this time, the Company shall not be entitled to deliver another Put Notice.  In addition, Fairhills Capital will not be obligated to purchase shares if Fairhills Capital’s total number of shares beneficially held at that time would exceed 4.99% of the number of shares of the Company’s common stock as determined in accordance with Rule 13d-1 of the Securities Exchange Act of 1934, as amended.  In addition, the Company is not permitted to draw on the facility unless there is an effective Registration Statement to cover the resale of the shares.

The Investment Agreement further provides that Fairhills Capital and the Company are each entitled to customary indemnification from the other for any losses or liabilities they may suffer as a result of any breach by the other of any provisions of the Investment Agreement or Registration Rights Agreement, as defined below.

In connection with the Investment Agreement, the Company and Fairhills Capital entered into a Registration Rights Agreement (“Registration Rights Agreement”). Under the Registration Rights Agreement, the Company agreed to use its commercially reasonable efforts to file, within 21 days of the date of the Investment Agreement, a Registration Statement on Form S-1 covering the resale of the common stock subject to the Investment Agreement. The Company has agreed to use all commercially reasonable efforts to have the Registration Statement declared effective by the SEC within 120 calendar days after the date of the Registration Rights Agreement.

In addition to the Investment Agreement, on August 1, 2012, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Fairhills Capital pursuant to which Fairhills Capital agreed to purchase 625,000 shares of our common stock at a per share purchase price of $0.12 per share and an aggregate purchase price of $75,000 (the “SPA Shares”). The purchase of the SPA Shares was affected in two closings of 312,500 shares each; the first closing on August 1, 2012 and the second closing occurring on the date the Company files an amended Registration Statement in response to SEC comments. Pursuant to the Securities Purchase Agreement, we agreed to (i) register with the SEC for the benefit of Fairhills Capital the SPA Shares and (ii) provide Fairhills Capital price protection for the SPA Shares. We agreed to issue Fairhills Capital additional shares of our common stock on the earlier of the (a) the date on which the SEC declares the SPA Registration Statement effective; and (b) such time as the SPA Shares can be sold pursuant to Rule 144 of the Securities Act such that the total value of the SPA Shares and any additional shares issuable on such date total $75,000 in value, based on a 20% discount to the then trading price of our common stock.

In connection with the Securities Purchase Agreement, we were required to file a Registration Statement on Form S-1 by August 31, 2012, or we could be held liable for liquidated damages in an amount equal to 1% of the aggregate amount invested by Fairhills for each 30-day period or pro-rata period following such filing deadline, provided that such damages shall cease to accrue on the 180th day following the first closing. There is another deadline relating to when the SPA Registration Statement becomes effective with the SEC and similar liquidated damages imposed upon us to the extent Fairhills is precluded from selling shares of our common stock registered under the SPA Registration Statement.

On October 9, 2012, we filed a Form S-1 Registration Statement with the SEC covering 16,000,000 shares of our common stock relating to certain “put notices” pursuant to the Investment Agreement and 315,500 of the SPA Shares. The Registration Statement is subject to completion and has not been declared effective as of December 21, 2012. Fairhills Capital has waived all provisions, including penalty provision, related to failure to meet deadlines imposed to date under the Securities Purchases Agreement and the Investment Agreement regarding the Registration Statement(s) required for compliance under the Investment Agreement, the Registration Rights Agreement and the Securities Purchase Agreement.

In connection with Fairhill Capital’s purchased of the SPA Shares, on each of August 24, 2012 and November 30, 2012, the Company paid to Kashwise Investments, its consultant, a cash fee in the amount of $1,125 and 15,625 shares of common stock with a value of $.12 per share for advisory services.

Note 7 – Related Party Transactions

Capital Advance by Company President/Shareholder

In October 2012, Anh Tran, President, advanced the Company $2,500. The balance due at October 31, 2012 is $2,500. The advance is unsecured, non-interest bearing and has no specific terms of repayment.

Transactions with Marley Coffee Ltd

During the three and nine months ended October 31, 2012, the Company paid $309,707 and $422,151, respectively, to Marley Coffee Ltd. ("MC") a producer of Jamaican Blue Mountain coffee that the Company purchases in the normal course of its business. The Company directs these purchases to third-party roasters for fulfillment of sales orders. The Company's Chairman, Rohan Marley, is an owner of approximately 25% of the equity of MC.

Transactions with Nicole Whittle

During the nine months ended October 31, 2012, the Company paid $42,000 to Nicole Whittle. Ms. Whittle serves as the Company’s Creative Director, for ongoing creative design costs services.  Nicole Whittle is the sister of Shane Whittle who is a former director and chief executive officer of the Company and who is currently a manager and equity owner of MCL.

Note 8 – Stock Options

Share-based Compensation:

On October 14, 2012, the Board approved the 2012 Equity Compensation Plan (the “2012 Equity Compensation Plan”). The Equity Compensation Plan authorizes the issuance of a variety of awards, including options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and stock awards. The 2012 Equity Compensation Plan provides that no more than 12 million shares of the Company’s common stock may be issued pursuant to awards under the 2012 Equity Compensation Plan. On November 13, 2012, the Company registered the shares of common stock under the 2012 Equity Compensation Plan on a registration statement on Form S-8 filed with the Securities and Exchange Commission. Awards under the 2012 Equity Compensation Plan may be made to employees, directors and consultants of the Company. As of October 31, 2012, 7,100,000 shares of common stock are outstanding under the 2012 Equity Compensation Plan.

Stock Options:

During the three month period ended October 31, 2012, the Company recognized share-based compensation expenses totaling $466,432. In addition, during the nine month period ended October 31, 2012, the Company recognized share-based compensation expense of $1,462,613. The remaining amount of unamortized stock options expense at October 31, 2012 is $3,239,675.

The intrinsic value of exercisable and outstanding but non-exercisable options at October 31, 2012 was $0.

Activity in options during the nine month period ended October 31, 2012 and related balances outstanding as of that date are set forth below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at February 1, 2012	7,200,000	$0.40
Granted	500,000	0.26
Exercised	-	-
Forfeited and canceled	(600,000)	0.26

Outstanding at October 31, 2012	7,100,000	$0.40	4.8

Exercisable at October 31, 2012	100,000	$0.26	5.1

Note 9 – Income Taxes

Pursuant to the provisions of FASB ASC740 “Income Taxes,” deferred income taxes reflect the net effect of (i) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (ii) net operating loss carry-forwards. No net provision for refundable Federal income taxes has been made in the accompanying statement of operations because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carry-forward has been recognized, as it is not deemed likely to be realized.

The provision for income taxes on earnings subject to income taxes differs from the statutory federal rate for the nine months ended October 31, 2012 and October 31, 2011, due to the following:

	October 31,	October 31,
	2012	2011
Federal income taxes at 34%	$(961,000)	$(530,000)
State income tax, net of federal benefit	(168,000)	(93,000)
Tax effect on non-deductible expenses and credits	-	-
Increase in valuation allowance	1,129,000	623,000
	$-	$-

In October 2012, the Company filed its federal income tax return for its fiscal year end January 31, 2012. At October 31, 2012, management estimates that the Company had unused federal and state net operating loss carryforwards of approximately $1,760,614 and $1,568, 956, respectively, that were available to offset future federal and state taxable income. These net operating loss carryforwards expire beginning in 2032. Pursuant to Internal Revenue Code Sections 382, use of our net operating loss carryforwards could be limited if a cumulative change in ownership of more than 50% occurs within a three-year period. The Company plans to complete a Section 382 analysis regarding whether there are limitations of the net operating loss prior to utilizing any net operating losses.

The Company follows FASB issued FASB Interpretation No. 48, subsequently codified in ASC 740, Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in an entity's financial, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under ASC 740, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, ASC 740 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Management does not believe that they have any uncertain provisions. As a result of the Company’s evaluation, the Company’s management has determined that no additional tax liabilities need to be recorded. There are no unrecognized tax benefits as of October 31, 2012 or January 31, 2012.

Note 10 – Commitments and Contingencies

The Company’s commitments and contingencies include the usual claims and obligations of a wholesaler and distributor of coffee products in the normal course of a business. The Company may be, from time to time, involved in legal proceedings incidental to the conduct of our business. The Company is not involved in any litigation or legal proceedings as of October 31, 2012.

Note 11 – Subsequent Events

On November 14, 2012, the Company’s Board of Directors granted Stock Awards pursuant to its 2012 Equity Compensation Plan in the following amounts to the executive officers and directors listed below at $0.14 per common share for services rendered: Brent Toevs, Chief Executive Officer and Director – 156,161 shares of common stock; Anh Tran, President, Chief Operating Officer and Director – 117,858 shares of common stock; and Rohan Marley, Chairman of the Board of Directors – 53,572 shares of common stock. On December 17, 2012, the Company’s Board of Directors made another Stock Award grant to Mr. Anh pursuant to the 2012 Equity Compensation Plan for services rendered at a price per Company common share of $0.10.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used in this Quarterly Report, the terms “we,” “us,” “our” and “Company” mean Jammin Java Corp., unless otherwise indicated. This information should be read in conjunction with the interim unaudited financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the audited financial statements and notes thereto and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended January 31, 2012.

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

Critical Accounting Policies

The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained on pages 16 and 17 in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended January 31, 2012. We believe that for the nine months ended October 31, 2012, there have been no material changes to this information.

Recent Accounting Pronouncements

For the three month period ended October 31, 2012, there were no accounting standards or interpretations issued that are expected to have a material impact on our financial position, operations or cash flows.

Revenue Channels

We believe the key to our growth is a multichannel distribution and sales strategy. Since August 2011, we have been introducing a wide variety of coffee products through multiple distribution channels using the Marley Coffee brand name. The main channels of revenue for the Company are now and are expected to continue to be United States and international grocery retail, online retail, office coffee services (OCS), foodservice, vending and automated retailing. Within these channels, we have transitioned from a company that only provided 12 oz. whole bean bags of coffee to a mix of products. Today, the Company offers Marley Coffee Organic Ground and Marley Coffee Jamaica Blue Mountain® Ground coffees; compostable Single-Serve Pods for Bunn and other pod-based home and office brewers; Marley Coffee RealCup™; compatible cartridges for use in most models of Keurig's popular K-Cup brewing system; and 2.5 oz. frac packs and 2lbs bags mainly used for food service.

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

During the nine months ended October 31, 2012, we added two additional revenue channels: Marley Coffee branded vending solutions and Marley Coffee branded Bike Cafés.

Branded Vending & Foodservice. AVT, Inc. (“AVT”) and Seaga Manufacturing, Inc., both leading developers of vending and self-service retail equipment, have created Marley Coffee branded coffee vending machines designed to target college campuses, traditional retail locations, high-density traffic areas such as theaters and hotels and traditional foodservice vendors. Several large retailers have already inquired about these new vending machines and we expect to begin seeing revenue from sales of AVT machines during the next fiscal year.

Seaga has created two Marley Coffee branded vending solutions for the OCS, vending and foodservice marketplaces: one designed for larger, high traffic environments; and another, an automatic table-top vending machine for small and medium traffic locations. National Coffee Service & Vending (“NCS&V”), a current Marley Coffee sales agent for office coffee service, also will continue to distribute the Marley Coffee branded vending solutions for the OCS.

Marley Coffee BikeCaffe Mobile Franchise Concept. Marley Coffee branded BikeCaffe Coffee Bike, found in select cities in the U.S. and Europe, are a new approach to serving coffee to customers. These three-wheeled, geared bikes are environmentally-friendly, full-service cafes that roll from location to location. Bike Caffe franchises are available to Marley Coffee branded bikes that will sell coffee drinks exclusively featuring Marley Coffee beans.

RESULTS OF OPERATIONS

Comparison of the Three and Nine Months Ended October 31, 2012 and 2011

Sales Revenue. Sales revenues for the three and nine months ended October 31, 2012 were $536,055 and $1,405,154, respectively, which represent increases of $409,269 and $1,206,671 from the three and nine months ended October 31, 2011, respectively. These increases were primarily the result of the Company’s implementation of its multichannel distribution and sales strategy.

Cost of Sales. Cost of sales for the three and nine months ended October 31, 2012 were $382,741 and $1,110,002, respectively, which represent increases of $286,510 and $944,296 from the three and nine months ended October 31, 2011, respectively. The increase in the cost of sales correlated with the Company’s revenue growth.

Compensation and Benefit Expenses. Compensation and benefits for the three months and nine months ended October 31, 2012, were $567,668 and $1,778,397, respectively, which represent increases of $88,669 and $1,299,398 from the three and nine months ended October 31, 2011, respectively. The increase was a result of stock compensation expenses and executive officer payroll.

Selling and Marketing Expenses. Selling and marketing expenses for the three and nine months ended October 31, 2012, were $191,566 and $494,338, respectively, which represent increases of $130,994 and $363,542 from the three and nine months ended October 31, 2011, respectively. The increase was principally the result of expenses related to the ramping-up of the Company’s sales and marketing operations.

General and Administrative Expenses.   General and administrative expenses for the three and nine months ended October 31, 2012, were $237,774 and $731,546, respectively, which represent decreases of $148,718 and $253,022 from the three and nine months ended October 31, 2011, respectively. The decrease was principally the result of decreased legal fees. General and administrative expenses consisted primarily of professional fees and other corporate reporting expenses.

Net Loss. We incurred a net loss of $944,742 and $2,825,153 for the three and nine months ended October 31, 2012, respectively, compared to $894,636 and $1,559,847 for the three and nine months ended October 31, 2011, respectively. The principal reasons for the increased net loss are: (i) sales of the Company’s products have not caught-up with the expenses involved in connection with putting in place the Company’s multichannel distribution and sales plan; (ii) compensation expenses necessary to incentivize management; (iii) selling expenses incurred in connection with raising necessary working capital; and (iv) professional fees, including those necessary to comply with rules and regulations applicable to a U.S. public reporting company.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations primarily through the issuance of our common stock.

The following table presents details of our working capital and cash and cash equivalents:

	October 31, 2012	October 31, 2011	Increase / (Decrease)
Working Capital	$(299,697)	$1,382,990	$(1,682,687)
Cash	$9,061	$1,294,934	$(1,285,873)

At October 31, 2012, we had total assets of $1,442,252 and total liabilities of $922,925. Our current sources of liquidity include our existing cash and cash equivalents, cash from operations, amounts under our Credit Agreement (hereinafter defined) and funds generated as a result of the sale of our shares of common stock under the investment and securities purchase agreements with Fairhills Capital Offshore, Ltd. For the nine months ended October 31, 2012, although we generated sales of $1,405,154, we had a net loss of $2,825,153.

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

Our ability to meet our obligations in the ordinary course of business is dependent upon our ability to sell our products directly to end-users and through distributors, establish profitable operations through increased sales and decreased expenses and obtain additional funds when needed.

There can be no assurance that we will be able to increase sales, reduce expenses or obtain additional financing, if necessary, at a level to meet our current obligations. As a result, the opinion we have received from our independent registered public accounting firm on our January 31, 2012 financial statements contains an explanatory paragraph stating that there is a substantial doubt regarding our ability to continue as a going concern.

In addition, following an event of default under our Credit Agreement, our lender will have the right to foreclose upon and sell, or otherwise transfer, the collateral granted to them to secure any indebtedness under the Credit Agreement, which collateral includes substantially all of our assets. If the indebtedness under the Credit Agreement were to be accelerated, we cannot assure you that our assets would be sufficient to repay in full our debt. A loss of our collateral, including our Trademarks, will have material adverse effect on our operations, our business and financial condition.

Our existing financing arrangements also currently impose restrictions on raising capital outside of those arrangements. Under the terms of our Credit Agreement, we are prohibited from incurring any indebtedness outside of the Credit Agreement unless approved by our lender) and we may not be able to borrow additional amounts under the terms of the Credit Agreement. Under the terms of the Registration Rights Agreement that we have entered into with Fairhills Capital Offshore, Ltd., a Cayman Islands company (“Fairhills Capital”), we also are prohibited from selling any other securities under our registration statement relating to the Fairhills Capital investment and from filing any other registration statement for other securities until 30 days after the Fairhills Capital registration statement is declared effective. Under certain circumstances, we also may be restricted from engaging in certain types of securities offerings after such 30-day period and during such time as the Fairhills Capital registration statement remains effective and outstanding.

During the next 12 months, we estimate our funding requirements to be $1,400,000 consisting of $300,000 in selling and marketing expenses and $1,100,000 in general and administrative expenses. Notwithstanding the sources of liquidity described below under the captions “Contractual and Other Obligations”, we believe that the Company will require additional funding to continue our business operations for the next 12 months. We have not yet generated net income through the sale of our products and make no assurances that net income will be generated in the future. In light of our current limitations to draw funds beyond the $350,000 limitation of our Credit Facility, as discussed below, and to the extent we are unable to raise sufficient additional funds necessary to meet our intended funding plan for the next 12 months, we will remain flexible in the implementation of our business strategy and will revise downward our funding requirements and further reduce our selling and marketing and our general and administrative expenses to a level that is in line with our financial means but consistent with our vision.

Cash Flows

	Nine Months Ended
	October 31, 2012	October 31, 2011
Net cash used in operating activities	$(997,821)	$(1,034,990)
Net cash used in investing activities	$(28,948)	$(9,217)
Net cash provided by financing activities	$199,952	$2,336,674

Operating Activities

Compared to the corresponding period in 2011, net cash used in operating activities decreased by approximately $37,169 for the nine month period ended October 31, 2012. The decrease was primarily due to our net loss of $2,825,153, higher utilization of cash resources for payment of operating liabilities such as accounts payable, pre-paid expenses and other current assets, and other current liabilities. The impact of such decrease was partially offset by an increase of $322,284 in accounts receivable; $1,016,460 of stock compensation expenses; and an increase in accounts payable of $444,626.

Investing Activities

Compared to the corresponding period in fiscal 2011, net cash used in investing activities increased by approximately $19,731 due primarily from the purchase of computer equipment.

Financing Activities

Compared to the corresponding period in fiscal 2011, net cash provided by financing activities decreased by approximately $2,136,722 for the nine months October 31, 2011 primarily because the Company’s capital-raising activities decreased in 2012.

Contractual and Other Obligations

We rely on our 2012 Trademarks License Agreement with MCL, our roasting agreements with Canterbury Coffee Corporation (“Canterbury”) and European Roasterie, Inc. /National Coffee Roasters (NCR) (“European Roasterie”) (collectively, the “Roasting Agreements”) and our exclusive sales and marketing agreement with National Coffee Service & Vending (“NCSV”) for our operations and revenue. We anticipate generating revenue solely as a result of the sale of coffee bearing the Trademarks, sourced primarily under our Roasting Agreement with Canterbury and European Roasterie and which we distribute primarily through the NCSV Agreement.

Accordingly, if the 2012 Trademarks License Agreement, the Roasting Agreements, or the NCSV Agreement were terminated or not renewed, our operations could be adversely effected, our revenues (if any), could be adversely affected and we could be forced to curtail or abandon our operations, causing any investment in the Company to decline in value or become worthless.

2012 Trademarks License Agreement

On September 13, 2012, the Company entered into a new Trademark License Agreement with Fifty Six Hope Road which superseded and replaced the MCL Trademarks License Agreement (the “2012 Trademarks License Agreement”), with an effective date of August 7, 2012. Pursuant to the 2012 Trademarks License Agreement, Fifty Six Hope Road granted to the Company a worldwide, exclusive, non-transferable license to utilize the Trademarks in connection with (i) the manufacturing, advertising, promotion, sale, offering for sale and distribution of coffee in all its forms and derivations, regardless of portions sizes or packaging (the “Exclusive Licensed Products”) and (ii) coffee roasting services, coffee production services and coffee sales, supply, distribution and support services, provided however that the Company may not open retail coffee houses under the Trademarks. In addition, Fifty Six Hope Road granted the Company the right to use the Trademarks on advertising and promotional materials that pertain solely to the sale of coffee cups, coffee mugs, coffee glasses, saucers, milk steamers, machines for brewing coffee, espresso and/or cappuccino, grinders, water treatment products, tea products, chocolate products, and ready-to-use (instant) coffee products (the “Non-Exclusive Licensed Products”, and together with the Exclusive Licensed Products, the “Licensed Products”). The Licensed Products may be sold by the Company pursuant to the 2012 Trademark License Agreement through all channels of distribution, provided that, subject to certain exceptions, the Company cannot sell the Licensed Products by direct marketing methods (other than the Company’s website), including television, infomercials or direct mail without the prior written consent of Fifty Six Hope Road. In return, the Company agreed to pay royalties to Fifty Six Hope Road in an amount equal to 3% of the net sales of all Licensed Products. In addition, such royalty payments are to be deferred during the first 20 months of the term of the 2012 Trademark License Agreement, and such deferred payments shall be paid on a quarterly-basis thereafter. At October 31, 2012, $15,827 has been accrued for such royalty fees.

In connection with the execution of the 2012 Trademark License Agreement, the Company and MCL entered into a letter agreement dated as of September 13, 2012 (the “MCL Termination Agreement”) terminating the MCL Trademarks License Agreement. Pursuant to the MCL Termination Agreement; MCL waived the 30-day notice requirement for termination thereunder. The MCL Termination Agreement stated that all of the Company’s obligations under the MCL Trademarks License Agreement were terminated except that the Company remains obligated to: (i) issue to MCL the 1million shares of its common stock which were due to MCL on the March 31, 2012 anniversary of the MCL Trademarks License Agreement and (ii) repay the remaining outstanding debt obligation ($19,715) in monthly installments with the final installment to be paid in February 2013.

Supply and Toll Agreement with Canterbury Coffee Corporation

In January 2012, we entered into a Roasting Agreement with Canterbury which is terminable by either party on 30-days’ written notice. Pursuant to the Roasting Agreement, we provide Canterbury with pre-made bags bearing our logo and the Trademarks licensed through the 2012 Trademark License Agreement. Canterbury obtains the beans and other ingredients for, roasts, prepares and packages the coffee beans for our products and packages them in the bags which we provide to Canterbury. Under the Roasting Agreement, we are responsible for carrying out sales and marketing for our products, provided that Canterbury pays the actual shipping costs to our licensed distributors and customers and receives the gross proceeds from the sale of our products. We receive the net difference between the total cost of production and shipping of our products and the amount that Canterbury receives from the sale of such products to our distributors and customers.

Supply and Toll Agreement with European Roasterie, Inc.

We operate with European Roasterie under an oral contract with substantially similar terms to those of the roasting agreement with Canterbury.  The Company provides these NCR with our desired taste profiles for various Company products, as well as related packaging and marketing materials, and NCR is responsible for sourcing and supplying the roasted beans for those products in quantities the Company orders from time to time. We are responsible for carrying out sales and marketing for our products.  NCR handles shipping to our distributors and customers and receives the gross proceeds from the sale of our products, and we receive the net difference between the total cost of production and shipping of our products and the amount that NCR receives from the sale of such products to our distributors and customers. Pricing is subject to change based on prevailing market prices, with 30 days’ written notice. We bear all of the cost of bad debts or uncollectable accounts.

Sales and Marketing Agreement with National Coffee Service & Vending

On April 25, 2011, we entered into an Exclusive Sales and Marketing Agreement (the “NCSV Agreement”) with National Coffee Service & Vending (“NCSV”). Pursuant to the NCSV Agreement, we agreed to appoint NCSV as our exclusive agent and distributor of “Jammin Java Coffee” brand roasted coffee within the U.S. in the office coffee vending, office products, water, and other industries featuring a “break room,” and divisions and offshoots thereof. Pursuant to the NCSV Agreement, we compensate NCSV based on a percentage of net profits, as defined therein, on sales fulfilled by NCSV.

Credit Agreement

On July 19, 2012, we entered into a credit agreement with TCA Global Credit Master Fund, LP, a Cayman Islands limited partnership (“TCA”), effective June 29, 2012 (the “Credit Agreement”). Pursuant to the Credit Agreement, TCA agreed to loan the Company up to $2 million for working capital purposes, based on the amount of eligible accounts receivable the Company provides to secure the repayment of the amounts borrowed. As of October 31, 2012, there were no eligible accounts receivables to secure payment of the amounts borrowed under the Credit Agreement.

On July 19, 2012, we borrowed $350,000 pursuant to the Credit Agreement, evidenced by a revolving note (the “Revolving Note”), the repayment of which is secured by a security interest in substantially all of our assets in favor of TCA, including the Trademarks. The Revolving Note bears interest at the rate of 12% per annum (18% per annum upon a default) and is due and payable on July 18, 2013. After cash expenses, but not counting the cost of the Fee Facility Shares discussed below, the Company’s net amount of cash received at the Closing on July 19, 2012 was $292,425 (the “Initial Funding”).

We may prepay the Revolving Note, in whole or in part, provided that we pay the then outstanding amount of such note plus 5% for repayments up until 180 days following July 19, 2012, plus the then outstanding amount on the Revolving Note plus 2.5% for repayments subsequent to 180 days following July 19, 2012.

Upon an event of default under the Credit Agreement or the Revolving Note, TCA may convert all or any portion of the outstanding principal, interest and all other amounts due under the Revolving Note into shares of our common stock at a conversion price equal to 85% of its lowest daily volume weighted average price during the five (5) trading days immediately prior to the conversion date, in each case subject to TCA not being able to beneficially own more than 4.99% of outstanding common stock upon any conversion. Because the conversion feature of the Revolving Note requires the Company to issue a variable number of shares for settlement, the Revolving Note is deemed to be a derivative liability and reflected as debt on the Company’s balance sheet with a discount valued at $59,850, under the caption “Liabilities and Stockholders’ Equity – Current Liabilities – Secured promissory note – net of discount of $59,850 and $0, respectively”.

We also agreed to pay TCA various fees during the term of the Credit Agreement, including a $1,500 asset monitoring fee (which increases as additional amounts are borrowed under the Credit Agreement) due each quarter that the Credit Agreement is outstanding; a transaction advisory fee of 4% of any amounts borrowed under the Credit Agreement; and a collection fee equal to 0.875% for receivables outstanding and received by the Company within 30 days of the invoice date therefor, 1.625% for receivables outstanding and received by the Company between 31-60 days of the invoice date therefor, and 2.25% for receivables outstanding and received by the Company between 61-90 days of the invoice date therefor. The Company also paid TCA due diligence and document review fees of $25,000 in connection with the closing of the Initial Funding.

We also agreed to pay TCA a fee of $100,000, payable in shares of our common stock (initially equal to 588,235 shares of common stock) (the “Fee Facility Shares”).  The number of Fee Facility Shares are adjusted upon the earlier of (i) the date that all Fee Facility Shares are sold or (ii) 12 months after the Initial Funding, such that the total value realized by TCA in connection with the sale of the Fee Facility Shares is equal to $100,000.  Additionally, in the event that TCA determines in its sole and absolute discretion, at any time that the Fee Facility Shares are not likely to be monetized for at least $100,000, TCA can request that we redeem the Fee Facility Shares then held by TCA for six (6) equal monthly payments totaling in aggregate $100,000 minus the total value previously received by TCA as a result of TCA’s sale of any such Fee Facility Shares. The Fee Facility Shares were issued on August 2, 2012. . The Facility Fee is reflected on the Balance Sheet under the line item “Deferred financing costs” and is amortized over the term of the loan. The unamortized balance at October 31, 2012 is $67,448. The Fee Facility Shares are carried as a derivative liability so long as the Company is obligated to redeem the shares in cash. At each reporting period the Company evaluates its contingent obligation and records a liability as needed.

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

Investment and Securities Purchase Agreements with Fairhills Capital

On August 1, 2012, we entered into an Investment Agreement (the “Investment Agreement”) with Fairhills Capital. The Investment Agreement provides that we may, from time to time in our sole discretion, in accordance with the terms and conditions of the Investment Agreement, during the Open Period, defined below, deliver a notice of a put (“Put Notice”) to Fairhills Capital which states the dollar amount of securities that we intend to sell to Fairhills Capital on a date specified in the Put Notice (the “Put”). We will be entitled to Put to Fairhills Capital (the “Put Amount”) the number of shares of common stock equal to a maximum of 200% of the average daily volume (U.S. market only) of our common stock for the 10 trading days prior to the applicable Put Notice. The purchase price per share to be paid by Fairhills Capital for each Put Amount will be calculated at a 20% discount to the average of the three lowest bid prices during the 10 trading days immediately prior to Fairhills Capital’s receipt of the Put Notice. The “Open Period” begins on the trading day after a registration statement is declared effective as to the common stock to be subject to the Put, and ends 36 months after such date, unless earlier terminated in accordance with the Investment Agreement. We have the right, pursuant to the terms of the Investment Agreement to sell up to $2 million of common stock to Fairhills Capital.

There are put restrictions applied on days between the date the Put Notice is delivered and the closing date with respect to that particular Put.  During this time, we shall not be entitled to deliver another Put Notice.  In addition, Fairhills Capital will not be obligated to purchase shares if Fairhills Capital’s total number of shares beneficially held at that time would exceed 4.99% of the number of shares of our common stock, as determined in accordance with Rule 13d-1 of the Securities Exchange Act of 1934, as amended.  In addition, we are not permitted to draw on the facility unless there is an effective registration statement on file with the Securities and Exchange Commission (the “SEC”) under the Securities Act to cover the resale of the shares.

In connection with the Investment Agreement, the Company and Fairhills Capital entered into a Registration Rights Agreement (“Registration Rights Agreement”). Under the Registration Rights Agreement, we agreed to use its commercially reasonable efforts to file, within 21 days of the date of the Investment Agreement, a Registration Statement on Form S-1 covering the resale of the common stock subject to the Investment Agreement. The Company has agreed to use all commercially reasonable efforts to have the Registration Statement declared effective by the SEC within 120 calendar days after the date of the Registration Rights Agreement.

In addition to the Investment Agreement, on August 1, 2012, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Fairhills Capital pursuant to which Fairhills Capital agreed to purchase 625,000 shares of our common stock at a per share purchase price of $0.12 per share and an aggregate purchase price of $75,000 (the “SPA Shares”). The purchase of the SPA Shares was affected in two closings of 312,500 shares each, the first closing on August 1, 2012 and the second closing occurring on the date the Company files an amended Registration Statement in response to SEC comments. Pursuant to the Securities Purchase Agreement, we agreed to (i) register with the SEC for the benefit of Fairhills Capital the SPA Shares and (ii) provide Fairhills Capital price protection for the SPA Shares. We agreed to issue Fairhills Capital additional shares of our common stock on the earlier of the (a) the date on which the SEC declares the SPA Registration Statement effective; and (b) such time as the SPA Shares can be sold pursuant to Rule 144 of the Securities Act such that the total value of the SPA Shares and any additional shares issuable on such date total $75,000 in value, based on a 20% discount to the then trading price of our common stock. During the quarter ended October 31 2012, the Company sold 312,500 shares of common stock for $37,500.

In connection with the Securities Purchase Agreement, we were required to file a Registration Statement on Form S-1 by August 31, 2012, or we could be held liable for liquidated damages in an amount equal to 1% of the aggregate amount invested by Fairhills for each 30-day period or pro-rata period following such filing deadline, provided that such damages shall cease to accrue on the 180th day following the first closing. There is another deadline relating to when the SPA Registration Statement becomes effective with the SEC and similar liquidated damages imposed upon us to the extent Fairhills is precluded from selling shares of our common stock registered under the SPA Registration Statement.

On October 9, 2012, we filed a Form S-1 Registration Statement with the SEC covering 16,000,000 shares of our common stock relating to certain “put notices” pursuant to the Investment Agreement and 315,500 of the SPA Shares. The Registration Statement is subject to completion and has not been declared effective as of December 21, 2012. Fairhills Capital has waived all provisions, including penalty provision, related to failure to meet deadlines imposed to date under the Securities Purchases Agreement and the Investment Agreement regarding the Registration Statement(s) required for compliance under the Investment Agreement, the Registration Rights Agreement and the Securities Purchase Agreement.

In connection with Fairhill Capital’s purchased of the SPA Shares, on each of August 24, 2012 and November 30, 2012, the Company paid to Kashwise Investments, its consultant, a cash fee in the amount of $1,125 and 15,625 shares of common stock with a value of $.12 per share for advisory services.

Off-Balance Sheet Arrangements

As part of our on-going business, we have not participated in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangement or other contractually narrow or limited purposes. As of October 31, 2012, we are not involved in any material unconsolidated SPEs.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file with the SEC under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow for timely decisions regarding required disclosure. As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (“Exchange Act”) Rule 15d-15(e)) as of the end of the period covered by this report.  Based on the foregoing, our principal executive and principal financial officer concluded that our disclosure controls and procedures are not effective to ensure the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed and reported within the time periods specified in the SEC’s rules and forms.

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

Our management believes that the material weaknesses set forth in items (1) through (4) above did not have an effect on our financial reporting during the fiscal quarter ended October 31, 2012.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Our business, financial condition and results of operations are subject to a number of factors, risks and uncertainties. There have been no material changes to the risk factors as disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2012, except as set forth below. The disclosures in our Annual Report on Form 10-K and in other reports and filings are not necessarily a definitive list of all factors that may affect our business, financial condition and future results of operations.

We have had negative cash flows from operations and if we are not able to generate positive cash flow, our business operations may fail.

The Company incurred a net loss of $2,825,153for the nine months ended October 31, 2012, and has an accumulated deficit since inception of $5,866,018. In addition, the Company has a history of losses and has only recently begun to generate revenue as part of its principal operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The operations of the Company have primarily been funded by the issuance of its common stock. The Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to sell its products directly to end-users and through distributors, establish profitable operations through increased sales and decreased expenses, and obtain additional funds when needed. There can be no assurance that the Company will be able to increase sales or reduce expenses to a level necessary to meet its current obligations or continue as a going concern. As a result, the opinion the Company received from its independent registered public accounting firm on its January 31, 2012 financial statements contains an explanatory paragraph stating that there is a substantial doubt regarding the Company’s ability to continue as a going concern. If we become unable to continue as a going concern, we may have to liquidate our assets, and may realize significantly less than the values at which they are carried on our financial statements, and stockholders may lose all or part of their investment in our common stock. The accompanying financial statements do not contain any adjustments for this uncertainty.

We will require additional financing to continue our operations and such financing may not be available at terms and conditions acceptable to us, if at all.

As of October 31, 2012, our current cash position is not sufficient to meet our working capital needs for the next twelve months based on the pace of our planned activities. During the next 12 months, we estimate our funding requirements to be $1,400,000 consisting of $300,000 in selling and marketing expenses and $1,100,000 in general and administrative expenses. To continue operations, we will require additional funds to support our working capital requirements. There can be no assurance that, if required, any such financing will be available upon terms and conditions acceptable to us, if at all. Our existing financing arrangements are insufficient to meet our working capital needs and currently impose restrictions on raising capital outside of those arrangements. Under the terms of the Credit Agreement, we are prohibited from incurring any indebtedness (other than in connection with the Credit Agreement or as otherwise approved by TCA) and we have currently borrowed the maximum amount permitted under the terms of the Credit Agreement. Under the terms of the Registration Rights Agreement that we have entered into with Fairhills, we are prohibited from selling any other securities under the registration statement relating to the Fairhills investment and from filing any other registration statement for other securities until 30 days after the Fairhills registration statement is declared effective. In addition, as long our registration statement related to the Fairhills financing is outstanding, our ability to raise capital may be limited.

Our inability to obtain required funding in the near future or our inability to obtain funding on favorable terms will have a material adverse effect on our operations and ability to operate as a going concern. If we cannot successfully raise additional capital, our liquidity, financial condition and business prospects will be materially and adversely affected and we may have to cease operations. If additional funds are raised by issuing equity securities, further dilution to existing or future stockholders is likely to result.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The disclosure in Part I, Item 2 of this Report on Form 10-Q under the captions “Management’s Discussion and Analysis of Financial Condition and Result of Operations – Liquidity and Capital Resources – Contractual and Other Obligations – Credit Agreement and – Investment and Securities Purchase Agreement with Fairhills Capital are incorporated by reference herein.

Credit Agreement

The Revolving Note, the shares of the Company’s common stock issuable upon conversion of the Revolving Note and the Fee Facility Shares (including all shares of the Company’s common stock issued or issuable pursuant to adjustments thereto) have not been registered under the Securities Act of 1933, as amended (the “Act”) and were offered and sold pursuant to exemptions from registration set forth in section 4(2) of the Act. These transactions qualified for exemptions from registration because, among other things, the transactions did not involve a public offering, each investor was an accredited investor, each investor had access to information about the Company and their investment, each investor took the respective security for investment and not resale and the Company took appropriate measures to restrict the transfer of the securities. None of these securities may be re-offered or resold absent either registration under the Act or the availability of an exemption from the registration requirement.

Reference is made to the Company’s prior disclosure set forth relating to the Revolving Note and the Fee Facility Shares in the Company Current Report on Form 8-K filed with the Securities and Exchange Commission on August 2, 2012.

Investment and Securities Purchase Agreement with Fairhills Capital

The SPA Shares (including all shares of the Company’s common issued or issuable pursuant to adjustments thereto) and the 31,250 shares of the Company’s common stock issued to Kashwise Investments (15,625 shares issued on August 24, 2012 and 15,625 shares issued on November 30, 2012) have not been registered under the Act and were offered and sold pursuant to exemptions from registration set forth in section 4(2) of the Act. These transactions qualified for exemptions from registration because, among other things, the transactions did not involve a public offering, each investor was an accredited investor, each investor had access to information about the Company and their investment, each investor took the respective security for investment and not resale and the Company took appropriate measures to restrict the transfer of the securities. None of these securities may be re-offered or resold absent either registration under the Act or the availability of an exemption from the registration requirement.

Reference is made to the Company’s prior disclosure set forth relating to the SPA Shares in the Company Current Report on Form 8-K filed with the Securities and Exchange Commission on August 2, 2012.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6.  Exhibits.

Exhibit Number	Description
3.1.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 in our Registration Statement on Form SB-2, filed with the SEC on August 3, 2005).

3.1.2	Certificate of Change Pursuant to NRS 78.209 (incorporated by reference to Exhibit 3.1 in our Form 8-K/A, filed with the SEC on October 25, 2007 under the Securities Exchange Act of 1934).

3.1.3	Articles of Merger (incorporated by reference to Exhibit 3.1 in our Form 8-K, filed with the SEC on March 12, 2008 under the Securities Exchange Act of 1934).

3.1.4	Articles of Merger (incorporated by reference to Exhibit 3.1 in our Form 8-K, filed with the SEC on September 17, 2009 under the Securities Exchange Act of 1934).

3.1.5	Certificate of Change Pursuant to NRS 78.209 (incorporated by reference to Exhibit 3.1 in our Form 8-K, filed with the SEC on March 4, 2010 under the Securities Exchange Act of 1934).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 in our Registration Statement on Form SB-2, filed with the SEC on August 3, 2005).

10.1	License Agreement with Fifty-Six Hope Road Music Limited dated September 13, 2012 (incorporated by reference to Exhibit 10.7 in our Form 10-Q/A, filed with the SEC on October 4, 2012 under the Securities Exchange Act of 1934).

10.2+	Jammin Java Corp. 2012 Equity Incentive Plan (Adopted by the Board of Directors October 14, 2012) (incorporated by reference to Exhibit 4.1 in our Registration Statement on Form S-8, filed with the SEC on November 13, 2012).

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of the Principal Executive Officer and the Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

___________________

*     Filed herewith

**   XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities and Exchange Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

+      Represents management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JAMMIN JAVA CORP.

Dated: December 21, 2012	By: /s/ Brent Toevs
Brent Toevs
Chief Executive Officer
(Principal Executive Officer)

JAMMIN JAVA CORP.

Dated: December 21, 2012	By: /s/ Anh Tran
Anh Tran
President, Secretary and Treasurer
(Principal Accounting Officer)

