Form 10-K
period 2013-01-31
JAMMIN JAVA CORP.
filed 2013-05-15
CIK 1334586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2013

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number: 000-52161
Jammin Java Corp.
(Exact name of registrant as specified in its charter)

Nevada	26-4204714
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8200 Wilshire Blvd., Suite 200 Beverly Hills, California	90211
(Address of principal executive offices)	(Zip Code)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐    No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates computed by reference to the closing price of such common equity on the Over-The-Counter Bulletin Board as of July 31, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $10,039,697.

At May 14, 2013, there were 86,235,122 shares of the issuer’s common stock outstanding.

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Form 10-K”), particularly in Item 1, “Business,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the documents incorporated by reference, includes “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they prove incorrect or never materialize, could cause our results to differ materially and adversely from those expressed or implied by such forward-looking statements. Examples of forward-looking statements include, but are not limited to any statements, predictions and expectations regarding our earnings, revenue, sales and operations, operating expenses, anticipated cash needs, capital requirements and capital expenditures, needs for additional financing, use of working capital, plans for future products, services and distribution channels, anticipated growth strategies, planned capital raises, ability to attract distributors and customers, sources of net revenue, anticipated trends and challenges in our business and the markets in which we operate, the impact of economic and industry conditions on our customers and our business, customer demand, our competitive position, the outcome of any litigation against us, critical accounting policies and the impact of recent accounting pronouncements. Additional forward-looking statements include, but are not limited to, statements pertaining to other financial items, plans, strategies or objectives of management for future operations, our financial condition or prospects, and any other statement that is not historical fact. Forward-looking statements are often identified by the use of words such as “may,” “might,” “intend,” “should,” “could,” “can,” “would,” “continue,” “expect,” “believe,” “anticipate,” “estimate,” “predict,” “potential,” “plan,” “seek” and similar expressions and variations or the negativities of these terms or other comparable terminology.

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

In this Annual Report on Form 10-K, we may rely on and refer to information regarding the market for our products and our industry in general, which information comes from market research reports, analyst reports and other publicly available information.  Although we believe that this information is reliable, we cannot guarantee the accuracy and completeness of this information, and we have not independently verified any of it.

Unless the context requires otherwise, references to “the Company,” “we,” “us,” “our,” “Jammin Java” and “Jammin Java Corp.” refer specifically to Jammin Java Corp. You should carefully consider the risk factors described below, as well as the other information included in this Annual Report on Form 10-K prior to making a decision to invest in our securities.

ITEM 1. BUSINESS.

HISTORY

The Company was incorporated in Nevada on September 2004 under the name “Global Electronic Recovery Corp.” In February 2008, we changed our name to “Marley Coffee Inc.” when we merged our then newly-formed subsidiary, “Marley Coffee Inc.” into the Company. In July 2009, we changed our name to “Jammin Java Corp.” when we merged our newly-formed subsidiary, Jammin Java Corp., into our Company. Our common stock is quoted on the OTCQB maintained by the OTC Market (“OTCQB”), under the symbol “JAMN.”

CURRENT BUSINESS OPERATIONS

In July 2009, we decided to pursue the business of providing premium roasted coffee on a wholesale level to the service, hospitality, office coffee service and big box store market. We intended to gain a market share of the category by capitalizing on the global recognition of the “Marley” name.  Since then, the Company has expanded and developed into a provider of specialty coffee for a variety of business channels.

We believe the key to our growth is a multichannel distribution and sales strategy. Since August 2011, we have been introducing a wide variety of coffee products through multiple distribution channels using the Marley Coffee brand name. The main channels of revenue for the Company are now and are expected to continue to be grocery retail, online retail, office coffee services (OCS), foodservice, green bean coffee sales and vending and automated retailing.

In order to market our products in these channels, we have developed a variety of coffee products in varying formats.  The Company offers an entire line of coffee in whole bean and ground form with varying sizes including 2.5 ounce (oz), 8oz, 12oz and 2 pound (lbs) sizes.  The Company also offers a “single serve” solution with its compostable Single-Serve Pods for Bunn®  and other pod-based home and office brewers.  The Company recently launched its Marley Coffee Real Cup; compatible cartridges, for use in most models of Keurig® 's K-Cup brewing system.

The Company is also working to provide vending solutions through various partnerships and to sell coffee through rolling BikeCaffes, which are each described in greater detail below under “Products and Revenue Channels”.

License Agreement with Fifty-Six Hope Road

On September 13, 2012, the Company entered into a fifteen (15) year license agreement (renewable for two additional fifteen (15) year terms thereafter in the option of the Company) with an effective date of August 7, 2012 with Fifty-Six Hope Road Music Limited, a Bahamas international business company (“Fifty-Six Hope Road” and the “FSHR License Agreement”). Rohan Marley, our Chairman, owns an interest in and serves as a director of Fifty-Six Hope Road. Pursuant to the FSHR License Agreement, Fifty-Six Hope Road granted the Company a worldwide, exclusive, non-transferable license to utilize the “Marley Coffee” trademarks (the “Trademarks”) in connection with (i) the manufacturing, advertising, promotion, sale, offering for sale and distribution of coffee in all its forms and derivations, regardless of portions, sizes or packaging (the “Exclusive Licensed Products”) and (ii) coffee roasting services, coffee production services, and coffee sales, supply, distribution and support services, provided that the Company may not open retail coffee houses utilizing the Trademarks. Fifty-Six Hope Road owns and controls the intellectual property rights in and to the late reggae performer, Robert Nesta Marley, professionally known as Bob Marley, including the Trademarks. In addition, Fifty-Six Hope Road granted the Company the right to use the Trademarks on advertising and promotional materials that pertain solely to the sale of coffee cups, coffee mugs, coffee glasses, saucers, milk steamers, machines for brewing coffee, espresso and/or cappuccino, grinders, water treatment products, tea products, chocolate products, and ready-to-use (instant) coffee products (the “Non-Exclusive Licensed Products”, and together with the Exclusive Licensed Products, the “Licensed Products”). Licensed Products may be sold by the Company pursuant to the FSHR License Agreement through all channels of distribution, provided that, subject to certain exceptions, the Company cannot sell the Licensed Products by direct marketing methods (other than the Company’s website), including television, infomercials or direct mail without the prior written consent of Fifty-Six Hope Road. Additionally, FSHR has the right to approve all Licensed Products, all advertisements in connection therewith and all product designs and packaging.  The agreement also provides that FSHR shall own all rights to any domain names (including marleycoffee.com), incorporating the Trademarks.

In consideration for the foregoing licenses, the Company agreed to pay royalties to Fifty-Six Hope Road in an amount equal to 3% of the net sales of all Licensed Products on a quarterly basis. In addition, such royalty payments are to be deferred during the first 20 months of the term of the FSHR License Agreement, and such deferred payments shall be paid on a quarterly-basis thereafter until paid in full.  At January 31, 2013, $30,073 has been accrued for such royalty fees.

The FSHR License Agreement superseded and replaced the trademark license agreement dated March 31, 2010, as amended on August 5, 2011, between the Company and Marley Coffee, LLC (“MCL”), pursuant to which MCL granted the Company an exclusive, terminable sub-license to use the Trademarks (the “MCL License Agreement”). Previously, in connection with the MCL License Agreement, Fifty-Six Hope Road had granted a worldwide, exclusive, terminable oral license to MCL to utilize the Trademarks and further granted the right for MCL to grant to the Company an exclusive, terminable sub-license to use the Trademarks. As part of the consideration provided by the Company to MCL pursuant to the terms of the MCL License Agreement, effective March 31, 2010, the Company agreed to issue to MCL 10,000,000 shares of common stock of the Company as follows: 1,000,000 shares of the Company’s common stock upon execution of such Agreement, and an additional 1,000,000 shares of common stock on each anniversary of the execution of the Trademark License Agreement for the following nine years, through March 31, 2019. As of December 2012, the Company had issued a total of 2,000,000 shares of the Company’s common stock to MCL.

In connection with the execution of the FSHR License Agreement, the Company and MCL entered into a letter agreement dated as of September 13, 2012 (the “MCL Termination Agreement”) terminating the MCL License Agreement. Pursuant to the MCL Termination Agreement; MCL waived the 30-day notice requirement for termination thereunder. The MCL Termination Agreement stated that all of the Company’s obligations under the MCL Trademarks License Agreement were terminated except that the Company remained obligated to: (i) issue to MCL the 1 million shares of its common stock which were due to MCL on the March 31, 2012 anniversary of the MCL License Agreement, which shares have not been issued to date, and (ii) repay the remaining outstanding debt obligation $19,715 in monthly installments with the final installment to be paid in February 2013, which has not been paid to date.  Subsequent to the date of the MCL Termination Agreement, MCL verbally agreed to forego and release the Company from its obligation to issue the 1 million additional shares.

Sales and Marketing Agreement With National Coffee Service & Vending

On April 25, 2011, the Company entered into an Exclusive Sales and Marketing Agreement (the “NCSV Agreement”) with National Coffee Service & Vending (“NCSV”). Pursuant to the NCSV Agreement, we agreed to appoint NCSV as our exclusive agent and distributor of “Jammin Java Coffee” brand roasted coffee within the U.S. (the “Products”) in the office coffee vending, office products, water, and other industries featuring a “break room,” and divisions and offshoots thereof. Pursuant to the NCSV Agreement, we share net profits generated by this agreement with NCSV on a 60/40 basis (with 60% of such net profits being provided to the Company).

Pursuant to the NCSV Agreement, NCSV is responsible for marketing and distributing Products and we agreed to refer all inquiries for purchase of the Products to NCSV (subject to small quantities of Products being referred to separate sub-agents). We also agreed not to compete with NCSV for sales and to refer to NCSV any sales relating to the Products and segments covered by the NCSV Agreement.

The NCSV Agreement remains in effect until April 25, 2014, and automatically renews for additional two year periods thereafter on a rolling basis, unless terminated by either party at least 30 days prior to the end of such applicable renewal term. The NCSV Agreement can be terminated in the event of a breach of the NCSV Agreement (by the non-breaching party) or if the terminating party pays the non-terminating party a lump sum equal to the estimated net profit which would have been due to the non-terminating party if the NCSV Agreement had remained in effect for an additional 24 months from the termination date of the NCSV Agreement (based on the prior 12 months’ net profit).

Roasting Agreements

The Company primarily receives its coffee from two main suppliers; Canterbury Coffee Corporation (“Canterbury”) and European Roasterie, Inc. The Company generally provides these suppliers with desired taste profiles for various Company products, as well as related packaging and marketing materials, and the suppliers are generally responsible for sourcing and supplying the roasted beans for those products in quantities the Company orders from time to time.

In April 2010, we entered into a Supply and Toll Agreement (as amended, the “Supply Agreement”) with Canterbury, whereby Canterbury agreed to produce coffee products for the Company. Effective as of January 1, 2012, we entered into a Roasting and Distribution Agreement (the “Roasting Agreement”) with Canterbury which replaces the Supply Agreement and establishes the terms under which Canterbury will supply certain of the Company’s current coffee product offerings.

The Roasting Agreement has a three year term ending on January 1, 2015, subject to automatic one year extensions thereafter and is terminable by either party on 30 days’ notice. Pursuant to the Roasting Agreement, we provide Canterbury with pre-made bags bearing our logo and the Trademarks licensed through the License Agreement. Canterbury obtains the coffee beans and other ingredients, roasts, and prepares the coffee beans and packages our products in the bags we provide. Under the Roasting Agreement, we are responsible for carrying out sales and marketing for our products, provided that Canterbury pays the actual shipping costs to our licensed distributors and customers and receives the gross proceeds from the sale of our products, and we receive the net difference between the total cost of production and shipping of our products and the amount that Canterbury receives from the sale of such products to our distributors and customers. The prices set forth in the Roasting Agreement are subject to change based on prevailing market prices, with 30 days’ written notice. We bear all of the cost of bad debts or uncollectable accounts. Additionally pursuant to the Roasting Agreement, we agreed to grant Canterbury a non-exclusive, non-transferable, limited sublicense for the distribution of our coffee products in the grocery retail sector (mass, club, grocery and drug market segments) in Canada.  Finally, we granted Canterbury a right of first refusal to distribute our products to any distribution channels other than the grocery retail sector, which may arise during the term of the agreement.

We also operate with European Roasterie under an oral contract with substantially similar terms to those of the Roasting Agreement with Canterbury.  The Company provides European Roasterie with its desired taste profiles for various Company products, as well as related packaging and marketing materials, and European Roasterie is responsible for sourcing and supplying the roasted beans for those products in quantities the Company orders from time to time. We are responsible for carrying out sales and marketing for our products.  European Roasterie handles shipping to our distributors and customers and receives the gross proceeds from the sale of our products, and we receive the net difference between the total cost of production and shipping of our products and the amount that European Roasterie receives from the sale of such products to our distributors and customers. Pricing is subject to change based on prevailing market prices, with 30 days’ written notice. We bear all of the cost of bad debts or uncollectable accounts.

Products and Revenue Channels

The Company’s objective is to position Marley Coffee as the premiere brand across all of the distribution channels for which we license the use of the “Marley” name.

We believe the key to our growth is a multichannel distribution and sales strategy. Since August 2011, we have been introducing a wide variety of coffee products through multiple distribution channels using the Marley Coffee brand name. The main channels of revenue for the Company are now and are expected to continue to be United States and international grocery retail, online retail, office coffee services (OCS), foodservice, vending and automated retailing. Within these channels, we have transitioned from a company that previously only provided 12 oz. whole bean bags of coffee to a company providing a diverse mix of products. Today, the Company offers Marley Coffee Organic Ground and Marley Coffee Jamaica Blue Mountain® Ground coffees; compostable Single-Serve Pods for Bunn®  and other pod-based home and office brewers; Marley Coffee RealCup™; compatible cartridges for use in most models of Keurig® 's popular K-Cup brewing system; and 2.5 oz. fractional (frac) packs and 2 lbs bags mainly used for food service.

Geographically, we initially focused on retail grocery sales and marketing on the West Coast and Southwest portions of the United States and Western Canada. During the past year we have expanded our distributor relationships nationally in the United States. We expect our ongoing discussions with retailers will enable us to place our products in more chains throughout the year and we continue to seek to expand our product placement with grocery retailers and distributors throughout the United States and internationally.

Additionally, during the year ended January 31, 2013, we added two additional revenue channels: Marley Coffee branded vending solutions and Marley Coffee branded Bike Cafés.

Branded Vending & Foodservice. AVT, Inc. (“AVT”) is a leading developer of vending and self-service retail equipment, have created Marley Coffee branded coffee self-automated vending machines designed to target college campuses, traditional retail locations, high-density traffic areas such as theaters and hotels and traditional foodservice vendors.

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

Sales and Distribution Agreements and Understandings

The Company has entered into informal sales arrangements, not documented by definitive agreements, with several coffee distributors, beverage services and retailers around the world.

In Canada, the Company has distribution channels directly to certain retailers such as London Drugs and Best Buy, and Mother Parkers Tea and Coffee are the Company’s distributors for the food service segment.

In the United States, for the commercial break room segment, the Company uses its national sales representatives National Coffee Service & Vending (NCS&V) to distribute to various retailers and distributors.

In addition to distributions through NCS&V, the Company conducts sales directly to retailers as well as to distributors.  In order to get in front of retail and distributor accounts, we rely on the experience and relationships of our staff to acquire both groups.  Our marketing efforts are mainly comprised of public relations, social media, tradeshows and general advertising.

Within the U.S. grocery and specialty retail segment, the Company’s products are distributed through several distributors and we also distribute directly to certain retailers.

The Company has strengthened its on-line presence through the consolidation of its Marley Coffee and Jammin Java product lines. Cooking.com and Amazon.com carry the Company’s entire line of coffee. Our products are also being sold by other major on-line coffee retailers such as coffeewiz.com, bettercoffee.com, tikihutcoffee.com and coffeecow.com.

On October 11, 2011, the Company celebrated the kickoff of its Food Service program at Union County College in Cranford, New Jersey, with an event dubbed “Marley Coffee Day.” Since that time, the Company has developed a full food service program both in the United States and in Canada.  We have a full line of coffee products and equipment specifically available for food service clients such as universities, hotels, cafes, restaurants and convenient stores.  We believe that one of the largest opportunities for the Company so far is with Best Western Hotel, which has approved the Company as a Best Western Endorsed Supplier of hotel coffee services.   We hope to have additional hotel operators start picking up Marley Coffee for their hotels moving forward.

Patents, Trademarks and Licenses

As described above, pursuant to the September 13, 2012, FSHR License Agreement, which superseded and replaced our prior trademark license agreement which was in place with MCL, Fifty-Six Hope Road granted the Company a worldwide, exclusive, non-transferable license to utilize the “Marley Coffee” trademarks (the “Trademarks”) in connection with (i) the manufacturing, advertising, promotion, sale, offering for sale and distribution of coffee in all its forms and derivations, regardless of portions, sizes or packaging (the “Exclusive Licensed Products”) and (ii) coffee roasting services, coffee production services, and coffee sales, supply, distribution and support services, provided that the Company may not open retail coffee houses utilizing the Trademarks.

Additionally, the Company currently does business under the name “Marley Coffee”, the rights to which name is owned by Fifty-Six Hope Road.

The Company also maintains websites at http://www.marleycoffee.com (the rights to which domain name are owned by FSHR) and http://www.jamminjavacoffee.com. The information on, or that may be accessed through, our website is not incorporated by reference into this report and should not be considered a part of this report.

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

We believe that our customers choose among coffee brands based on the total value proposition that includes quality, variety, convenience, personal taste preference and price. We believe that our market share in the category is driven by the quality of our product, while being competitively priced in the premium category. Our strategy is to target both national and regional markets.

Product Research and Development

We did not expend any significant funds on research and development activities for the fiscal years ending January 31, 2013 or January 31, 2012.

Employees

As of May 14, 2013, we had seven full-time employees and no part-time employees. We also utilize independent contractors and consultants to assist us with key functions. Our agreements with these independent contractors and consultants are usually short-term. We believe that our relations with our employees, independent contractors and consultants are good. None of our employees are represented by a union or covered by a collective bargaining agreement.

Funding and Financing Agreements

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

On July 19, 2012, we borrowed $350,000 pursuant to the Credit Agreement, evidenced by a revolving note (the “Revolving Note”), the repayment of which was secured by a security interest in substantially all of our assets in favor of TCA, including the Trademarks. The Revolving Note accrued interest at the rate of 12% per annum (18% per annum upon a default) and was due and payable on July 18, 2013. After cash expenses, but not counting the cost of the Fee Facility Shares discussed below, the Company’s net amount of cash received at the closing on July 19, 2012 was $292,425 (the “Initial Funding”).

Upon an event of default under the Credit Agreement or the Revolving Note, TCA had the right to convert all or any portion of the outstanding principal, interest and all other amounts due under the Revolving Note into shares of our common stock at a conversion price equal to 85% of its lowest daily volume weighted average price during the five (5) trading days immediately prior to the conversion date, in each case subject to TCA not being able to beneficially own more than 4.99% of outstanding common stock upon any conversion. Because the conversion feature of the Revolving Note required the Company to issue a variable number of shares for settlement, the Revolving Note was deemed to be a derivative liability and reflected as debt on the Company’s balance sheet under the caption “Liabilities and Stockholders’ Equity – Current Liabilities – Secured promissory note – net of discount of $29,925 and $0, respectively”.

We also agreed to pay TCA various fees during the term of the Credit Agreement, including a fee of $100,000, payable in shares of our common stock (initially equal to 588,235 shares of common stock) (the “Fee Facility Shares”).  The number of Fee Facility Shares are adjusted upon the earlier of (i) the date that all Fee Facility Shares are sold or (ii) 12 months after the Initial Funding, such that the total value realized by TCA in connection with the sale of the Fee Facility Shares is equal to $100,000.   The Facility Fee is reflected on the Balance Sheet under the line item “Deferred financing costs” and is amortized over the term of the loan. The unamortized balance at January 31, 2013 is $43,490. The Fee Facility Shares are carried as a derivative liability so long as the Company is obligated to redeem the shares in cash. At each reporting period the Company evaluates its contingent obligation and records a liability as needed.

During the term of the Credit Agreement, we were prohibited from (i) incurring any indebtedness (other than in connection with the Credit Agreement or as otherwise approved by TCA); (ii) making any new investments, creating any encumbrances on our assets, permitting a change in control of the Company, issuing any shares of common stock (other than as otherwise approved by TCA and/or in connection with the issuance of up to 15% of our issued and outstanding common stock towards employee stock option plans or acquisitions); and (iii) affecting any transactions with affiliates of the Company or undertaking certain other actions as described in the Credit Agreement, except in the usual course of business.

We believe that the Credit Agreement and Revolving Note were terminated in connection with the Stipulation, defined below under “Ironridge Transaction”, pursuant to which Ironridge purchased the outstanding debt which we owed to TCA and also purchased $100,000 of outstanding liabilities relating to the Fee Facility Shares, which shares TCA returned to the Company for cancellation and which shares were cancelled in May 2013.

Investment and Securities Purchase Agreements

On August 1, 2012, we entered into an Investment Agreement (the “Investment Agreement”) with a third party lender (the “Lender”). The Investment Agreement provided that from time to time in our sole discretion, in accordance with the terms and conditions of the Investment Agreement, we could deliver a notice of a put (“Put Notice”) to the Lender and require the Lender to purchase a number of shares of common stock equal to a maximum of 200% of the average daily volume of our common stock for the 10 trading days prior to the applicable Put Notice. The purchase price per share to be paid by the Lender was to be calculated at a 20% discount to the average of the three lowest bid prices during the 10 trading days immediately prior to the Lender’s receipt of the Put Notice.

In connection with the Investment Agreement, the Company and the Lender entered into a Registration Rights Agreement (“Registration Rights Agreement”). Under the Registration Rights Agreement, we agreed to use our commercially reasonable efforts to (a) file, within 21 days of the date of the Investment Agreement, a Registration Statement on Form S-1 covering the resale of the common stock subject to the Investment Agreement, and (b) to have the Registration Statement declared effective by the SEC within 120 calendar days after the date of the Registration Rights Agreement.

In addition to the Investment Agreement, on August 1, 2012, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with the Lender pursuant to which the Lender purchased 625,000 shares of our common stock at a purchase price of $0.12 per share and an aggregate purchase price of $75,000 (the “SPA Shares”). The purchase of the SPA Shares was affected in two closings of 312,500 shares each, with the first closing on August 1, 2012 and the second closing occurring on or around November 30, 2012 (provided that the Lender assigned its right to purchase the second tranche of shares and its rights to the first tranche of shares purchased, to its affiliate, Deer Valley Management, LLC). Pursuant to the Securities Purchase Agreement, we agreed to (i) register the SPA Shares with the SEC and (ii) provide price protection for the SPA Shares. We agreed to issue the holder of the SPA Shares, additional shares of our common stock on the earlier of the (a) the date on which the SEC declared the SPA Registration Statement effective (provided that such Registration Statement has since been withdrawn as discussed below); and (b) such time as the SPA Shares can be sold pursuant to Rule 144 of the Securities Act, such that the total value of the SPA Shares and any additional shares issuable on such date total $75,000 in value, based on a 20% discount to the then trading price of our common stock.

On October 9, 2012, we filed a Form S-1 Registration Statement with the SEC covering 16,000,000 shares of our common stock relating to certain “put notices” pursuant to the Investment Agreement and 315,500 of the SPA Shares.

In March 2013, we and the Lender verbally agreed to terminate the Investment Agreement and the Registration Rights agreement and we withdrew the Form S-1 Registration Statement filing.  Due to the termination of the Investment Agreement and the withdrawal of the Registration Statement, we will not be able to raise any funds or sell any securities in connection with the Investment Agreement moving forward.

Additionally, in connection with the purchase of the SPA Shares, on each of August 24, 2012 and November 30, 2012, the Company paid to Kashwise Investments, as its consultant, a cash fee in the amount of $1,125 and 11,719 shares of common stock for advisory services in connection with the Investment Agreement ($2,250 and 23,438 shares of common stock in aggregate).

Ironridge Transaction

On March 6, 2013, pursuant to an order setting forth a stipulated settlement (the “Order” and the “Stipulation”) issued by the Superior Court of the State of California for the County of Los Angeles – Central District (the “Court”), Ironridge Global IV, Ltd. (“Ironridge”), who had previously purchased a total of $1,017,744 in accounts payable and accrued expenses (the “Claim”) owed by us to various parties, was issued shares of our common stock (the “Initial Issuance”) in satisfaction of such accounts payable and accrued expenses, which amount will come off our balance sheet and will significantly improve our liquidity. The accounts payable and accrued expenses represented amounts originally owed by us to various creditors in connection with trade payables, the purchase of property and equipment, prior credit agreements, and attorneys’ fees.

The shares issued in the Initial Issuance are subject to adjustment as provided below:

•
From the date of the Stipulation until that number of consecutive trading days following the issuance date of the shares (the “Issuance Date”) required for the aggregate trading volume of the common stock to exceed $10,000,000 (the “Calculation Period”), Ironridge will retain that number of shares of common stock of the Initial Issuance (the “Final Amount”) with an aggregate value equal to (a) $1,068,631 (105% of the Claim Amount), plus reasonable attorney’s fees and expenses, divided by (b) 80% of the following: the closing price of the common stock on the trading day immediately preceding the date of entry of the Order (which closing price was $0.35 per share), not to exceed the arithmetic average of the individual volume weighted average prices of any five trading days during the Calculation Period, less $0.01 per share (the “Share Price”).

•
If at any time during the Calculation Period the Initial Issuance is less than any reasonable possible Final Amount or a daily volume weighted average price is below 80% of the closing price on the day before the Issuance Date, Ironridge may request that the Company reserve and issue additional shares of common stock (the “True-Up Shares”) as soon as possible, and in any event, within one trading day. For each day after Ironridge requests issuance that shares are not, for any reason, received into Ironridge’s account in electronic form and fully cleared for trading, the Calculation Period shall be extended by one trading day.

•
At the end of the Calculation Period, if the sum of the Initial Issuance shares and any True-Up Shares does not equal the Final Amount, adjustments shall be made to the shares of common stock issued pursuant to the Stipulation and either additional shares shall be issued to Ironridge or Ironridge shall return shares to the Company for cancellation.

The Stipulation provides that at no time shall shares of common stock be issued to Ironridge and its affiliates which would result in them owning or controlling more than 9.99% of the Company’s outstanding common stock.  We also agreed pursuant to the Stipulation that (a) until at least one half of the total trading volume for the Calculation Period has traded, we would not, directly or indirectly, enter into or effect any split or reverse split of our common stock; (b) until at least thirty days from the date the Order is approved, we would not, directly or indirectly, issue any securities pursuant to a Form S-8 registration statement; and (c) until at least six months from the date the Order is approved, we would not, directly or indirectly, issue or sell any free trading securities for financing purposes (except for shares issuable to TCA Global Credit Master Fund, LP).

The result of the Order and Stipulation is that a total of $1,017,744 in accounts payable and accrued expenses owed by us to various parties, which was purchased by Ironridge will be satisfied by the issuance of shares of our common stock as provided above, will come off our balance sheet and will significantly improve our liquidity.

AVAILABLE INFORMATION

We are subject to the information and reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under which we file periodic reports, proxy and information statements and other information with the United States Securities and Exchange Commission, or SEC. Copies of the reports, proxy statements and other information may be examined without charge at the Public Reference Room of the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549, or on the Internet at http://www.sec.gov. Copies of all or a portion of such materials can be obtained from the Public Reference Room of the SEC upon payment of prescribed fees. Please call the SEC at 1-800-SEC-0330 for further information about the Public Reference Room.

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

The Company incurred a net loss of $4,017,953 for the year ended January 31, 2013, and has an accumulated deficit since inception of $7,058,818. In addition, the Company has a history of losses and has only recently begun to generate revenue as part of its principal operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The operations of the Company have primarily been funded by the issuance of its common stock. The Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to sell its products directly to end-users and through distributors, establish profitable operations through increased sales and decreased expenses, and obtain additional funds when needed. There can be no assurance that the Company will be able to increase sales or reduce expenses to a level necessary to meet its current obligations or continue as a going concern. As a result, the opinion the Company received from its independent registered public accounting firm on its January 31, 2013 financial statements contains an explanatory paragraph stating that there is a substantial doubt regarding the Company’s ability to continue as a going concern. If we become unable to continue as a going concern, we may have to liquidate our assets, and may realize significantly less than the values at which they are carried on our financial statements, and stockholders may lose all or part of their investment in our common stock. The accompanying financial statements do not contain any adjustments for this uncertainty.

Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through the issuance of additional shares of our common stock.

Wherever possible, our Board of Directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock or where shares are to be issued to our officers, directors and applicable consultants, free trading shares pursuant to our Form S-8 registration statement. Our Board of Directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares of common stock. In addition, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of the Company because the shares may be issued to parties or entities committed to supporting existing management.

We rely upon key personnel and if they leave us, our business plan and results of operations could be adversely affected.

We rely heavily on our Chief Executive Officer, Brent Toevs, our President, Chief Operating Officer, Secretary and Treasurer, Anh Tran, and the Chairman of our Board of Directors, Rohan Marley, for our success. Their experience and input create the foundation for our business and are responsible for the directorship and control over our activities. Moving forward, should we lose the services of these individuals for any reason, we will incur costs associated with recruiting a replacement and delays in our operations. If we are unable to replace such principal with another suitably trained individual or individuals, we may be forced to scale back or curtail our business plan and activities. As a result of this, your investment in us could become devalued or worthless. We currently have an aggregate of $1 million in Directors’ and Officers’ liability insurance in place covering our officers and directors.

We rely on our License Agreement with Fifty-Six Hope Road Music Limited, our Roasting Agreement with Canterbury, the NCS&V Agreement and various other agreements and understandings for our operations and revenues.

As described above under “Item 1. Business” – “Current Business Operations”, (a) on September 13, 2012, the Company entered into a license agreement with an effective date of August 7, 2012 with Fifty-Six Hope Road Music Limited, pursuant to which Fifty-Six Hope Road granted the Company a worldwide, exclusive, non-transferable license to utilize the “Marley Coffee” Trademarks in connection with Licensed Products; (b) in January 2012, we and Canterbury entered into the Roasting Agreement; and (c) on April 25, 2011, we entered into an Exclusive Sales and Marketing Agreement with NCS&V.  We also have numerous informal sale arrangements and distribution understandings, not documented by definitive agreements, in place with several coffee distributors, beverage services and retailers.

We anticipate generating revenue moving forward solely as a result of the sale of coffee bearing the Trademarks, which we source primarily under our Roasting Agreement with Canterbury and our agreement with European Roasterie, Inc. and which we distribute primarily through the NCSV Agreement and through other various distribution understandings. As a result, if the RSHR License Agreement was to be terminated, the Roasting Agreement, or the NCSV Agreement were to be terminated or not renewed, or to a lesser extent, if our various informal sale arrangements were to be terminated, our operations could be adversely effected, our revenues (if any), could be adversely affected and we could be forced to curtail or abandon our operations, causing any investment in the Company to decline in value or become worthless.

FSHR can terminate the FSHR License Agreement under certain circumstances.

Pursuant to the terms and conditions of the FSHR License Agreement, FSHR can terminate that agreement under certain circumstances, subject where applicable and as described in the agreement, our right to cure such breaches and other events, including: if we manufacture and sell inferior quality products using the Trademarks; we breach the FSHR License Agreement; we are deemed to have performed gross negligence or wanton misconduct under the FSHR License Agreement; we enter into bankruptcy proceedings; or the Securities and Exchange Commission or any similar government agency in any country, territory or possession makes any negative or unlawful finding regarding our activities.  The termination of the FSHR License Agreement would have a material adverse effect on our results of operations and assets, could force us to scale back and/or abandon our business operations and could cause the value of our common stock to decline in value or become worthless.

Our revenues are significantly dependent on sales to a small number of customers and if we lose those customers our revenues will be adversely affected.

A significant portion of our revenue is derived from a limited number of customers. The loss of one or more of our significant customers would have a material impact on our revenues and results of operations.

During the year ended January 31, 2013, of the customers that provided 10 percent or more of our revenue, four provided about 74% of the sales revenue and during the year ended January 31, 2012, two provided about 83% of the sales revenue.  As such, if we were to lose any of our significant customers and were unable to replace such customer with an equally sized replacement, our revenues and results of operations would be materially adversely affected.

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

The adjustable number of shares of common stock we are required to issue Ironridge pursuant to the Stipulation could require us to issue a substantially greater number of shares, which may adversely affect the market price of our common stock and cause dilution to our existing stockholders.

Pursuant to the terms of the Order and the Stipulation (described above under “Item 1. Business” – “Funding and Financing Agreements” – “Ironridge Transaction”), the Company was required to issue and deliver to Ironridge certain shares of the Company’s common stock, in settlement of the Claim which shares are subject to adjustment as described above.  The issuance of additional shares to Ironridge could cause immediate and substantial dilution to our existing shareholders and adversely affect the trading price of our common stock. Additionally, we believe that Ironridge may be selling the shares they were issued by the Company during the Calculation Period, which could reduce the trading price of our common stock and affect the number of shares they are ultimately able to receive as a result of such transaction.

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

Coffee costs have been very volatile over the last several years and increases in the cost of high-quality coffee beans could impact the profitability of our business.

In the past several years, we have experienced a dramatic increase in the price volatility of Arabica coffee traded on the New York Board of Trade. While we do not purchase coffee on the commodity markets, price movements in the commodity trading of Arabica coffee beans impact the prices we pay. We expect the coffee commodity market to continue to be challenging as it continues to be influenced by worldwide supply and demand, the relative strength of the United States Dollar and speculative trading. Coffee prices can also be affected by multiple factors in the producing countries, including weather, natural disasters, political and economic conditions, export quotas or similar factors.

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

In addition to the increase in coffee costs discussed above, we are exposed to cost fluctuation in other commodities, including milk and fuel. For example, an increase in the cost of fuel could indirectly lead to higher electricity costs, transportation costs and other commodity costs. An increase in the cost of milk or other products, including sugar and other sweeteners, which coffee drinkers use to flavor and season their coffee could also lead to a decrease in the demand for our products.  Much like coffee costs, the costs of these commodities depend on various factors beyond our control, including economic and political conditions, foreign currency fluctuations and global weather patterns. To the extent that we are unable to pass along such costs to our customers through price increases, our margins and profitability will decrease.

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

Failure to comply with applicable laws and regulations could harm our business and financial results.

Our policies and procedures are designed to comply with all applicable laws, accounting and reporting requirements, tax rules and other regulations and requirements, including those imposed by the SEC, NASDAQ, and foreign countries, as well as applicable trade, labor, healthcare, privacy, food, anti-bribery and corruption and merchandise laws. The complexity of the regulatory environment in which we operate and the related cost of compliance are both increasing due to additional or changing legal and regulatory requirements, our ongoing expansion into new markets and new channels, together with the fact that foreign laws occasionally conflict with domestic laws. In addition to potential damage to our reputation and brand, failure to comply with the various laws and regulations as well as changes in laws and regulations or the manner in which they are interpreted or applied, may result in civil and criminal liability, damages, fines and penalties, increased cost of regulatory compliance and restatements of our financial statements. Future laws or regulations (or the cost of complying with such laws, regulations or requirements) could also adversely affect our business and results of operations.

Adverse changes in global and domestic economic conditions or a worsening of the United States economy could materially adversely affect us.

Our sales and performance depend significantly on consumer confidence and discretionary spending, which are still under pressure from United States and global economic conditions.  A worsening of the economic downturn and decrease in consumer spending may adversely impact our sales, ability to market our products, build customer loyalty, or otherwise implement our business strategy and further diversify the geographical concentration of our operations.  For example, we are highly dependent on consumer demand for specialty coffee and a shift in consumer demand away from specialty coffee due to economic or other consumer preferences would harm our business.  Keurig®, Bunn® and other coffee brewer sales may also decline as a result of the economic environment, which would in turn hurt our sales of products designed specifically for those brewing machines.

We believe that our future success will depend in part on our ability to obtain and maintain protection of our intellectual property and brand names.

Our success will depend in part on our ability to maintain and enforce the Trademarks we license through the FSHR License Agreement (described above) and additional trademarks and service marks we may obtain in the future (together with the Trademarks, the “Marks”) registered by the Company. In the future, competitors or other third parties could claim that the Marks infringe on their rights, which could force us to defend infringement actions or challenge the validity of the third parties’ trademarks in court. Furthermore, we may have to take action, file lawsuits and expend significant resources in the future to protect the Marks and stop other parties from infringing on the use of such Marks and we cannot assure you that we will have sufficient resources to pursue such litigation or actions. Any expenses we are forced to expend in defending our Marks or stopping third parties from infringing on such Marks will decrease the amount of working capital we have available for our business activities and could cause us to curtail or abandon our operations.

We may be subject to material impact on our liquidity as a result of the restrictive covenants in the Stipulation with Ironridge.

In connection with the Stipulation we entered into with Ironridge (as described in greater detail above under “Part 1” – “Item 1. Business” – “Funding and Financing Agreements” – “Ironridge Transaction”) we agreed that (a) until at least one half of the total trading volume for the Calculation Period has traded, we would not, directly or indirectly, enter into or effect any split or reverse split of our common stock; and (b) until at least six months from the date the Order is approved (September 6, 2013), we would not, directly or indirectly, issue or sell any free trading securities for financing purposes.  The restrictions we are required to comply with in connection with the Ironridge transaction may make it harder for us to raise funds, which could affect our liquidity, prohibit our ability to grow our operations and prevent us from completing our business plan as currently contemplated.

There is currently a volatile, sporadic and illiquid market for our common stock.

Our securities are currently quoted on the OTCQB under the symbol “JAMN,” however, we currently have a volatile, sporadic and illiquid market for our common stock, which is subject to wide fluctuations in response to several factors, including, but not limited to:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

As of this filing of this report, we rent a virtual executive suite for our corporate headquarters in Beverly Hills, California. Under the agreement, we are not allocated any specific amount of office space but have access to office and conference room space on an as needed basis. Our monthly rental costs vary based on our actual space and office service usage. Mr. Anh Tran, our president, has personally guaranteed our obligations under the virtual executive suites agreement. If we fail to pay our obligations under the virtual executive suites agreement and Mr. Tran pays such amounts pursuant to his personal guarantee, we will be obligated to repay Mr. Trans for any such amounts paid by him. We believe that our current facilities are sufficient for the current operations of our business and we believe that suitable additional space in various applicable local markets is available to accommodate any needs that may arise.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations. We may become involved in material legal proceedings in the future.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information and Holders

Our common stock has been quoted on the OTCQB market under the symbol “JAMN” since July 23, 2012, when our common stock was delisted from the Over-The-Counter Bulletin Board (the “OTCBB”) due to the fact that no market maker quoted our common stock on the OTCBB for a period of four or more days.  We have not yet determined whether we will relist our common stock on the OTCBB or continue to be quoted on the OTCQB market maintained by the OTC Markets Group Inc.

The following table sets forth the high and low trading prices of one (1) share of our common stock for each fiscal quarter over the past two fiscal years. The quotations provided are for the over the counter market, which reflect interdealer prices without retail mark-up, mark-down or commissions, and may not represent actual transactions. Our common stock trades on a limited, sporadic and volatile basis.

	PRICE RANGES
QUARTER ENDED	HIGH	LOW
Fiscal Year Ended January 31, 2013
January 31, 2013	$0.58	$0.08
October 31, 2012	$0.18	$0.13
July 31, 2012	$0.28	$0.14
April 30, 2012	$0.35	$0.24

Fiscal Year Ended January 31, 2012
January 31, 2012	$0.46	$0.24
October 31, 2011	$1.23	$0.37
July 31, 2011	$6.35	$0.55
April 30, 2011	$2.41	$0.53

Approximate Number of Equity Security Holders

As of April 23, 2013, there were 22 shareholders of record of the common stock. This number does not include stockholders for whom shares were held in “nominee” or “street name”.

Because the Company did not comply with certain Canadian securities filings requirements, the Company’s common stock is not eligible to be traded in British Columbia and is subject to a Cease Trade Order. At this stage in the Company’s development, the Company has determined to invest its resources in other aspects of its business rather than incurring the significant expense to regain compliance with the British Columbia Securities Commission requirements.

Dividends

We have never declared or paid any cash dividends on our common stock, and we do not anticipate paying any dividends on our common stock in the foreseeable future.  We intend to retain all earnings, if any, for the foreseeable future for use in the operation of our business and to fund future growth of our business.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information, as of January 31, 2013, with respect to our compensation plans under which common stock is authorized for issuance. We grant options to officers, directors, employees and consultants under our Equity Compensation Plan. We believe that the exercise price for all of the options set forth below reflects at least 100% of the fair market value on the dates of grant for the options at issue.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (A)	Weighted-average exercise price of outstanding options, warrants and rights (B)	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column A) (C)

Equity compensation plans approved by shareholders	333,333	$0.40	-

Equity compensation plans not approved by shareholders	9,766,667	0.26	20,408,702

Total	10,100,000	$0.26	20,408,702

2011 Equity Compensation Plan

On August 5, 2011, the Board of Directors approved the Company’s 2011 Equity Compensation Plan (the “2011 Plan”). The 2011 Plan authorizes the issuance of various forms of stock-based awards, including incentive or non-qualified options, restricted stock awards, performance shares and other securities as described in greater detail in the 2011 Plan, to the Company’s employees, officers, directors and consultants. A total of 20,000,000 shares are authorized for issuance under the 2011 Plan, which has not been approved by the shareholders of the Company to date, and as of the filing of this report, a total of 15,633,333 shares are available for issuance under the 2011 Plan.

2012 Equity Incentive Plan

On October 14, 2012, the Board of Directors approved the Company’s 2012 Equity Incentive Plan (the “2012 Plan”). The 2012 Plan authorizes the issuance of various forms of stock-based awards, including incentive or non-qualified options, restricted stock awards, restricted units, stock appreciation rights, performance shares and other securities as described in greater detail in the 2012 Plan, to the Company’s employees, officers, directors and consultants. A total of 12,000,000 shares are authorized for issuance under the 2012 Plan, which has not been approved by the shareholders of the Company to date, and as of the filing of this report, a total of 4,775,369 shares are available for issuance under the 2012 Plan.

Recent Sales of Unregistered Securities

As described in greater detail above under “Part 1” – “Item 1. Business” – “Funding and Financing Agreements” – “Investment and Securities Purchase Agreements”, on August 1, 2012, we entered into a Securities Purchase Agreement with the Lender pursuant to which the Lender purchased 625,000 shares of our common stock at a purchase price of $0.12 per share and an aggregate purchase price of $75,000 (the “SPA Shares”), which purchase was affected in two separate closings (one on August 1, 2012 and one on or around November 30, 2012).

Additionally, in connection with the purchase of the SPA Shares, on each of August 24, 2012 and November 30, 2012, the Company paid to Kashwise Investments, as its consultant, a cash fee in the amount of $1,125 and 11,719 shares of common stock for advisory services in connection with the Investment Agreement ($2,250 and 23,438 shares of common stock in aggregate).

The Company claims an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Act”) for these issuances, because, among other things, the transactions did not involve a public offering, each investor was an accredited investor, each investor had access to information about the Company and their investment, each investor took the respective security for investment and not resale and the Company took appropriate measures to restrict the transfer of the securities. None of these securities may be re-offered or resold absent either registration under the Act or the availability of an exemption from the registration requirement.

As described in greater detail above under “Part 1” – “Item 1. Business” – “Funding and Financing Agreements” – “Ironridge Transaction”, on March 7, 2013, we issued certain shares of common stock to Ironridge in connection with the Order and Stipulation, which are subject to adjustment as discussed above.

The Company claims an exemption from registration provided by Section 3(a)(10) of the Act for the issuance of the shares of the Company’s common stock issued to Ironridge in connection with the Initial Issuance, as the issuance of securities was in exchange for bona fide outstanding claims, where the terms and conditions of such issuance were approved by a court after a hearing upon the fairness of such terms and conditions.

In May 2013, TCA Global Credit Master Fund LP, cancelled 588,235 shares of our common stock in connection with the termination of our prior Credit Agreement with TCA.

In May 2013, we issued 30,000 restricted shares of our common stock to a consultant in consideration for investor relations services.

The Company claims an exemption from registration provided by Section 4(2) of the Act for this issuance because, among other things, the transaction did not involve a public offering, the investor had access to information about the Company and its investment, the investor took the security for investment and not resale and the Company took appropriate measures to restrict the transfer of the security. The security may not be re-offered or resold absent either registration under the Act or the availability of an exemption from the registration requirement.

In January 2010, the Company granted options to purchase 333,333 shares of the Company’s common stock to a consultant in consideration for services rendered, which options vested immediately, have a term of five years and an exercise price of $0.40 per share.

The Company claims an exemption from registration provided by Section 4(2) of the Act, because, among other things, the transaction did not involve a public offering, the investor had access to information about the Company as would be required under a Registration Statement under the Act, the investor took the options for investment and not resale and the Company took appropriate measures to restrict the transfer of the securities. None of these securities may be re-offered or resold absent either registration under the Act or the availability of an exemption from the registration requirement.

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

Overview

We are in the business of providing premium roasted coffee through all of our distribution channels, which include, but are not limited to, the service, hospitality, office coffee service and “big box” store markets. We intend to develop a significant market share of the category and achieve a leadership position by capitalizing on the global recognition of the Marley name. Through a licensing agreement with Fifty-Six Hope Road (described above under “Business” – “Current Business Operations”), the Company has the worldwide right to use, and sublicense, the intellectual property rights in and to the late reggae performer, Robert Nesta Marley, professionally known as Bob Marley, including “Marley Coffee”, in connection with (i) the manufacturing, advertising, promotion, sale, offering for sale and distribution of coffee in all its forms and derivations, regardless of portions, sizes or packaging and (ii) coffee roasting services, coffee production services, and coffee sales, supply, distribution and support services, provided that the Company may not open retail coffee houses utilizing the Trademarks.

During the year ended January 31, 2012 (“Fiscal 2012”) we grew from a development stage company to a fully functional organization. We raised $2,525,000 in private placements, which allowed us to hire additional personnel, more effectively market our products and increase our business lines.

During the year ended January 31, 2013 (“Fiscal 2013”), we added two additional revenue channels: Marley Coffee branded vending solutions and Marley Coffee branded Bike Cafés (as described in greater detail above (described above under “Business” – “Current Business Operations”).

Additionally, subsequent to the end of Fiscal 2013, we affected the transaction with Ironridge, described in greater detail above under “Part 1” – “Item 1. Business” – “Funding and Financing Agreements” – “Ironridge Transaction”, pursuant to which $1,017,744 in accounts payable and accrued expenses owed by us to various parties, which was purchased by Ironridge pursuant to the Receivable Purchase Agreement, will be satisfied by the issuance of shares of our common stock, will come off our balance sheet and will significantly improve our liquidity.

Moving forward throughout fiscal 2014, we hope to expand our operations into new markets and into new retail grocery locations, leverage the Trademarks and create additional brand awareness for our products.

Throughout fiscal 2013, the Company issued shares of common stock in consideration to its officers, directors and employees in an effort to maximize its cash on hand and improve liquidity.  The Company has also accrued salaries for several of its officers and employees and will continue accruing such salaries until it has sufficient available funds to pay such salaries. As the Company continues to grow it will need to raise additional cash in order to maintain its growth and fund its operations.  If the Company is unable to access additional capital moving forward, it will hurt our ability to maintain growth and possibly jeopardize our ability to maintain our current operations.

Results of Operations

Comparison of the Years Ended January 31, 2013 and 2012

Sales Revenue. Sales revenues for the years ended January 31, 2013 and 2012 were $1,816,432 and $402,698, respectively, which represents an increase of $1,413,734. Sales revenue increased as a result of the Company's continued maturation from its development stage, the expansion of product lines and verticals and its ability to execute on its business plan.

Cost of Sales. Cost of sales for the years ended January 31, 2013 and 2012 were $1,434,218 and $340,395, respectively, which represents an increase of $1,093,823, a significant increase was attributed to increased compensation and general and administrative expense associated with the overall expansion of our business.  The Company also spent money on acquiring new accounts and managing those accounts.

Compensation and Benefit Expenses. Compensation and benefits for the years ended January 31, 2013 and 2012, were $2,437,786 and $939,317, respectively, which represents an increase of $1,498,469. The increase was a result of stock compensation expenses and executive officer payroll. The increase was mostly non-cash resulting from stock compensation expenses associated with options granted totaling $2,006,193.

Selling and Marketing Expenses. Selling and marketing expenses for the years ended January 31, 2013 and 2012, were $262,230 and $221,888, respectively, which represents an increase of $40,342. The increase was principally the result of marketing expenses related to the ramping up of sales operations and building on new accounts. We anticipate experiencing further increases in marketing expenses throughout 2013 as we continue to expand our customer base and build out the Company brand.

General and Administrative Expenses.   General and administrative expenses for the years ended January 31, 2013 and 2012, were $1,463,511 and $1,369,372, respectively, which represents an increase of $94,139. The increase was principally the result of increased professional fees, payroll and corporate reporting expenses.  General and administrative expense also increased due to increased insurance expense, recruiting expense and increased costs associated with the overall expansion of our business.

Net Loss. We incurred a net loss of $4,017,953 and $2,466,039 for the years ended January 31, 2013 and 2012, respectively. The principal reason for the increased net loss is: (i) sales of the Company’s products have not caught-up with the expenses involved in connection with putting in place the Company’s multichannel distribution and sales plan; (ii) compensation expenses necessary to incentivize management; (iii) selling expenses incurred in connection with raising necessary working capital; and (iv) professional fees, including those necessary to comply with rules and regulations applicable to a U.S. public reporting company. Non-cash payments of common stock included in net loss for the years ended January 31, 2013 and 2012 were $2,006,193 and $939,317, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations primarily through the issuance of our common stock.

The following table presents details of our working capital and cash and cash equivalents:

	January 31, 2013	January 31, 2012	Increase / (Decrease)
Working Capital	$(667,292)	$968,463	$(1,635,755)
Cash	$(0)	$835,878	$(835,878)

At January 31, 2013, we had total assets of $1,447,616 and total liabilities of $1,346,046. Our current sources of liquidity include our existing cash and cash equivalents and cash from operations, provided that we have historically raised funds through the sale of common stock in private placements as well. For the year ended January 31, 2013, although we generated sales of $1,816,432 we had a net loss of $4,017,953. Included in this loss were non-cash payments of common stock totaling $2,006,193.

Total current assets of $678,754 as of January 31, 2013 included restricted cash of $65,382, relating to the TCA Global Master Fund sweep account (discussed in Note 9 of the financials), accounts receivable of $415,721, prepaid expenses of $173,264, and other current assets of $24,387.

We had total assets as of January 31, 2013 of $1,447,616 which included the total current assets of $678,754, $19,705 of property and equipment, net, $705,667 of license agreement, representing the value of the FSHR License Agreement, and $43,490 of deferred financing costs.

We had total liabilities of $1,346,046 as of January 31, 2013, which were solely current liabilities and included $762,663 of accounts payable, $2,258 of accounts payable related party, representing amounts loaned to us by Anh Tran, our President, which amount is unsecured, non-interest bearing and due on demand, $92,586 of accrued expenses, $30,073 of accrued expenses, related party relating to amounts owed to Marley Coffee Canada, Inc., a related party of MCL, $8,931 of  bank overdraft relating to the timing of payments of checks and deposits received, $9,454 of related party note payable, relating to $11,825 owed to MCL in connection with the MCL Termination Agreement and a debit of $2,371 from the timing of payments between Anh Tran and the Company, $320,075 of secured promissory note, representing the $350,000 TCA Global Master Fund note payable net of discount of $29,925, which was purchased by Ironridge and exchanged for the right to receive common stock in March 2013, as described above, and $120,006 in connection with the TCA Global Master Fund conversion feature and facility fee derivative liabilities, which was terminated in connection with the Ironridge transaction.

As of the filing of this report, we believe that our cash position and the revenues we generate will be sufficient to meet our working capital needs for approximately the next twelve months based on the pace of our planned activities. During the next 12 months, we estimate our funding requirements to expand our operations to be approximately $1,200,000. There can be no assurance that any such financing will be available upon terms and conditions acceptable to us, if at all.

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

Additionally in March 2013, we affected the transaction with Ironridge, described in greater detail above under “Part 1” – “Item 1. Business” – “Funding and Financing Agreements” – “Ironridge Transaction”, pursuant to which $1,017,744 in accounts payable and accrued expenses owed by us to various parties, which was purchased by Ironridge pursuant to the Receivable Purchase Agreement, will be satisfied by the issuance of shares of our common stock, will come off our balance sheet and will significantly improve our liquidity.

From time to time, we may attempt to raise capital through either equity or debt offerings. Our capital requirements will depend on many factors, including, among other things, the rate at which our business grows, with corresponding demands for working capital and expansion capacity. We could be required, or may elect, to seek additional funding through public or private equity, debt financing or bank financing. However, a credit facility, or additional funds through public or private equity or other debt financing, may not be available on terms acceptable to us or at all, or that any such financing activity would not be dilutive to our stockholders. Without additional funds and/or increased revenues, we may not expand our business as planned.

Our ability to meet our obligations in the ordinary course of business is dependent upon our ability to sell our products directly to end-users and through distributors, establish profitable operations through increased sales and decreased expenses and obtain additional funds when needed.

There can be no assurance that we will be able to increase sales, reduce expenses or obtain additional financing, if necessary, at a level to meet our current obligations. As a result, the opinion we have received from our independent registered public accounting firm on our January 31, 2013 financial statements contains an explanatory paragraph stating that there is a substantial doubt regarding our ability to continue as a going concern.

Cash Flows

	Years Ended
	January 31, 2013	January 31, 2012
Net cash used in operating activities	$(968,922)	$(1,479,739)
Net cash used in investing activities	$(81,511)	$(11,689)
Net cash provided by financing activities	$214,554	$2,324,839

Operating Activities

Compared to the corresponding period in 2012, net cash used in operating activities decreased by approximately $501,888 for the year ended January 31, 2013. The decrease was primarily due to our net loss of $4,017,953, higher utilization of cash resources for payment of operating liabilities such as accounts payable, pre-paid expenses and other current assets, and other current liabilities. The impact of such decrease was partially offset by an increase of $380,939 in accounts receivable; $2,006,193 of stock compensation expenses; and an increase in accounts payable of $742,436.

Investing Activities

Compared to the corresponding period in fiscal 2012, net cash used in investing activities increased by approximately $69,822 due primarily to the purchase of computer equipment and the investment in restricted cash in connection with  the TCA Global Master Fund sweep account.

Financing Activities

Compared to the corresponding period in fiscal 2012, net cash provided by financing activities decreased by approximately $2,110,285 for the year ended January 31, 2012 primarily because the Company’s capital-raising activities decreased in 2012.

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

Off-Balance Sheet Arrangements

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

Impairment of Long-Lived Assets . Long-lived assets consist of a license agreement that was recorded at the estimated cost to acquire the asset (See Note 2). The license agreement is reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their estimated fair values. Management evaluated the carrying value of the license and determined that no impairment existed at January 31, 2013 or 2012.

Recent Accounting Pronouncements

For the year ended January 31, 2013, there were no accounting standards or interpretations issued that are expected to have a material impact on our financial position, operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and supplementary data, along with reports of independent registered public accounting firms thereon, are presented beginning on page F-1 of this annual report on Form 10-K and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow for timely decisions regarding required disclosure. As required by Rule 15d-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on the foregoing, our principal executive and principal financial officer concluded that our disclosure controls and procedures are not effective to ensure the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed and reported within the time periods specified in the SEC’s rules and forms.

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

Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was not effective as of January 31, 2013.

A material weakness is a deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at January 31, 2013:

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

Management believes that the material weaknesses set forth in items (1) through (4) above did not have an effect on the Company's financial reporting during the year ended January 31, 2013.

We are committed to improving our financial organization. As part of this commitment, moving forward, at such time as we are able to raise additional funding, we plan to hire additional outside accounting personnel and take action to consolidate check writing and financial controls.  Additionally, as soon as funds are available, we plan to make a determination as to whether it is in the Company’s best interest to (1) appoint one or more outside directors to our Board of Directors to be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; (2) create a position to segregate duties consistent with control objectives and will increase our personnel resources; (3) hire independent third parties to provide expert advice; and (4) prepare and implement sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of GAAP and SEC disclosure requirements.

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

ITEM 9B. OTHER INFORMATION.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our executive officers and directors are as follows:

Name	Age	Position
Brent Toevs	47	Chief Executive Officer and Director
Anh Tran	36	President, Chief Operating Officer, Secretary, Treasurer and Director
Rohan Marley	40	Chairman

Biographical information for our officers and directors is set forth below:

Brent Toevs has served as Chief Executive Officer and director of the Company since August 2011. From 2001 to 2011 Mr. Toevs was co-founder and partner of National Coffee Service & Vending (NCSV), a consulting firm providing sales agents and consultants in the office coffee and foodservice industries. NCSV represents and directs sales nationally and regionally for numerous coffee brands. From 1999 to 2001, Mr. Toevs served as the Vice President of Sales for USRefresh Coffee & Vending where he was responsible for OCS sales and marketing in the United States and Canada. From 1996 to 1999, Mr. Toevs held senior positions of increasing responsibility at USRefresh at its headquarters in Ottawa, Ontario. While at USRefresh, Mr. Toevs served as the Vice President of Sales where he oversaw sales, marketing and customer service and established the Canadian division for the parent company and in sales management where he expanded sales and increased sales revenue. As our Chief Executive Officer, Mr. Toevs is directly involved in all aspects of our operations. Mr. Toevs’ extensive experience in corporate business development within the coffee foodservice industry, in addition to executive leadership and management experience, provides valuable insight to the Board of Directors.

Anh Tran has served as President, Chief Operating Officer, Secretary, Treasurer and director of the Company since August 2011. Mr. Tran began working for the Company in February 2010 and served as Chief Executive Officer, President, Principal Financial Officer, Secretary and director of the Company from May 2010 to August 2011.  From January 2005 to February 2010, Mr. Anh served as the chief executive officer of Greencine.com, an online independent movie distribution service.  During his tenure with Greencine.com, Mr. Tran led the company to numerous awards and was one of the first in its field to distribute paid content online.  Prior to that, he was a technology strategy consultant for Arthur Andersen. Mr. Tran was involved with business process reengineering for Fortune 500 technology companies and worked closely with corporate executives to strategically plan for the future. As a consultant for Arthur Andersen, Mr. Tran worked on Siebel Systems’ customer relationship management implementations. Mr. Tran received a fellowship at the prestigious Coro Fellowship Program in San Francisco and holds a B.A. from the University of California at Los Angeles. As our President, Chief Operating Officer, Secretary and Treasurer, Mr. Tran has extensive experience leading start-up companies.  He also has a history working with consumer products and international markets and utilizes those experiences to run the day to day operation of the Company as well as to work to grow the Company on an international level. Mr. Tran’s experience with the Company’s operations and his ability to provide operational insight led the board to conclude that Mr. Tran should serve as a director.

Rohan Marley has served as Chairman of the Board of Directors of the Company since March 2008. Mr. Marley is the son of late reggae artist Bob Marley and is heavily involved in all of the family businesses including Fifty-Six Hope Road Music, Bob Marley Music, Zion Rootswear as well as various land and resort holdings across the globe.  Mr. Marley is also a part owner of and Director of Fifty-Six Hope Road.

From July 2010 to the present, Mr. Marley has served as Chairman of Marley Coffee, Ltd., a limited company formed under the laws of Jamaica in July 2010 with a principal place of business in Kingston, Jamaica.   Marley Coffee is in the business of producing coffee and selling it through various distribution outlets including through Marley Coffee, LLC. Since February 2009, Mr. Marley has served as Co-Manager of MCL, which is in the business of producing coffee and selling it through various distribution outlets. From January 2006 to February 2009, Mr. Marley was an entrepreneur principally engaged in planning and developing the business plan for MCL and the Marley Coffee brand.  Mr. Marley has been in the coffee business since 1999 when he bought a farm in the Blue Mountain region of Jamaica and began his career in the business of organic coffee farming.   In addition, during the past 15 years, Mr. Marley has been deeply involved in Marley family businesses which seek to spread the message of his father, music icon, Bob Marley, through numerous product distribution and co-branding arrangements and other strategic alliances. In 2004, Mr. Marley founded Tuff Gong Clothing, a privately held clothing designer. Mr. Marley believes strongly in giving back to human causes and communities in need.  To help promote happiness and prosperity, Marley Coffee created and continues to support the Kicks For Cause Foundation, a youth soccer program that helps enrich and inspire the lives of underprivileged children. Mr. Marley’s leadership in creating the vision for the Company and his experience helping run his family’s businesses are of great value to the board.

Term of Office

Our directors are elected annually and hold office until our next annual meeting of the shareholders and until their successors are elected and qualified or until removed from office in accordance with our bylaws and state law. Officers will hold their positions at the pleasure of the Board of Directors, absent any employment agreement. Our officers and directors may receive compensation as determined by us from time to time by vote of the Board of Directors. Such compensation might be in the form of stock options. Directors may be reimbursed by the Company for expenses incurred in attending meetings of the Board of Directors. Vacancies in the Board are filled by majority vote of the remaining directors.

Board Leadership Structure

The roles of Chairman and Chief Executive Officer of the Company are currently held separately. Mr. Marley serves as Chairman and Mr. Toevs serves as Chief Executive Officer.  The Board of Directors does not have a policy as to whether the Chairman should be an independent director, an affiliated director, or a member of management.  Our Board believes that the Company’s current leadership structure is appropriate because it effectively allocates authority, responsibility, and oversight between management (the Company’s Chief Executive Officer, Mr. Toevs) and the members of our Board (currently Mr. Marley as Chairman). It does this by giving primary responsibility for the operational leadership and strategic direction of the Company to its Chief Executive Officer, while enabling our Chairman to facilitate our Board’s oversight of management, promote communication between management and our Board, and support our Board’s consideration of key governance matters. The Board believes that its programs for overseeing risk, as described below, would be effective under a variety of leadership frameworks and therefore do not materially affect its choice of structure.

Board of Directors Meetings

The Company had only a limited number of formal meetings of the Board of Directors of the Company during the last fiscal year ending January 31, 2013, and instead took all actions via written consent of the Board of Directors.  Each director attended at least 75% of the total number of meetings of the Board.

Family Relationships

There are no family relationships between any of our directors or executive officers.

Employment Agreements

On August 5, 2011, the Company formalized its employment arrangement with Anh Tran, its President, and the Board approved the contract which is effective as of August 1, 2011 with a term of three years.  The agreement provides for Mr. Tran to receive an annual salary of $120,000, less ordinary withholdings, with a ten percent (10%) annual incremental increase, subject to change from time to time as the Board or a compensation committee of the Board may determine and approve.  Mr. Tran may also receive a cash bonus following the end of each fiscal year upon the satisfaction, as determined by the Board at its sole discretion, of performance objectives as established by the Board on an annual basis.  Mr. Tran is also entitled to receive up to $10,000 per year for contribution, up to the maximum U.S. Federal amount, to his Individual Retirement Account.  In addition to standard benefits, the Company agreed to pay Mr. Tran for the costs of maintaining a home office (equipment, supplies, telecommunication costs) and for a mobile phone and plan.  In the event of termination of Mr. Tran’s employment by the Company without cause or Mr. Tran for good reason (as described in the agreement), the Company agreed to pay Mr. Tran, in addition to all other compensation which he would be due, two months of salary under the agreement as severance pay (or such lesser amount of months then left on the term).  Pursuant to the agreement, Mr. Tran agreed to not compete against the Company for a period of one year following the termination of the agreement and to not solicit employees of the Company for two years following the termination of the agreement.

On August 5, 2011, the Board approved an employment agreement with Brent Toevs, to serve as the Company’s Chief Executive Officer (“CEO”), with a term of three years.  Mr. Toevs shall receive an annual salary of $155,000, less ordinary withholdings, with a ten percent (10%) annual incremental increase, subject to change from time to time as the Board or a compensation committee of the Board may determine and approve.  Mr. Toevs may also receive a cash bonus following the end of each fiscal year upon the satisfaction, as determined by the Board at its sole discretion, of performance objectives as established by the Board on an annual basis.  Mr. Toevs is also entitled to receive up to $10,000 per year for contribution, up to the maximum U.S. Federal amount, to his Individual Retirement Account.  Further, in addition to standard benefits, the Company agreed to compensate Mr. Toevs for annual home office costs (equipment, supplies, telecommunication costs) in the amount of USD$3,600, fees for fiscal year-end tax preparation and personal financial planning/investment advice in the amount of USD$1,000, annual mobile phone and plan expenses in the amount of USD$2,400, and vehicle expenses (combined lease expense, gas and maintenance) in the annual amount of USD$24,000.  In the event of termination of Mr. Toevs’ employment by the Company without cause or Mr. Toevs for good reason (as described in the agreement), the Company agreed to pay Mr. Toevs, in addition to all other compensation which he would be due, six months of salary under the agreement as severance pay (or such lesser amount of months then left on the term), unless such termination is due to a change of control, at which time Mr. Toevs will be due 12 months of salary.  Pursuant to the agreement, Mr. Tran agreed to not compete against the Company for a period of one year following the termination of the agreement and to not solicit employees of the Company for two years following the termination of the agreement.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

•
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

•
been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•
been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•
been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

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

Committees of the Board

Our Company currently does not have nominating, compensation or audit committees or committees performing similar functions, nor does our Company have a written nominating, compensation or audit committee charter. Our directors believe that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by our Board of Directors.

Our Company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The directors believe that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our Company does not currently have any specific or minimum criteria for the election of nominees to the Board of Directors and we do not have any specific process or procedure for evaluating such nominees. The directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our Board of Directors may do so by directing a written request addressed to our President, at the address appearing on the first page of this report.

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

Risk Oversight

Effective risk oversight is an important priority of the directors. Because risks are considered in virtually every business decision, the directors discuss risk throughout the year generally or in connection with specific proposed actions. The directors’ approach to risk oversight includes understanding the critical risks in the Company’s business and strategy, evaluating the Company’s risk management processes, allocating responsibilities for risk oversight, and fostering an appropriate culture of integrity and compliance with legal responsibilities. The directors exercise direct oversight of strategic risks to the Company.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Exchange Act of 1934, as amended (the “Exchange Act”) requires our executive officers and directors and persons who beneficially own more than 10% of our common stock to file reports of their ownership of, and transactions in, our common stock with the SEC and to furnish us with copies of the reports they file. Based solely upon our review of the Section 16(a) filings that have been furnished to us, we believe that all filings required to be made under Section 16(a) during fiscal 2013 and 2012 were timely made, except that:

•
Anh Tran, the Company’s President and director, inadvertently did not timely file: (i) a Form 4 filing relating to various sales and an acquisition of shares of common stock from the Company on December 17, 2012, which Form 4 was subsequently filed on December 21, 2012; (ii) a Form 4 filing relating to various sales and an acquisition of shares of common stock from the Company, which transactions occurred between January 3, 2013 and January 17, 2013, which Form 4 was subsequently filed on January 23, 2013; and (iii) a Form 4 filing relating to various sales and an acquisition of shares of common stock from the Company, which transactions occurred between February 6, 2013 and February 26, 2013, which Form 4 was subsequently filed on March 4, 2013;

•
Brent Toevs, the Company’s Chief Executive Officer and director, inadvertently did not timely file: (i) a Form 3 filing relating to Mr. Toevs’ appointment as a director of and as Chief Executive Officer of the Company, which was required to be filed on August 5, 2011, and was filed on November 21, 2012; (ii) a Form 4 filing relating to various sales and an acquisition of shares of common stock from the Company, which transactions occurred between December 10, 2012 and December 19, 2012, which Form 4 was subsequently filed on December 21, 2012; (iii) a Form 4 filing relating to various sales and an acquisition of shares of common stock from the Company, which transactions occurred between January 11, 2013 and January 17, 2013, which Form 4 was subsequently filed on January 28, 2013; and (iv) a Form 4 filing relating to various sales and an acquisition of shares of common stock from the Company, which transactions occurred between January 30, 2013 and February 26, 2013, which Form 4 was subsequently filed on March 4, 2013;

•
Paola Dooly, the Company’s former director of Sales and a former director, inadvertently did not timely file a Form 3 filing relating to Ms. Dooly’s appointment as the Company’s director of Sales and a director of the Company, which was required to be filed on January 27, 2011, and was filed on May 31, 2011; and

•
Rohan Marley, the Company’s director, inadvertently did not file Form 4’s relating to his acquisition of certain shares of the Company’s common stock on or around January 17, 2013 and February 26, 2013, which Form 4 was filed on May 7, 2013.

ITEM 11. EXECUTIVE COMPENSATION.

Executive Officer Compensation

The following table sets forth certain information concerning compensation earned by or paid to certain persons who we refer to as our “Named Executive Officers” for services provided for the fiscal year ended January 31, 2013. Our Named Executive Officers include persons who (i) served as our principal executive officer or acted in a similar capacity during Fiscal 2013, (ii) were serving at fiscal year-end as our two most highly compensated executive officers, other than the principal executive officer, whose total compensation exceeded $100,000, and (iii) if applicable, up to two additional individuals for whom disclosure would have been provided as a most highly compensated executive officer, but for the fact that the individual was not serving as an executive officer at fiscal year-end.

Summary Compensation Table

Name & Principal Position	Year	Salary	Bonus	Option Awards(1)	Stock Awards(1)	All Other Compensation	Total
Brent R. Toevs	2013	$79,500(2)	$25,000(3)	$192,499(4)	$68,302(2)	$12,188(8)	$377,489
Chief Executive Officer (Principal Executive Officer)	2012	$63,239	$-	$861,211(b)	$-	$-	$924,450

Anh T. Tran	2013	$60,000(5)	$25,000(6)	$384,998(7)	$54,000(5)	$-	$523,998
President, Chief Operating Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)	2012	$80,000	$-	$1,563,448(d)	$-	$-	$1,643,448

Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000. None of our named executive officers received any Non-Equity Incentive Plan Compensation or Nonqualified Deferred Compensation Earnings during the periods presented.

(1)
Represents the aggregate grant/issuance date fair value of awards computed in accordance with FASB ASC Topic 718. See Note 1 to our financial statements included in this annual report on Form 10-K for assumptions underlying the valuation of equity awards. These amounts do not represent the actual amounts paid to or realized by any of the Named Executive Officers during the respective periods.

(2)
A total of $68,302 of the compensation due to Mr. Toevs for the period from July 1, 2012 through January 31, 2013, was paid to Mr. Toevs by way of the issuance to Mr. Toevs of 541,393 shares of common stock, which were valued at between $0.10 and $0.16 per share.

(3)
On January 17, 2013, the Board approved a $25,000 bonus to Mr. Toevs for services provided during fiscal 2013, of which $10,000 was paid through the issuance of 62,500 shares of the Company’s common stock (valued at $0.16 per share) on January 17, 2013 and $15,000 remains accrued and unpaid.

(4)
On August 10, 2011, the Board approved the grant of incentive stock options to Mr. Toevs, to purchase 1,000,000 shares of common stock at an exercise price of USD $0.40 per share, vesting annually in one-third tranches over a three-year period. Effective January 17, 2013, the options to purchase 666,667 shares of the Company’s common stock granted on August 10, 2011, which had not vested as of that date were cancelled, and the Company granted Mr. Toevs options to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.16 per share, which vest at the rate of 1/12th of such options per quarter (beginning March 31, 2013), and with a term of five years.

(5)
A total of $54,000 of the compensation due to Mr. Tran for the period from July 1, 2012 through January 31, 2013, was paid to Mr. Tran by way of the issuance to Mr. Tran of 423,929 shares of common stock, which were valued at between $0.10 and $0.16 per share.

(6)
On January 17, 2013, the Board approved a $25,000 bonus to Mr. Tran for services provided during fiscal 2013, of which $10,000 was paid through the issuance of 62,500 shares of the Company’s common stock (valued at $0.16 per share) on January 17, 2013 and $15,000 remains accrued and unpaid.

(7)
On August 5, 2011, the Board approved the grant of incentive stock options to Mr. Tran, to purchase 2,000,000 shares of common stock at an exercise price of USD $0.40 per share, vesting annually in one-third tranches over a three-year period. Effective January 17, 2013, the options to purchase 1,333,333 shares of the Company’s common stock granted on August 5, 2011, which had not vested as of that date were cancelled, and the Company granted Mr. Tran options to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $0.16 per share, which vest at the rate of 1/12th of such options per quarter (beginning March 31, 2013), and with a term of five years.

(8)	This amount represents the reimbursement of personal expenses incurred on behalf of the business as outlined in Mr. Toev’s employment agreement.

2013 Grants of Plan Based Awards

The following table presents information regarding stock options granted during the fiscal year ended January 31, 2013 pursuant to our Equity Compensation Plan to our Named Executive Officers.

Name	Grant Date	Number of Securities Underlying Options	Exercise Price of Option Awards	Grant Date Fair Value of Options(1)
Brent R. Toevs	01/17/13	1,000,000 (2)	$0.16	$192,499
Anh T. Tran	01/17/13	2,000,000 (2)	$0.16	$384,998

(1)
Amounts in this column represent the aggregate grant date fair value of awards computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. See Note 1 to our financial statements included in this annual report on Form 10-K for assumptions underlying the valuation of equity awards.

(2)	The options vest at the rate of 1/12th of such options per quarter over a three-year period, beginning on March 31, 2013.

2013 Outstanding Equity Awards at Fiscal Year-End

The following table presents information regarding outstanding equity awards at January 31, 2013 for each of the Named Executive Officers.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price	Option Expiration Date
Brent R. Toevs	333,333	-		$0.40	08/10/17
	-	1,000,000	(1)	$0.16	1/17/2018

Anh T. Tran	666,667	-		$0.40	08/05/17
	-	2,000,000	(1)	$0.16	1/17/2018

(1)	The options vest at the rate of 1/12th of such options per quarter over a three-year period, beginning on March 31, 2013.

2013 Director Compensation

The following table presents summary information regarding compensation of the non-employee members of our Board of Directors who served during any part of the fiscal year ended January 31, 2013.

NAME (1)	FEES EARNED OR PAID IN CASH ($)	OPTION AWARDS ($)(1)	STOCK AWARDS ($)(3)	ALL OTHER COMPENSATION ($)	TOTAL ($)

Rohan A. Marley	$27,750 (2)	$384,998 (2)	$27,750 (4)	-	$440,498

(1)
Amounts in this column represent the aggregate grant date fair value of awards computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. See Note 1 to our financial statements included in this annual report on Form 10-K for assumptions underlying the valuation of equity awards.

(2)
As compensation for Board services, Mr. Marley was issued options on January 17, 2013 to purchase 2,000,000 shares of our common stock at an exercise price of $0.16 per share which vest at the rate of 1/12th of such options per quarter over a three-year period, beginning on March 31, 2013.

(3)
Amounts in this column represent the aggregate issuance date fair value of stock awards computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.  See also the narrative description of the options granted to Mr. Marley below.

(4)
A total of $27,750 of the compensation due to Mr. Marley for the period from July 1, 2012 through January 31, 2013, was paid to Mr. Marley by way of the issuance to Mr. Marley of 215,625 shares of common stock, which were valued at between $0.10 and $0.16 per share.

Mr. Rohan Marley serves as Chairman of the Board of the Company.  For his guidance and direction as Chairman of the Board of the Company, he is compensated a fee of $7,500 per month in addition to the grant of the options described below.  A total of $27,750 of the compensation due to Mr. Marley for the period from July 1, 2012 through January 31, 2013, was paid to Mr. Marley by way of the issuance to Mr. Marley of 215,625 shares of common stock, which were valued at between $0.10 and $0.16 per share.

On August 5, 2011, the Board approved the grant of incentive stock options to Mr. Rohan Marley, the Chairman of the Board, to purchase 2,000,000 shares of common stock at an exercise price of USD $0.40 per share, vesting annually in one-third tranches over a three-year period.

Effective January 17, 2013, the options to purchase 1,333,333 shares of the Company’s common stock granted on August 5, 2011, which had not vested as of that date were cancelled, and the Company granted Mr. Marley options to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $0.16 per share, which vest at the rate of 1/12th of such options per quarter (beginning March 31, 2013), and with a term of five years.

Our directors, Mr. Anh Tran and Mr. Brent Toevs, are not compensated for serving on the Board of Directors, other than through the compensation they receive as officers of the Company.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of May 14, 2013, the number and percentage of outstanding shares of our common stock beneficially owned by: (a) each person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (b) each of our directors; (c) the Named Executive Officers; and (d) all current directors and executive officers, as a group. As of May 14, 2013, there were 86,235,122 shares of common stock issued and outstanding.

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

Name and Address of Beneficial Owner(1)	Number of Shares Owned		Percentage of Class
Officers and Directors:
Rohan A. Marley	15,951,072	(2)	18.3%
Anh T. Tran	2,138,851	(3)	2.5%
Brent Toevs	570,524	(4)	* %
All directors and executive officers as a group (3 persons)	18,660,447		21.0%

Beneficial Owners of more than 5%:

Straight Path Capital (5)	6,250,000		7.5%
Ironridge Global IV, Ltd. (6)	(7)		(7)

* Less than 1%.

(1) Unless otherwise indicated in the footnotes, the mailing address of the beneficial owner is c/o Jammin Java Corp., 8200 Wilshire Blvd, Suite 200, Beverly Hills, CA 90211.

(2) Includes 2,000,000 shares held by Marley Coffee, LLC, which shares Mr. Marley is deemed to beneficially own.  Does not include 1,000,000 shares which the Company is required to issue to Marley Coffee, LLC, as of the date of this filing, which shares have not been issued to date.  Also includes options to purchase (a) 666,667 shares of common stock with an exercise price of $0.40 per share and a term expiring on August 5, 2017, and (b) 333,333 shares of common stock with an exercise price of $0.16 per share and a term expiring on January 17, 2018, but not including options to purchase 1,666,667 shares of the Company’s common stock at an exercise price of $0.16 per share and a term expiring on January 17, 2018, which had not vested to Mr. Marley (and were not due to vest within the following 60 days).

(3) Includes options to purchase (a) 666,667 shares of common stock with an exercise price of $0.40 per share and a term expiring on August 5, 2017, and (b) 333,333 shares of common stock with an exercise price of $0.16 per share and a term expiring on January 17, 2018, but not including options to purchase 1,666,667 shares of the Company’s common stock at an exercise price of $0.16 per share and a term expiring on January 17, 2018, which had not vested to Mr. Tran (and were not due to vest within the following 60 days).

(4) Includes options to purchase (a) 333,333 shares of common stock with an exercise price of $0.40 per share and a term expiring on August 10, 2017, and (b) 166,667 shares of common stock with an exercise price of $0.16 per share and a term expiring on January 17, 2018, but not including options to purchase 833,333 shares of the Company’s common stock at an exercise price of $0.16 per share and a term expiring on January 17, 2018, which had not vested to Mr. Toevs (and were not due to vest within the following 60 days).

(5) The mailing address of the beneficial owner is 10 Great George Street, London SW103Ae, England. Raymond Hall is the managing director of Straight Path Capital and has voting and dispositive control over the securities held by it.

(6) Voting and dispositive power with respect to shares of common stock owned by Ironridge Global IV, Ltd. (“IV”) is exercised by Peter Cooper, Director. Each of Ironridge Global Partners, LLC (“IGP”) and IGP’s managing members, Brendan T. O’Neil, Richard H. Kreger, John C. Kirkland and Keith Coulston disclaim beneficial ownership or control of any of the securities owned by IV. Messrs. O’Neil, Kreger and Kirkland are each managing directors of IV, and managing directors, members and 30% beneficial owners of IGP. Mr. Coulston is a director, member and 10% beneficial owner of IGP. IGP is a stockholder and beneficial owner of IV.  The address of the principal business office of IV is Harbour House, Waterfront Drive, Road Town, Tortola, British Virgin Islands VG1110.

(7) On March 6, 2012, IV and the Company settled $1,017,744 in accounts payable purchased by IV, in exchange for shares of common stock. Pursuant to an order approving stipulation for settlement of claims between IV and the Company, IV is entitled to receive that number of shares with an aggregate value equal to the debt amount plus reasonable attorney fees, divided by 80% of the following: the closing price of the Company’s common stock on the date prior to entry of the order, not to exceed the arithmetic average of the volume weighted average prices of any five trading days during a period equal to that number of consecutive trading days following the date of initial receipt of shares required for the aggregate trading volume to exceed $10 million less $0.01 per share, as reported by the Bloomberg Professional service of Bloomberg LP. IV is prohibited from receiving any shares of common stock that would cause it to be deemed to beneficially own more than 9.99% of the Company’s total outstanding shares at any one time. IV received an initial issuance of common shares just under this amount (7,000,000 shares), and may be required to return or be entitled to receive additional shares, based on the calculation summarized above.  However, for so long as IV holds any shares, it is prohibited from, among other actions: (1) voting any shares of the Company’s common stock owned or controlled by them, exercising any dissenter’s rights, executing or soliciting any proxies or seeking to advise or influence any person with respect to any voting securities of the Company; (2) engaging or participating in any actions or plans that relate to or would result in, among other things, (a) acquiring additional securities of the Company, alone or together with any other person, which would result in them collectively beneficially owning or controlling, or being deemed to beneficially own or control, more than 9.99% of the total outstanding common stock or other voting securities of the Company, (b) an extraordinary corporate transaction such as a merger, reorganization or liquidation, (c) a sale or transfer of a material amount of assets, (d) changes in the present Board of Directors or management of the Company, (e) material changes in the capitalization or dividend policy of the Company, (f) any other material change in the Company’s business or corporate structure, (g) actions which may impede the acquisition of control of the Company by any person or entity, (h) causing a class of securities of the Company to be delisted, (i) causing a class of equity securities of the Company to become eligible for termination of registration; or (3) any actions similar to the foregoing.

The information from footnotes (6) and (7) above comes solely from the Schedule 13G, filed by IV with the SEC on March 6, 2013.

Changes in Control

We do not currently have any arrangements which if consummated may result in a change of control of our Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

The following sets forth a summary of transactions since the beginning of the fiscal year of 2012, or any currently proposed transaction, in which the Company was to be a participant and the amount involved exceeded or exceeds $120,000, one percent of the average of the Company’s total assets at the year-end for 2013 and 2012, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

Shane Whittle

Shane Whittle, a manager and equity holder of MCL and a former chief executive officer and director of the Company, made payments from time to time on behalf of the Company or advanced funds to the Company for its operational needs. The Company repaid Mr. Whittle for any remaining outstanding amounts in July 2011.

Nicole Whittle

During the fiscal years ended January 31, 2013 and 2012, the Company paid $71,840 and $66,868 to Nicole Whittle. Ms. Whittle serves as the Company’s Creative Director, for ongoing creative design costs services.  Nicole Whittle is the sister of Shane Whittle, who is a former director and chief executive officer of the Company and who is currently a manager and equity owner of MCL.

Marley Coffee Ltd

During the year ended January 31, 2013, the Company paid $354,512 to Marley Coffee Ltd. ("MC") a producer of Jamaican Blue Mountain coffee that the Company purchases in the normal course of its business. The Company directs these purchases to third-party roasters for fulfillment of sales orders. The Company's Chairman, Rohan Marley, is an owner of approximately 25% of the equity of MC.

Capital Advance by Company President/Shareholder

During the year ended January 31, 2013, Anh Tran, President, advanced the Company money on multiple occasions. Due to the timing of the transactions, there was a balance due from Mr. Tran at January 31, 2013 of $2,371. The advance is unsecured, non-interest bearing and has no specific terms of repayment.

Fifty-Six Hope Road Music Limited

As described above under “Item 1. Business” – “Current Business Operations” – “License Agreement with Fifty-Six Hope Road”, on September 13, 2012 we entered into the FSHR License Agreement, which superseded and replaced our prior trademark license agreement which was in place with MCL, which is owned and controlled by Shane Whittle, our former CEO, and Rohan Marley, our Chairman and a greater than 10% shareholder of us.  Pursuant to the agreement, Fifty-Six Hope Road granted the Company a worldwide, exclusive, non-transferable license to utilize the Trademarks in connection with (i) the manufacturing, advertising, promotion, sale, offering for sale and distribution of coffee in all its forms and derivations, regardless of portions, sizes or packaging (the “Exclusive Licensed Products”) and (ii) coffee roasting services, coffee production services, and coffee sales, supply, distribution and support services, provided that the Company may not open retail coffee houses utilizing the Trademarks.  Rohan Marley, the Company’s Chairman and a greater than 10% shareholder, is a part owner of and Director of Fifty-Six Hope Road.  The Company owed $30,073 to Marley Coffee Canada, Inc., a related party of MCL and FSHR as of January 31, 2013 in connection with the FSHR License Agreement.

Lease Agreement

As of April 23, 2012, we rent a virtual executive suite for our corporate headquarters in Beverly Hills, California. Under the agreement, we are not allocated any specific amount of office space but have access to office and conference room space on an as needed basis. Our monthly rental costs vary based on our actual space and office service usage. Mr. Anh Tran, our president, has personally guaranteed the virtual executive suites agreement. If we fail to pay our obligations under the virtual executive suites agreement and Mr. Tran pays such amounts pursuant to his personal guarantee, we will be obligated to repay Mr. Tran for any such amounts paid by him. The Company paid all monthly rent amounts for its virtual executive suite, which amounts totaled $3,268 during the fiscal year ended January 31, 2013.

Promoters And Certain Control Persons

Brent Toevs

From 2001 to 2011 Mr. Toevs was co-founder and partner of National Coffee Service & Vending (NCS&V), with whom we are party to an Exclusive Sales and Marketing Agreement as described above under “Business” – “Current Business Operations”.

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

Director Independence

Our common stock is quoted for trading on the OTCQB and we are not required to have independent members of our Board of Directors. We do not identify any of our directors as being independent.

We do not currently have a separately designated audit, nominating or compensation committee.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table presents the estimated aggregate fees incurred for services performed during our last two fiscal years, all of which were approved by our Board of Directors.

	Fiscal Year Ended January 31,
	2013	2012
Audit fees(1)	$46,505	$64,048
Audit-related fees(2)	-0-	-0-
Tax fees(3)	29,133	-0-
All other fees	-0-	-0-
Total fees	$75,638	$64,048

(1)	Audit fees include professional services rendered for the audit and/or reviews of our financial statements and in connection with statutory and regulatory filings or engagements.
(2)
Audit-related fees include assurance and related services that were reasonably related to the performance of the audit or review of our financial statements that are not included under footnote (1) above.

(3)	Tax fees include professional services relating to preparation of the annual tax return.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)      1.  Financial Statements

2.  Financial Statement Schedules

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto included in this Form 10-K.

3.  List of Exhibits

The information required by this Section (a)(3) of Item 15 is set forth on the exhibit index that follows the Signature page of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JAMMIN JAVA CORP.

By: /s/ Brent Toevs
Brent Toevs
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2013

By: /s/ Anh Tran
Anh Tran
President, Chief Operating Officer, Secretary and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

Date: May 15, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brent Toevs	Chief Executive Officer	May 15, 2013
Brent Toevs	(Principal Executive Officer)
Director

/s/ Anh Tran	President, Chief Operating Officer,	May 15, 2013
Anh Tran	Secretary and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)
Director

/s/ Rohan Marley	Chairman of the Board of Directors	May 15, 2013
Rohan Marley

Exhibit Index

Exhibit Number	Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form SB-2 filed August 3, 2005)

3.2	Bylaws (incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form SB-2 filed August 3, 2005)

3.3	Certificate of Change Pursuant to NRS 78.209 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K/A filed October 25, 2007)

3.4	Articles of Merger (incorporated by reference to Exhibit 3.1 of the Company’s Current Report onForm8-K filed March 12, 2008)

3.5	Articles of Merger (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed September 17, 2009)

3.6	Certificate of Change Pursuant to NRS 78.209 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed March 4, 2010)

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form SB-2 filed August 3, 2005)

4.2	2011 Equity Compensation Plan (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed August 10, 2011)

4.3	2012 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 of the Company’s Form S-8 Registration Statement filed November 9, 2012)

10.1	Trademark License Agreement, dated as of March 31, 2010, by and between Marley Coffee, LLC and the Company (incorporated by reference to the Company’s Annual Report on Form 10-K filed May 17, 2011)

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

10.13
Grant of Employee Stock Option, dated as of August 5, 2011, from the Company to Rohan Marley(incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed August 10, 2011)

10.14
Grant of Employee Stock Option, dated as of August 10, 2011, from the Company to Brent Toevs (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed August 10, 2011)

10.15**
Roasting and Distribution Agreement, dated as of January 1, 2012, by and between the Company and Canterbury Coffee Corporation, (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed May 14, 2012)

10.16
Credit Agreement, dated as of July 19, 2012, by and between the Company and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 2, 2012)

10.17	Revolving Note ($350,000) issued by the Company to TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed August 2, 2012)

10.18
Security Agreement dated July 29, 2012, by and between the Company and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed August 2, 2012)

10.19
Investment Agreement, dated July 31, 2012, by and between the Company and Fairhills Capital Offshore, Ltd. (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed August 2, 2012)

10.20
Registration Rights Agreement, dated July 31, 2012, by and between the Company and Fairhills Capital Offshore, Ltd. (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed August 2, 2012)

10.21
Securities Purchase Agreement, dated July 31, 2012, by and between the Company and Fairhills Capital Offshore, Ltd. (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed August 2, 2012)

10.22	License Agreement with Fifty-Six Hope Road Music Limited dated September 13, 2012 (incorporated by reference to Exhibit 10.7 of the Company’s Amended Report on Form 10-Q/A, filed on October 4, 2012)

14.1	Code of Business Conduct and Ethics, adopted October 1, 2008 (incorporated by reference to Exhibit 14.1 of the Company’s Annual Report on Form 10-K filed May 17, 2011)

21.1*	List of Subsidiaries

23.1*	Consent of Squar, Milner, Peterson, Miranda & Williamson, LLP

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1****	Certifications of the Principal Executive Officer and the Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

**   The Company has requested confidential treatment of certain portions of this agreement which have been omitted and filed separately with the U.S. Securities and Exchange Commission.

*** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities and Exchange Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

**** Furnished herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Jammin Java Corp. (the “Company”) as of January 31, 2013 and 2012, and the related statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jammin Java Corp as of January 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 under "Basis of Presentation," the Company has incurred operating losses from inception, has an accumulated deficit approximating $7,058,000, and has only recently generated revenues from its principal operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  SQUAR, MILNER, PETERSON, MIRANDA & WILLIAMSON, LLP
Newport Beach, California
May 15, 2013

JAMMIN JAVA CORP.
BALANCE SHEETS

	January 31,	January 31,
	2013	2012
Assets
Current Assets:
Cash	$-	$835,878
Restricted cash	65,382	-
Accounts receivable	415,721	34,782
Prepaid expenses	173,264	144,726
Other current assets	24,387	41,560
Total Current Assets	678,754	1,056,946

Property and equipment, net	19,705	9,903
License agreement	705,667	766,000
Deferred financing costs, net	43,490	-
Total Assets	$1,447,616	$1,832,849

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$762,663	$22,485
Accounts payable - related Party	2,258	-
Accrued expenses	92,586	14,723
Accrued expenses - related party	30,073	-
Bank Overdraft	8,931	-
Notes payable - related party	9,454	51,275
Secured promissory note - net of discount of $29,925 at January 31, 2013	320,075	-
Derivative liability	120,006	-
Total Current Liabilities	1,346,046	88,483

Total Liabilities	1,346,046	88,483

Stockholders' Equity:
Common stock, $.001 par value, 5,112,861,525 shares authorized; 79,373,546 and 76,744,150 shares issued and outstanding, as of January 31, 2013 and January 31, 2012, respectively	79,377	76,744
Additional paid-in-capital	7,081,011	4,708,487
Accumulated deficit	(7,058,818)	(3,040,865)
Total Stockholders' Equity	101,570	1,744,366

Total Liabilities and Stockholders' Equity	$1,447,616	$1,832,849

See accompanying notes to financial statements

JAMMIN JAVA CORP.
STATEMENTS OF OPERATIONS

	Years Ended January 31,
	2013	2012

Revenues	$1,816,432	$402,698

Cost of sales:
Cost of sales products	1,434,218	340,395
Total cost of sales	1,434,218	340,395

Gross profit	$382,214	$62,303

Operating Expenses:
Compensation and benefits	2,437,786	939,317
Selling and marketing	262,230	221,888
General and administrative	1,463,511	1,369,372
Impairment of license	36,000	-
Total operating expenses	4,199,527	2,530,577

Other income (expense):
Other expense	(50,460)	-
Interest income	-	2,474
Interest (expense)	(150,180)	(239)
Total other income (expense)	(200,640)	2,235
Net Loss	$(4,017,953)	$(2,466,039)

Net loss per share:
Basic and diluted loss per share	$(0.05)	$(0.03)

Weighted average common shares outstanding - basic and diluted	77,338,169	74,393,386

See accompanying notes to financial statements

JAMMIN JAVA CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Totals
Balance, January 31, 2011	69,297,650	69,297	1,294,717	(574,826)	789,188

Issuance of common stock for cash	6,426,500	6,427	2,452,573	-	2,459,000
Shares issued as part of license acquisition (Note 2)	1,000,000	1,000	-	-	1,000
Issuance of common stock for services	20,000	20	21,880	-	21,900
Stock based compensation	-	-	939,317	-	939,317
Net loss	-	-	-	(2,466,039)	(2,466,039)
Balance, January 31, 2012	76,744,150	$76,744	$4,708,487	$(3,040,865)	$1,744,366

Issuance of common stock for services	2,629,396	2,633	366,332	-	368,965
Stock based compensation	-	-	2,006,192	-	2,006,192
Net loss	-	-	-	(4,017,953)	(4,017,953)
Balance, January 31, 2013	79,373,546	$79,377	$7,081,011	$(7,058,818)	$101,570

See accompanying notes to financial statements

JAMMIN JAVA CORP.
STATEMENTS OF CASH FLOWS

	Years Ended January 31,
	2013	2012
Cash Flows From Operating Activities:
Net loss	$(4,017,953)	$(2,466,039)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	368,964	21,900
Stock-based compensation	2,006,192	939,317
Depreciation	6,327	2,341
Amortization of license agreement	24,333	-
Amortization of debt discount and deferred financing costs	91,980	56,875
Impairment of license	36,000	-
Changes in:
Accounts receivable	(380,938)	(34,456)
Prepaid expenses and other current assets	16,865	(12,824)
Accounts payable	742,436	13,147
Accrued expenses	7,936	-
Bank Overdraft	8,931	-
Derivative liability	120,006	-
Net cash used in operating activities	(968,921)	(1,479,739)

Cash Flows Used in Investing Activities:
Additions to property and equipment	(16,129)	(11,689)
Changes in restricted cash	(65,382)	-
Net cash used in investing activities	(81,511)	(11,689)

Cash Flows From Financing Activities:
Repayment of notes payable - related party	(44,192)	(74,725)
Repayment/Advances from related parties	2,371	(47,936)
Proceeds from sale of common shares	-	2,460,000
Borrowings on promissory note, net of financing costs	350,000	-
Payment of financing costs	(63,700)	-
Borrowings on short term debt	(29,925)	(12,500)
Net cash provided by financing activities	214,554	2,324,839

Net change in cash	(835,878)	833,411
Cash at beginning of period	835,878	2,467
Cash at end of period	$-	$835,878

Supplemental Cash Flow Information:
Cash paid for interest	$54,103	$103
Cash paid for income taxes	$-	$-

See accompanying notes to the financial statements

JAMMIN JAVA CORP.
NOTES TO FINANCIAL STATEMENTS
January 31, 2013 and 2012

NOTE 1—NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Jammin Java Corp. (the “Company” or “Jammin Java”), operates as a United States (U.S.) based company providing premium roasted coffee on a wholesale level to the grocery, retail, online, service, hospitality, office coffee service and big box store industry. Through the use of our roaster distributor relationships, we have the exclusive right to manufacture and market our coffee lines to gourmet, natural and independent grocery markets in the U.S., Canada, Mexico and the Caribbean and the non-exclusive right worldwide.

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

On February 5, 2008, we incorporated a subsidiary named Marley Coffee Inc. On February 25, 2008, we changed our name from “Global Electronic Recovery Corp.” to “Marley Coffee Inc.” when we merged our subsidiary, Marley Coffee Inc., into our Company. Effective July 13, 2009, we formed and merged our then newly-formed subsidiary, Jammin Java Corp., into our Company and changed our name from “Marley Coffee Inc.” to “Jammin Java Corp.” Our common stock has, since September 17, 2009, been quoted on the Over-the-Counter Bulletin Board (“OTCBB”) or the OTCQB market under the symbol “JAMN.”

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

Summary of Significant Accounting Policies. The summary of our significant accounting policies presented below is designed to assist the reader in understanding our financial statements. Such financial statements and related notes are the representations of our management, who are responsible for their integrity and objectivity. In the opinion of management, these accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) in all material respects, and have been consistently applied in preparing the accompanying financial statements.

Basis of Presentation. These financial statements have been prepared by management assuming that the Company will be able to continue as a going concern and realize its assets and discharge its liabilities in the normal course of business. However, certain conditions noted below currently exist which raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company has incurred a net loss of $4,017,953 and $2,466,039 for the years ended January 31, 2013 and 2012, respectively and has an accumulated deficit of $7,058,818 at January 31, 2013. In addition to the Company’s recent history of losses, the Company has recently begun to generate revenue as part of its principal operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Further, the operations of the Company have primarily been funded by the issuance of common stock and debt.  In order for us to conduct our business for the next twelve months and to continue operations thereafter and be able to discharge our liabilities and commitments in the normal course of business, we must increase sales, reduce operating expenses, and potentially raise additional funds, through either debt and/or equity financing to meet our working capital needs. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may be required to curtail its operations.

If we become unable to continue as a going concern, we may have to liquidate our assets, and might realize significantly less than the values at which our net assets are carried on our financial statements, and stockholders may lose all or part of their investment in our common stock. The accompanying financial statements do not reflect any adjustments related to the outcome of this uncertainty.

Reclassifications. Certain prior year amounts have been reclassified to conform with the current year presentation for comparative purposes.

Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as certain financial statement disclosures. Certain accounting principles require subjective and complex judgments to be used in the preparation of financial statements. Accordingly, a different financial presentation could result depending on the judgments, estimates, or assumptions that are used. Such estimates and assumptions include, but are not specifically limited to, those required in the assessment of the impairment of long-lived assets, the allowance for doubtful accounts, valuation allowances for deferred tax assets, and valuation of our derivatives and financial and equity instruments. While management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from these estimates.

Development Stage. As of the second quarter of fiscal year 2012, the Company was no longer deemed a development stage enterprise because the Company is generating revenue from its planned principal operations and has obtained capital to conduct such operations. Accordingly, the Company no longer presents its results of operations and cash flows from inception.

Fair Value of Financial Instruments. The carrying amount of the Company’s cash, accounts receivables, accounts payables, and accrued expenses approximates their estimated fair values due to the short-term maturities of those financial instruments.

The Company has adopted a single definition of fair value, a framework for measuring fair value, and providing expanded disclosures concerning fair value whereby estimated fair value is the price to be paid for an asset or the amount to settle a liability in an orderly transaction between market participants at the measurement date. Accordingly, fair value is a market-based measurement and not an entity-specific measurement.

The Company utilizes the following hierarchy in fair value measurements:

·	Level 1 – Inputs use quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.
·
Level 2 – Inputs use other inputs that are observable, either directly or indirectly. These inputs include quoted prices for similar assets and liabilities in active markets as well as other inputs such as interest rates and yield curves that are observable at commonly quoted intervals.

·	Level 3 – Inputs are unobservable inputs, including inputs that are available in situations where there is little, if any, market activity for the related asset or liability.

Cash and Cash Equivalents. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. At January 31, 2013, the Company has no cash equivalents. During the year, the Company invested  funds in money market accounts  with an average market yield of 0.05%.

Restricted Cash.  Cash held by the Company which pursuant to certain debt agreements is not available for general operating purposes is classified as restricted cash. Restricted cash at January 31, 2013 totaled approximately $65,000.

Concentrations of Credit Risk. Our cash and cash equivalents are principally on deposit in a non-insured short-term asset management account at a large financial institution. Accounts receivable potentially subject us to concentrations of credit risk. Currently, our customer base is comprised of a few number of customers (see Note 10). We generally do not require collateral for accounts receivable. When required, we maintain allowances for credit losses, and to date such losses have been within management’s expectations. Once a specific account receivable has been reserved for as potentially uncollectible, our policy is to continue to pursue collections for a period of up to one year prior to recording a receivable write-off.

Revenue Recognition. Revenue is derived from the sale of coffee products and is recognized on a gross basis upon shipment to the customer. All revenue is recognized when (i) persuasive evidence of an arrangement exists; (ii) the service or sale is completed; (iii) the price is fixed or determinable; and (iv) the ability to collect is reasonably assured.

The Company utilizes third parties for the production and fulfillment of orders placed by customers. The Company, acting as principal, takes title to the product and assumes the risks of ownership; namely, the risks of loss for collection, delivery and returns.

Allowance for Doubtful Accounts.  The Company does not require collateral from its customers with respect to accounts receivable. The Company determines any required allowance by considering a number of factors, including the terms for each customer, and the length of time accounts receivable are outstanding. Management provides an allowance for accounts receivable whenever it is evident that they become uncollectible. The Company has determined that no allowance for doubtful accounts was required at January 31, 2013 and 2012.   Because our accounts receivable are concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse effect on the collectability of our accounts receivable and our future operating results.

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

Our property and equipment is summarized as follows:

	January 31, 2013	January 31, 2012

Equipment	$13,400	$-
Computers	14,418	11,689
	27,818	11,689

Less Accumulated depreciation	8,113	1,786
	$19,705	$9,903

Depreciation expense was $6,327 and $2,341 for the years ended January 31, 2013 and 2012 respectively.

Impairment of Long-Lived Assets. Long-lived assets consist of a license agreement that was recorded at the estimated cost to acquire the asset (See Note 2). The license agreement is reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their estimated fair values. Management evaluated the carrying value of the license and determined that no impairment existed at January 31, 2013 or 2012.

Stock-Based Compensation.   Pursuant to the provisions of FASB ASC 718-10, “Compensation – Stock Compensation,” which establishes accounting for equity instruments exchanged for employee service, management utilizies the Black-Scholes option pricing model to estimate the fair value of employee stock option awards at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected life. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation. These assumptions are subjective and generally require significant analysis and judgment to develop. When estimating fair value, some of the assumptions will be based on, or determined from, external data and other assumptions may be derived from our historical experience with stock-based payment arrangements. The appropriate weight to place on historical experience is a matter of judgment, based on relevant facts and circumstances.

Common stock issued for services to non-employees is recorded based on the value of the services or the value of the common stock whichever is more clearly determinable. Whenever the value of the services is not determinable, the measurement date occurs generally at the date of issuance of the stock. In more limited cases, it occurs when a commitment for performance has been reached with the counterparty and nonperformance is subject to significant disincentives.  If the total value of stock issued exceeds the par value, the value in excess of the par value is added to the additional paid-in-capital.
We estimate volatility of our publicly-listed common stock by considering historical stock volatility.

Income Taxes. The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification No 740, Income Taxes .

The Company records deferred tax assets and liabilities based on the differences between the financial statement and tax bases of assets and liabilities and on net operating loss carry forwards using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized.

Earnings or Loss Per Common Share. Basic earnings per common share equal net earnings or loss divided by the weighted average of shares outstanding during the reporting period. Diluted earnings per share include the impact on dilution from all contingently issuable shares, including options, warrants and convertible securities. The common stock equivalents from contingent shares are determined by the treasury stock method. The Company incurred a net loss for the years ended January 31, 2013 and 2012 respectively and therefore, basic and diluted earnings per share for those periods are the same because all potential common equivalent shares would be anti-dilutive.  Anti-dilutive shares include 400,000 options for fiscal year 2013 and 100,000 options for the fiscal year ended 2012.

Recently Issued Accounting Pronouncements. Accounting standards that have been issued by the FASB or other standards setting bodies that do not require adoption until a future date are being evaluated by the Company to determine whether adoption will have a material impact on the Company’s financial statements.

Subsequent Events. Management has evaluated events subsequent to January 31, 2013 through the date the accompanying consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events that may require adjustment of and/or disclosure in such financial statements.

NOTE 2 – LICENSE AGREEMENTS

On March 31, 2010, the Company obtained a sub-license agreement (the “Agreement”) with MCL, a private limited liability company of which Rohan Marley, a Director of the Company, and his family have a combined controlling interest as more fully described below.

2010 MCL Trademark License Agreement

Fifty-Six Hope Road Music Limited, a Bahamas international business company (“Fifty-Six Hope Road”) owns and controls the intellectual property rights, including the “Marley Coffee” trademarks relating to the late reggae performer, Robert Nesta Marley, professionally known as Bob Marley (the “Trademarks”). On March 31, 2010, Fifty-Six Hope Road and Marley Coffee, LLC, a private limited company (“MCL”) entered into an agreement which granted to MCL the exclusive, oral, terminable license to use the Trademarks and granted to the Company an exclusive, terminable, sublicense to use the Trademark.

On March 31, 2010, MCL entered into the Agreement with the Company, effective March 30, 2010, pursuant to which it sublicensed the use of the Trademarks to the Company (the “MCL Trademarks License Agreement”). Rohan Marley, a director of the Company, also serves as the managing member of MCL and is the beneficial owner of one-third of MCL’s membership interests.

The consideration for the MCL Trademarks License Agreement was as follows:

(1)	The Company entered into an Asset Purchase Agreement to sell all its interests in its Branding Development and Business Plan Development to MCL;

(2)	The Company assigned the Farm Lease Agreement that it had previously entered into with Rohan Marley relating to farm land located in Jamaica and all of the related leasehold improvements to MCL; and

(3)	The Company agreed to issue to MCL 10 million shares of the Company’s common stock as follows:

•	1 million shares upon the execution of the MCL Trademark License Agreement on March 31, 2010; and;

•	1 million shares on each anniversary of the execution of the MCL Trademark License Agreement for the following nine years through March 31, 2019.

In accordance with FASB ASC 505-25- “Share-Based payments to Non Employees,” management recorded the transaction based on the estimated fair value of the perpetual license at the measurement date of March 31, 2010 totaling $766,000, (the date when the Trademarks and its underlying rights were granted to the Company and when MCL’s performance was completed).

On August 5, 2011, the parties expanded the scope of the MCL Trademarks License Agreement in favor of the Company by an amendment in consideration for the Company assuming $126,000 in additional obligations of MCL. As part of the Agreement, the Company had issued 2,000,000 shares of its common stock.

On September 13, 2012, the MCL Agreement was replaced and superseded with the 2012 Trademarks License Agreement with Fifty-Six Hope Road more fully described below. The MCL Termination Agreement provided that all of the Company’s obligations under the MCL Agreement were terminated except for the Company’s obligations to: (i) issue to MCL the 1 million shares of its common stock which were due to MCL on March 31, 2012 (which obligation has since been forgiven); and (ii) repay its remaining outstanding debt obligation $19,715 in monthly installments, the final installment paid in February 2013.

2012 Trademarks License Agreement

On September 13, 2012, the Company entered into a new trademark license agreement with Fifty-Six Hope Road which superseded and replaced the MCL Trademarks License Agreement (the “2012 Trademarks License Agreement”), with an effective date of August 7, 2012. Pursuant to the 2012 Trademarks License Agreement, Fifty-Six Hope Road granted to the Company a worldwide, exclusive, non-transferable license to utilize the Trademarks in connection with (i) the manufacturing, advertising, promotion, sale, offering for sale and distribution of coffee in all its forms and derivations, regardless of portions sizes or packaging (the “Exclusive Licensed Products”) and (ii) coffee roasting services, coffee production services and coffee sales, supply, distribution and support services, provided however that the Company may not open retail coffee houses under the Trademarks. In addition, Fifty Six Hope Road granted the Company the right to use the Trademarks on advertising and promotional materials that pertain solely to the sale of coffee cups, coffee mugs, coffee glasses, saucers, milk steamers, machines for brewing coffee, espresso and/or cappuccino, grinders, water treatment products, tea products, chocolate products, and ready-to-use (instant) coffee products (the “Non-Exclusive Licensed Products”, and together with the Exclusive Licensed Products, the “Licensed Products”). The Licensed Products may be sold by the Company pursuant to the 2012 Trademarks License Agreement through all channels of distribution, provided that, subject to certain exceptions, the Company cannot sell the Licensed Products by direct marketing methods (other than the Company’s website), including television, infomercials or direct mail without the prior written consent of Fifty-Six Hope Road.  The 2012 Trademarks Lincense Agreement has a 15 year term and provides two renewal periods of 15 years at the discretion of the Company.  In return, the Company agreed to pay royalties to Fifty-Six Hope Road in an amount equal to 3% of the net sales of all Licensed Products. In addition, such royalty payments are to be deferred during the first 20 months of the term of the 2012 Trademarks License Agreement, and such deferred payments shall be paid on a quarterly-basis thereafter. At January 31, 2013, $30,073 has been accrued for such royalty fees and is included in Accrued expenses – related party in the Balance Sheet.

In connection with the termination and replacement, the Company recorded an impairment of license agreement assets totaling $36,000 and amortization expense totaling $24,333 for the year ended January 31, 2013. License agreement, net consists of the following:

	January 31,
	2013	2012
License Agreement	$730,000	$766,000
Accumulated amortization	(24,333)	-
License Agreement, net	$705,667	$766,000

The amortization period is fifteen years. Amortization expense consists of the following:
	Years Ended January 31,
	2013	2012
License Agreement	$(24,333)	$-
Total License Agreement Amortization Expense	$(24,333)	$-

As of January 31, 2013, the remaining useful life of the Company's license agreement was approximately 14.5 years. The following table shows the estimated amortization expense for such assets for each of the five succeeding fiscal years and thereafter.

Years Ending January 31,
2014	$48,667
2015	48,667
2016	48,667
2017	48,667
2018	48,667
Thereafter	462,332
Total	$705,667

NOTE 3 – RELATED PARTY TRANSACTIONS

Transactions with Marley Coffee Ltd

During the year ended January 31, 2013, the Company paid $354,512 to Marley Coffee Ltd. ("MC") a producer of Jamaican Blue Mountain coffee that the Company purchases in the normal course of its business. The Company directs these purchases to third-party roasters for fulfillment of sales orders. The Company's Chairman, Rohan Marley, is an owner of approximately 25% of the equity of MC.

Transactions with Nicole Whittle

During the year ended January 31, 2013, the Company paid $71,840 to Nicole Whittle. Ms. Whittle serves as the Company’s Creative Director, for ongoing creative design costs services.  Nicole Whittle is the sister of Shane Whittle who is a former director and chief executive officer of the Company and who is currently a manager and equity owner of MCL.

Capital Advance by Company President/Shareholder

During the year ended January 31, 2013, Anh Tran, President of the Company, advanced the Company funds to supplement working capital totaling a balance due to Mr. Tran at January 31, 2013 of $2,371. The advances are unsecured, non-interest bearing and due on demand.

NOTE 4 – STOCKHOLDER’S EQUITY

Common Stock

Holders of common stock are entitled to one vote for each share held. There are no restrictions that limit the Company's ability to pay dividends on its common stock. The Company has not declared any dividends since incorporation.

As of January 31, 2013, the Company had 5,112,861,525 common shares authorized of its $0.001 par value common stock.

During the year ended January 31, 2013, the Company issued the following shares of $0.001 par value common stock in exchange for services:

•1,236,673 shares in exchange for services from three vendors providing finance related services valued at $176,126.
•215,625 shares in exchange for service with a director of the Company valued at $27,750. •1,177,098 shares in exchange for service with three executives/employees valued at $165,089.

NOTE 5 – STOCK BASED COMPENSATION

On October 14, 2012, the Board approved the 2012 Equity Compensation Plan (the “2012 Equity Compensation Plan”). The Equity Compensation Plan authorizes the issuance of a variety of awards, including options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and stock awards. The 2012 Equity Compensation Plan provides that no more than 12 million shares of the Company’s common stock may be issued pursuant to awards under the 2012 Equity Compensation Plan. On November 13, 2012, the Company registered the shares of common stock under the 2012 Equity Compensation Plan on a registration statement on Form S-8 filed with the Securities and Exchange Commission. Awards under the 2012 Equity Compensation Plan may be made to employees, directors and consultants of the Company. As of January 31, 2013, 1,392,723 shares of common stock and 5,400,000 options are outstanding under the 2012 Equity Compensation Plan.

Activity in options during the year ended January 31, 2013 and related balances outstanding as of that date are set forth below:
			Weighted Average
	Number of	Weighted Average	Remaining Contract
	Shares	Exercise Price	Term (# years)
Outstanding at February 1, 2011	-	$-
Granted	7,200,000	0.40
Exercised	-	-
Forfeited and canceled	-	-
Outstanding at January 31, 2012	7,200,000	$0.40	5.50
Exercisable at January 31, 2012	100,000	$0.26	5.90

Outstanding at February 1, 2012	7,200,000	$0.40
Granted	6,233,333	0.18
Exercised	-	-
Forfeited and canceled	(4,033,333)	0.38
Outstanding at January 31, 2013	9,400,000	$0.26	4.79
Exercisable at January 31, 2013	400,000	$0.16	4.96

During the years ended January 31, 2013 and 2012, the Company recognized share-based compensation expenses totaling $2,006,193 and $939,317, respectively. The remaining amount of unamortized stock options expense at January 31, 2013 is $2,824,233.

The intrinsic value of exercisable and outstanding but non-exercisable options at January 31, 2013 was $540,000.

The grant date fair value of stock options was $1,228,939 and $5,602,467 for the fiscal years ended January 31, 2013 and 2012, respectively.

NOTE 6 - INCOME TAXES

The provision for refundable income taxes consists of the following:

	January 31,	January 31,
	2013	2012
Federal income tax benefit	$1,232,000	$764,000
State income tax benefit	352,000	222,000
Less change in valuation allowance	(1,584,000)	(986,000)
Net refundable amount	$-	$-

The cumulative tax effect of significant items comprising our net deferred tax amount is as follows:

	January 31,	January 31,
	2013	2012
Deferred tax asset attributable to:
Compensatory stock options	$1,122,000	$-
Net operating loss carryover	1,512,000	1,215,000
Less, valuation allowance	(2,634,000)	(1,215,000)
Net deferred tax asset	$-	$-

At January 31, 2013, the Company had unused net opertaing loss carryovers of approximately $3,795,000 that are available to offset future federal and state taxable income which expires beginning in 2025.

The provision for income taxes on earnings subject to income taxes differs from the statutory federal rate at January 31, 2013 and 2012, due to the following:

	January 31,	January 31,
	2013	2012
Federal income taxes at 34%	$(1,352,000)	$(839,000)
State income tax, net of federal benefit	(232,000)	(147,000)
Tax effect on non-deductible expenses and credits	-	-
Increase in valuation allowance	1,584,000	986,000
	$-	$-

Pursuant to Internal Revenue Code Sections 382, use of our net operating loss carryforwards could be limited if a cumulative change in ownership of more than 50% occurs within a three-year period.

On July 13, 2006, the FASB issued FIN 48, subsequently codified in ASC 740, Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under ASC 740, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, ASC 740 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. ASC 740 is effective for fiscal years beginning after December 15, 2006.

We follow the provisions of ASC 740 relating to uncertain tax provisions and have commenced analyzing filing positions in all of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. As a result of adoption, no additional tax liabilities have been recorded. There are no unrecognized tax benefits as of January 31, 2013 or January 31, 2012.

NOTE 7 – AGREEMENTS

On August 1, 2012, the Company entered into an Investment Agreement (the “Investment Agreement”) with Fairhills Capital. The Investment Agreement provided that from time to time in our sole discretion, in accordance with the terms and conditions of the Investment Agreement, the Company could deliver a notice of a put (“Put Notice”) to Fairhills Capital and require Fairhills Capital to purchase a number of shares of common stock equal to a maximum of 200% of the average daily volume of our common stock for the 10 trading days prior to the applicable Put Notice. The purchase price per share to be paid by Fairhills Capital was to be calculated at a 20% discount to the average of the three lowest bid prices during the 10 trading days immediately prior to Fairhills Capital’s receipt of the Put Notice.

In connection with the Investment Agreement, the Company and Fairhills Capital entered into a Registration Rights Agreement (“Registration Rights Agreement”). Under the Registration Rights Agreement, the Company agreed to use our commercially reasonable efforts to (a) file, within 21 days of the date of the Investment Agreement, a Registration Statement on Form S-1 covering the resale of the common stock subject to the Investment Agreement, and (b) to have the Registration Statement declared effective by the SEC within 120 calendar days after the date of the Registration Rights Agreement.

In addition to the Investment Agreement, on August 1, 2012, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Fairhills Capital pursuant to which Fairhills Capital purchased 625,000 shares of our common stock at a purchase price of $0.12 per share and an aggregate purchase price of $75,000 (the “SPA Shares”). The purchase of the SPA Shares was affected in two closings of 312,500 shares each, with the first closing on August 1, 2012 and the second closing occurring on or around November 30, 2012 (provided that Fairhills Capital assigned its right to purchase the second tranche of shares and its rights to the first tranche of shares purchased, to its affiliate, Deer Valley Management, LLC). Pursuant to the Securities Purchase Agreement, the Company agreed to (i) register the SPA Shares with the SEC and (ii) provide price protection for the SPA Shares. The Company agreed to issue the holder of the SPA Shares, additional shares of our common stock on the earlier of the (a) the date on which the SEC declared the SPA Registration Statement effective (provided that such Registration Statement has since been withdrawn as discussed below); and (b) such time as the SPA Shares can be sold pursuant to Rule 144 of the Securities Act, such that the total value of the SPA Shares and any additional shares issuable on such date total $75,000 in value, based on a 20% discount to the then trading price of our common stock.

On October 9, 2012, the Company filed a Form S-1 Registration Statement with the SEC covering 16,000,000 shares of our common stock relating to certain “put notices” pursuant to the Investment Agreement and 315,500 of the SPA Shares.  In March 2013, the Company and Fairhills Capital agreed to terminate the Investment Agreement and the Registration Rights agreement and the Company withdrew the Form S-1 Registration Statement filing.  Due to the termination of the Investment Agreement and the withdrawal of the Registration Statement, the Company will not be able to raise any funds or sell any securities in connection with the Investment Agreement moving forward.

In connection with the purchase of the SPA Shares, on each of August 24, 2012 and November 30, 2012, the Company paid to Kashwise Investments, as its consultant, a cash fee in the aggregate amount of $1,125 and 23,438 shares of common stock for advisory services in connection with the Investment Agreement.

NOTE 8 – NOTE PAYABLE - RELATED PARTY

The Company entered into the License Agreement with MCL, a private limited liability company of which (i) Rohan Marley, one of the Company’s directors, has a 33% ownership interest (and collectively with his family, has a controlling interest) and serves as a Manager, and (ii) Shane Whittle, a former chief executive officer and director of the Company, has a 29% ownership interest and serves as a Manager. In consideration for the License Agreement Amendment, the Company agreed to assume $126,000 of obligations by paying MCL $55,000, with the balance being paid, with no interest, in equal monthly installments over a period of eighteen months. The balance payable (reflected as Notes payable in the accompanying balance sheet) at January 31, 2013 is $11,825.

NOTE 9 – NOTE PAYABLE

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

On July 19, 2012, the Company borrowed $350,000 pursuant to the Credit Agreement, evidenced by a revolving note (the “Revolving Note”), the repayment of which was secured by a security interest in substantially all of our assets in favor of TCA, including the Trademarks. The Revolving Note accrued interest at the rate of 12% per annum (18% per annum upon a default) and was due and payable on July 18, 2013. After cash expenses, but not counting the cost of the Fee Facility Shares discussed below, the Company’s net amount of cash received at the closing on July 19, 2012 was $292,425 (the “Initial Funding”).

Upon an event of default under the Credit Agreement or the Revolving Note, TCA had the right to convert all or any portion of the outstanding principal, interest and all other amounts due under the Revolving Note into shares of our common stock at a conversion price equal to 85% of the lowest daily volume weighted average price during the five (5) trading days immediately prior to the conversion date, in each case subject to TCA not being able to beneficially own more than 4.99% of outstanding common stock upon any conversion. Because the conversion feature of the Revolving Note required the Company to issue a variable number of shares for settlement, the Revolving Note was deemed to be a derivative liability and reflected as debt on the Company’s balance sheet with an original discount valued at $59,850, under the caption “Liabilities and Stockholders’ Equity – Current Liabilities – Secured promissory note – net of discount of $29,925 and $0, respectively”.

The Company also agreed to pay TCA various fees during the term of the Credit Agreement, including a fee of $100,000, payable in shares of our common stock (initially equal to 588,235 shares of common stock) (the “Fee Facility Shares”).  The number of Fee Facility Shares are adjusted upon the earlier of (i) the date that all Fee Facility Shares are sold or (ii) 12 months after the Initial Funding, such that the total value realized by TCA in connection with the sale of the Fee Facility Shares is equal to $100,000.   The Facility Fee is reflected on the Balance Sheet under the line item “Deferred financing costs” and is amortized over the term of the loan. The unamortized balance at January 31, 2013 is $43,490. The Fee Facility Shares are carried as a derivative liability so long as the Company is obligated to redeem the shares in cash. At each reporting period the Company evaluates its obligation and adjusts the liability as needed.

During the term of the Credit Agreement, the Company was prohibited from (i) incurring any indebtedness (other than in connection with the Credit Agreement or as otherwise approved by TCA); (ii) making any new investments, creating any encumbrances on our assets, permitting a change in control of the Company, issuing any shares of common stock (other than as otherwise approved by TCA and/or in connection with the issuance of up to 15% of our issued and outstanding common stock towards employee stock option plans or acquisitions); and (iii) affecting any transactions with affiliates of the Company or undertaking certain other actions as described in the Credit Agreement, except in the usual course of business.

Subsequent to January 31, 2013 the Credit Agreement and Revolving Note were terminated in connection with the Stipulation described in Note 11, below, pursuant to which Ironridge purchased the outstanding debt, which we owed to TCA and also purchased $100,000 of outstanding liabilities relating to the Fee Facility Shares, which shares TCA will be returned to the Company for cancellation in May 2013.

NOTE 10 – CONCENTRATIONS

A significant portion of our revenue is derived from a limited number of customers. The loss of one or more of our significant customers would have a material impact on our revenues and results of operations.  The customers providing 10 percent or more of our revenue for either of the years ended January 31, 2013 and 2012 are listed below.

	Years Ended January 31,
	2013		2012
Total Revenue	$1,816,432	100%	$402,698	100%

Customer Concentration:
AVT, Inc.	$264,267	15%	$-	0%
Canterbury Coffee Corp.	-	0%	179,954	45%
Mother Parkers Tea & Coffee	369,181	20%	-	0%
National C.S. & V., LLC	290,966	16%	152,174	38%
National Coffee Roasters, LLC	409,721	23%	-	0%
	$1,334,135	74%	$332,128	83%

NOTE 11 – SUBSEQUENT EVENTS

Ironridge Transaction

On March 6, 2013, pursuant to an order setting forth a stipulated settlement (the “Order” and the “Stipulation”) issued by the Superior Court of the State of California for the County of Los Angeles – Central District (the “Court”), Ironridge Global IV, Ltd. (“Ironridge”), who had previously purchased a total of $1,017,744 in accounts payable and accrued expenses (the “Claim”) owed by us to various parties, was issued 8,850,000 shares of our common stock (the “Initial Issuance”) in satisfaction of such accounts payable and accrued expenses, which amount will come off our balance sheet and will significantly improve our liquidity. The accounts payable and accrued expenses represented amounts originally owed by us to various creditors in connection with trade payables, the purchase of property and equipment, prior credit agreements, and attorneys’ fees.

The shares issued in the Initial Issuance are subject to adjustment as provided below:

•
From the date of the Stipulation until that number of consecutive trading days following the Issuance Date required for the aggregate trading volume of the Common Stock to exceed $10,000,000 (the “Calculation Period”), Ironridge will retain that number of shares of Common Stock of the Initial Issuance (the “Final Amount”) with an aggregate value equal to (a) $1,068,631 (105% of the Claim Amount), plus reasonable attorney’s fees and expenses, divided by (b) 80% of the following: the closing price of the Common Stock on the trading day immediately preceding the date of entry of the Order (which closing price was $0.35 per share), not to exceed the arithmetic average of the individual volume weighted average prices of any five trading days during the Calculation Period, less $0.01 per share (the “Share Price”).

•
If at any time during the Calculation Period the Initial Issuance is less than any reasonable possible Final Amount or a daily volume weighted average price is below 80% of the closing price on the day before the Issuance Date, Ironridge may request that the Company reserve and issue additional shares of Common Stock (the “True-Up Shares”) as soon as possible, and in any event, within one trading day. For each day after Ironridge requests issuance that shares are not, for any reason, received into Ironridge’s account in electronic form and fully cleared for trading, the Calculation Period shall be extended by one trading day.

•
At the end of the Calculation Period, if the sum of the Initial Issuance and any True-Up Shares does not equal the Final Amount, adjustments shall be made to the shares of Common Stock issued pursuant to the Stipulation and either additional shares shall be issued to Ironridge or Ironridge shall return shares to the Company for cancellation.

The Stipulation provides that at no time shall shares of Common Stock be issued to Ironridge and its affiliates which would result in them owning or controlling more than 9.99% of the Company’s outstanding Common Stock.  The Company also agreed pursuant to the Stipulation that (a) until at least one half of the total trading volume for the Calculation Period has traded, the Company would not, directly or indirectly, enter into or effect any split or reverse split of Common Stock; (b) until at least thirty days from the date the Order is approved, the Company would not, directly or indirectly, issue any securities pursuant to a Form S-8 registration statement; and (c) until at least six months from the date the Order is approved, the Company would not, directly or indirectly, issue or sell any free trading securities for financing purposes (except for shares issuable to TCA Global Credit Master Fund, LP).

The result of the Order and Stipulation is that a total of $1,017,744 in accounts payable and accrued expenses owed by us to various parties, which was purchased by Ironridge will be satisfied by the issuance of shares of our common stock as provided above, will come off our balance sheet and will significantly improve our liquidity.

Shares Issued for Compensation

From February 26, 2013 to March 7, 2013, the Company issued shares to executives/employees ranging in value from $0.16 to $0.31 per share including 86,038 to Anh Tran, 70,254 to Brent Toevs, 48,387 to Balram Vaswani, and 161,290 to Chris Hopkins for an aggregate of $108,612 in wages owed.