Form 10-Q
period 2013-04-30
JAMMIN JAVA CORP.
filed 2013-06-14
CIK 1334586

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number: 000-52161

Jammin Java Corp.

(Exact name of registrant as specified in its charter)

Nevada	26-4204714
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8200 Wilshire Blvd. Suite 200 Beverly Hills, CA	90211
(Address of principal executive offices)	(Zip Code)

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

Yes☐ No ☑

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

At June 14, 2013, there were 91,821,331 shares of the issuer’s common stock outstanding.

Jammin Java Corp.

For the Three Months Ended April 30, 2013

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

JAMMIN JAVA CORP.
BALANCE SHEETS

	April 30,	January 31,
	2013	2013
Assets
Current Assets:
Cash	$63,722	$—
Restricted Cash	—	65,382
Accounts receivable	858,599	415,721
Prepaid expenses	172,421	173,264
Other current assets	3,000	24,387
Total Current Assets	1,097,742	678,754

Property and equipment, net	21,390	19,705
License agreement	693,501	705,667
Deferred financing costs	—	43,490
Total Assets	$1,812,633	$1,447,616

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$547,693	$762,663
Accounts payable - Related Party	2,258	2,258
Accrued expenses	103,428	92,586
Accrued expenses - Related party	64,788	30,073
Bank Overdraft	—	8,931
Notes payable - Related party	46,542	9,454
Secured promissory note - net of discount of $-0- and $29,925, respectively	—	320,075
Notes payable - current	9,931	—
Derivative liability	—	120,006
Total Current Liabilities	774,640	1,346,046

Total Liabilities	774,640	1,346,046

Stockholders' Equity:
Common stock, $.001 par value, 5,112,861,525 shares authorized; 86,793,357 and 79,373,546 shares issued and outstanding, as of April 30, 2013 and January 31, 2013, respectively	86,797	79,377
Shares due from Ironridge	(1,177,359)	—
Additional paid-in-capital	9,606,020	7,081,011
Accumulated deficit	(7,477,465)	(7,058,818)
Total Stockholders' Equity	1,037,993	101,570

Total Liabilities and Stockholders' Equity	$1,812,633	$1,447,616

See accompanying notes to financial statements

JAMMIN JAVA CORP.
STATEMENTS OF OPERATIONS

	Three Months Ended April 30,
	2013	2012

Revenue	$817,049	$309,614

Cost of sales:
Cost of sales products	318,161	234,533
Total cost of sales	318,161	234,533

Gross Profit	$498,888	$75,081

Operating Expenses:
Compensation and benefits	275,157	575,663
Selling and marketing	86,213	177,778
General and administrative	451,802	216,060
Total operating expenses	813,172	969,501

Other income (expense):
Other expense (Including loss on settlement of liabilities of $128,836)	3,135	—
Interest income	—	310
Interest (expense)	(107,498)	(69)
Total other income (expense)	(104,363)	241
Net Loss	$(418,647)	$(894,179)

Net loss per share:
Basic and diluted loss per share	$(0.00)	$(0.01)

Weighted average common shares outstanding - basic and diluted	83,903,387	76,744,150

See accompanying notes to financial statements

JAMMIN JAVA CORP.
STATEMENTS OF CASH FLOWS

	Three Months Ended April 30,
	2013	2012
Cash Flows From Operating Activities:
Net loss	$(418,647)	$(894,179)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	110,864	—
Common Stock Issued to Ironridge for debt extinguishment, net of TCA stock buy-back	28,837	—
Share based employee compensation	211,566	475,154
Depreciation	1,877	(12,776)
Amortization of license agreement	12,166	—
Amortization of debt discount and deferred financing	43,490	—
Changes in:
Accounts receivable	(442,878)	(52,293)
Prepaid expenses and other current assets	22,230	(8,305)
Accounts payable	(214,972)	106,664
Accrued expenses	45,557	—
Bank Overdraft	(8,931)	—
Derivative liability	(120,006)	—
Net cash used in operating activities	(728,847)	(385,735)

Cash Flows Used in Investing Activities:
Purchases of property and equipment	(3,562)	—
Investment in restricted cash	65,382	—
Net cash provided by investing activities	61,820	—

Cash Flows From Financing Activities:
Repayment of notes payable - related party	34,717	(11,835)
Advances from related parties	2,371	—
Repayment of promissory note, net of financing costs	(350,000)	—
Common Stock Issued to Ironridge for debt extenguishment	1,003,805	—
Borrowing on short term debt	—	(5,031)
Financing on short term debt	39,856	15,280
Net cash provided by financing activities	730,749	(1,586)

Net change in cash	63,722	(387,321)
Cash at beginning of period	—	835,878
Cash at end of period	$63,722	$448,557

Supplemental Cash Flow Information:
Cash paid for interest	$54,103	$103
Cash paid for income taxes	$—	$—

Non-Cash Transactions:
Financed insurance policy	$12,414	$15,280
Extinguishment of debt	$2,310,000	$—

See accompanying notes to the financial statements

 JAMMIN JAVA CORP.

NOTES TO FINANCIAL STATEMENTS

April 30, 2013

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited interim financial statements of Jammin Java Corp. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or any other future period. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year as reported in the Company’s Annual Report on Form 10-K have been omitted. The accompanying balance sheet at January 31, 2013 has been derived from the audited balance sheet at January 31, 2013 contained in such Form 10-K.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Jammin Java”and “Company” mean Jammin Java Corp., unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

Note 2. Business Overview and Summary of Accounting Policies

The Company was incorporated in Nevada on September 2004 under the name “Global Electronic Recovery Corp.” In February 2008, the Company changed its name to “Marley Coffee Inc.” when it merged its then newly formed subsidiary, “Marley Coffee Inc.” into the Company. In July 2009, the Company changed its name to “Jammin Java Corp.” when it merged its then newly formed subsidiary, Jammin Java Corp., into the Company. The Company’s common stock is quoted on the OTCQB market maintained by OTC Markets Group, Inc., a quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities, under the symbol “JAMN.”

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

Fair Value. The Company has adopted a single definition of fair value, a framework for measuring fair value and expanded disclosures concerning fair value. In this valuation, the exchange price is the price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date and fair value is a market-based measurement and not an entity-specific measurement.

The Company utilizes the following hierarchy in fair value measurements:

—	Level 1 – Inputs use quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

—	Level 2 – Inputs use other inputs that are observable, either directly or indirectly. These inputs include quoted prices for similar assets and liabilities in active markets as well as other inputs such as interest rates and yield curves that are observable at commonly quoted intervals.

—	Level 3 – Inputs are unobservable inputs, including inputs that are available in situations where there is little, if any, market activity for the related asset or liability

Cash and Cash Equivalents. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of April 30, 2013, the Company had no money market account. No Interest income was recognized for the three months ended April 30, 2013. As of April 30, 2013, the Company held no auction rate securities.

Revenue Recognition. Revenue is derived from the sale of coffee products and is recognized on a gross basis upon shipment. All revenue is recognized when (i) persuasive evidence of an arrangement exists; (ii) the service or sale is completed; (iii) the price is fixed or determinable; and (iv) the ability to collect is reasonably assured.

The Company utilizes third parties for the production and fulfillment of orders placed by customers. The Company, acting as principal, takes title to the product and assumes the risks of ownership; including, the risks of loss for collection, delivery and returns.

Allowance for Doubtful Accounts. The Company does not require collateral from its customers with respect to accounts receivable. The Company determines any required allowance by considering a number of factors, including the length of time accounts receivable are past due. The Company provides reserves for accounts receivable when they become uncollectible. The Company has determined that no allowance for doubtful accounts was required at April 30, 2013.

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

Depreciation was $1,877 and $1,088 for the three months ended April 30, 2013 and 2012, respectively.

Impairment of Long-Lived Assets. Long-lived assets consist of a license agreement and property and equipment. The license agreement is reviewed for impairment at least annually whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable (see Note 4). Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their estimated fair values. Management evaluated the carrying value of long-lived assets including the license and determined that no impairment existed at April 30, 2013.

Stock-Based Compensation. Pursuant to the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718-10, “Compensation – Stock Compensation,” which establishes accounting for equity instruments exchanged for employee service, we utilize the Black-Scholes option pricing model to estimate the fair value of employee stock option awards at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected life. Changes in these inputs and assumptions can materially affect the measurement of estimated fair value of our share-based compensation. These assumptions are subjective and generally require significant analysis and judgment to develop. When estimating fair value, some of the assumptions will be based on, or determined from, external data and other assumptions may be derived from our historical experience with stock-based payment arrangements. The appropriate weight to place on historical experience is a matter of judgment, based on relevant facts and circumstances.

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

Earnings or Loss Per Common Share. Basic earnings per common share equals net earnings or loss divided by the weighted average of shares outstanding during the year. Diluted earnings per share includes the impact on dilution from all contingently issuable shares, including options, warrants and convertible securities. The common stock equivalents from contingent shares are determined by the treasury stock method. The Company incurred a net loss for the three months ended April 30, 2013 and 2012, respectively. In addition, basic and diluted earnings per share for such periods are the same because all potential common equivalent shares would be anti-dilutive including the 9,400,000 outstanding options as of April 30, 2013.

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

The Company incurred a net loss of $418,647 for the three months ended April 30, 2013, and has an accumulated deficit since inception of $7,477,465. The Company has a history of losses and has only recently begun to generate revenue as part of its principal operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The operations of the Company have primarily been funded by the issuance of its common stock. The Company may, in the future, need to secure additional funds through future equity sales. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.

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

Note 4. Trademark License Agreements

	April 30, 2013	January 31, 2013
License Agreement	$705,667	$766,000
Impairment	—	(36,000)
Accumulated amortization	(12,166)	(24,333)
License Agreement, net	693,501	705,667

The amortization period is fifteen years. Amortization expense consists of the following:
	Three Months Ended April 30,
	2013	2012
License Agreement	$(12,166)	$—
Total License Agreement Amortization Expense	$(12,166)	$—

As of April 30, 2013, the remaining useful life of the Company's license agreement was approximately 14.25 years. The following table shows the estimated amortization expense for those assets for the remaining current fiscal year, each of the four succeeding fiscal years and thereafter.

Years Ending January 31,
2014	$36,501
2015	48,667
2016	48,667
2017	48,667
2018	48,667
Thereafter	462,332
Total	$693,501

Note 5 – Notes Payable

On July 19, 2012, we entered into a credit agreement with TCA Global Credit Master Fund, LP, a Cayman Islands limited partnership (“TCA”), effective June 29, 2012 (the “Credit Agreement”). Pursuant to the Credit Agreement, TCA agreed to loan the Company up to $2 million for working capital purposes, based on the amount of eligible accounts receivable the Company provided to secure the repayment of the amounts borrowed.

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

The Credit Agreement and Revolving Note were terminated in connection with the March 2013 Stipulation, described in Note 8, pursuant to which Ironridge purchased the outstanding debt which we owed to TCA and also purchased $100,000 of outstanding liabilities relating to 588,235 shares of our common stock originally issued to TCA, which shares TCA returned to the Company for cancellation and were cancelled in May 2013. See Note 8 for further details.

Note 6 – Related Party Transactions

Transactions with Marley Coffee Ltd

During the three months ended April 30, 2013, the Company paid $84,880 to Marley Coffee Ltd. (“MC”) a producer of Jamaican Blue Mountain coffee that the Company purchases in the normal course of its business. The Company directs these purchases to third-party roasters for fulfillment of sales orders. The Company’s Chairman, Rohan Marley, is an owner of approximately 25% of the equity of MC.

Capital Advance by Company President& CEO/Shareholders

During the three months ended April 30, 2013, Anh Tran, President of the Company, and Brent Toevs, Chief Executive Officer, advanced the Company funds to supplement working capital totaling a balance due to Mr. Tran and Mr. Toevs at April 30, 2013 of $24,552 and $22,000, respectively. The advances are unsecured, non-interest bearing and due on demand.

Note 7 – Stock Options

Share-based Compensation:

On October 14, 2012, the Board approved the 2012 Equity Compensation Plan (the “2012 Equity Compensation Plan”). The Equity Compensation Plan authorizes the issuance of a variety of awards, including options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and stock awards. The 2012 Equity Compensation Plan provides that no more than 12 million shares of the Company’s common stock may be issued pursuant to awards under the 2012 Equity Compensation Plan. On November 13, 2012, the Company registered the shares of common stock under the 2012 Equity Compensation Plan on a registration statement on Form S-8 filed with the Securities and Exchange Commission. Awards under the 2012 Equity Compensation Plan may be made to employees, directors and consultants of the Company. As of April 30, 2013, 1,824,631 shares of common stock and 5,400,000 options are outstanding under the 2012 Equity Compensation Plan.

During the three month period ended April 30, 2013, the Company recognized share-based compensation expenses totaling $211,566. The remaining amount of unamortized stock options expense at April 30, 2013 is $1,531,938.

The intrinsic value of exercisable and outstanding options at April 30, 2013 was $540,000.

Activity in options during the three month period ended April 30, 2013 and related balances outstanding as of that date are set forth below:

			Weighted Average
	Number of	Weighted Average	Remaining Contract
	Shares	Exercise Price	Term (# years)
Outstanding at February 1, 2013	9,400,000	$0.26
Granted	—	—
Exercised	—	—
Forfeited and canceled	—	—

Outstanding at April 30, 2013	9,400,000	$0.26	4.54

Exercisable at April 30, 2013	816,667	$0.16	4.72

Note 8 – Settlement of Liabilities with Ironridge

Ironridge Transaction

On March 6, 2013, pursuant to an order setting forth a stipulated settlement (the “Order” and the “Stipulation”) issued by the Superior Court of the State of California for the County of Los Angeles – Central District (the “Court”), Ironridge Global IV, Ltd. (“Ironridge”), who had previously purchased a total of $1,017,744 in accounts payable and accrued expenses (the “Claim”) owed by us to various parties, was issued 7,000,000 shares of our common stock (the “Initial Issuance”) in satisfaction of such accounts payable and accrued expenses, which amount will come off our balance sheet and have been legally released. The accounts payable and accrued expenses represented amounts originally owed by us to various creditors in connection with trade payables, the purchase of property and equipment, prior credit agreements, and attorneys’ fees.

The shares issued in the Initial Issuance are subject to adjustment as provided below:

—	From the date of the Stipulation until that number of consecutive trading days following the Issuance Date required for the aggregate trading volume of the Common Stock to exceed $10,000,000 (the “Calculation Period”), Ironridge will retain that number of shares of Common Stock of the Initial Issuance (the “Final Amount”) with an aggregate value equal to (a) $1,068,631 (105% of the Claim Amount), plus reasonable attorney’s fees and expenses, divided by (b) 80% of the following: the closing price of the Common Stock on the trading day immediately preceding the date of entry of the Order (which closing price was $0.35 per share), not to exceed the arithmetic average of the individual volume weighted average prices of any five trading days during the Calculation Period, less $0.01 per share (the “Share Price”).

—	If at any time during the Calculation Period the Initial Issuance is less than any reasonable possible Final Amount or a daily volume weighted average price is below 80% of the closing price on the day before the Issuance Date, Ironridge may request that the Company reserve and issue additional shares of Common Stock (the “True-Up Shares”) as soon as possible, and in any event, within one trading day. For each day after Ironridge requests issuance that shares are not, for any reason, received into Ironridge’s account in electronic form and fully cleared for trading, the Calculation Period shall be extended by one trading day.

—	At the end of the Calculation Period, if the sum of the Initial Issuance and any True-Up Shares does not equal the Final Amount, adjustments shall be made to the shares of Common Stock issued pursuant to the Stipulation and either additional shares shall be issued to Ironridge or Ironridge shall return shares to the Company for cancellation.

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

At April 30, 2013, pursuant to the adjustment of common shares contemplated by the Order, the Company estimates the ultimate settlement with Ironridge will take less common shares and has re-evaluated the number of common shares to settle at April 30, 2013 to be 4,294,524. Accordingly, the loss on extinguishment of the liabilities under the Ironridge transaction is reflected in the accompanying financial statements based management’s estimates as follows:

Fair Value of Shares to settle (4,294,524)	$1,202,467

Carrying amount of liabilities released	(1,073,631)

Estimated Loss on extinguishment	$128,836

Additionally, at April 30, 2013, management presently estimates Ironridge will need to return 2,705,476 shares of common stock. It is noted that the loss reflected above may vary from current estimates once the actual settlement with Ironridge occurs and such settlement is expected to occur when the Company meets all conditions stated in the Order.

Note 9 – Commitments and Contingencies

The Company’s commitments and contingencies include the usual claims and obligations of a wholesaler and distributor of coffee products in the normal course of business. The Company may be, from time to time, involved in legal proceedings incidental to the conduct of our business. The Company is not involved in any litigation or legal proceedings as of April 30, 2013.

Note 10 – Subsequent Events

Ironridge Transaction

On May 24, 2013, pursuant to an order setting forth a stipulated settlement (the “Order” and the “Stipulation”) issued by the Superior Court of the State of California for the County of Los Angeles – Central District (the “Court”), Ironridge Global IV, Ltd. (“Ironridge”), who had previously purchased a total of $1,278,058 in accounts payable and accrued expenses (the “Claim”) owed by us to various parties, was issued 5,000,000 shares of our common stock (the “Initial Issuance”) in satisfaction of such accounts payable and accrued expenses, which amount will come off our balance sheet and will significantly improve our liquidity. The accounts payable and accrued expenses represented amounts originally owed by us to various creditors in connection with trade payables, the purchase of property and equipment, prior credit agreements, and attorneys’ fees.

The shares issued in the Initial Issuance are subject to adjustment based on the closing prices of our common stock during certain calculation periods (as described in greater detail in the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2013).

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

Issued Shares

In May 2013, the Company issued 30,000 shares at $0.36 per share for investor relation services rendered.

Retired Shares

In May 2013, the Company cancelled 588,235 shares of common stock as part of the Ironridge settlement of TCA discussed in Note 5.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used in this Quarterly Report, unless the context requires otherwise, references to “the Company,” “we,” “us,” “our,” “Jammin Java” and “Jammin Java Corp.” refer specifically to Jammin Java Corp. This information should be read in conjunction with the interim unaudited financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the audited financial statements and notes thereto and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended January 31, 2013.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and the documents incorporated by reference, include “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they prove incorrect or never materialize, could cause our results to differ materially and adversely from those expressed or implied by such forward-looking statements. Examples of forward-looking statements include, but are not limited to any statements, predictions and expectations regarding our earnings, revenues, sales and operations, operating expenses, anticipated cash needs, capital requirements and capital expenditures, needs for additional financing, use of working capital, plans for future products, services and distribution channels, anticipated growth strategies, planned capital raises, ability to attract distributors and customers, sources of net revenue, anticipated trends and challenges in our business and the markets in which we operate, the impact of economic and industry conditions on our customers and our business, customer demand, our competitive position, the outcome of any litigation against us, critical accounting policies and the impact of recent accounting pronouncements. Additional forward-looking statements include, but are not limited to, statements pertaining to other financial items, plans, strategies or objectives of management for future operations, our financial condition or prospects, and any other statement that is not historical fact. Forward-looking statements are often identified by the use of words such as “may,” “might,” “intend,” “should,” “could,” “can,” “would,” “continue,” “expect,” “believe,” “anticipate,” “estimate,” “predict,” “potential,” “plan,” “seek” and similar expressions and variations or the negativities of these terms or other comparable terminology.

These forward-looking statements are based on the expectations, estimates, projections, beliefs and assumptions of our management based on information currently available to management, all of which is subject to change. Such forward-looking statements are subject to risks, uncertainties and other factors that are difficult to predict and could cause actual results to differ materially from those stated or implied by our forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified under “Risk Factors” in this Form 10-Q and incorporated by reference herein. We undertake no obligation to revise or update publicly any forward-looking statements to reflect events or circumstances after the date of such statements for any reason except as otherwise required by law.

The information contained in this Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Quarterly Report, our Annual Report on Form 10-K for the year ended January 31, 2013 and in our other reports filed with the Securities and Exchange Commission (the “SEC”).

Overview

Jammin Java, doing business as Marley Coffee, is a United States-based company that provides sustainably grown, ethically- farmed and artisan roasted gourmet coffee through multiple United States and international distribution channels. We intend to develop a significant share of these markets and achieve a leadership position by capitalizing on the global recognition of the “Marley” brand name. We hope to capitalize on the guidance and leadership of our Chairman, Rohan Marley, and to increase our sales through the marketing of products using the likeness of, and reflecting the personality of, Mr. Marley. Additionally, through a licensing agreement with the family of the late reggae performer, Robert Nesta Marley, professionally known as Bob Marley (which family members include Rohan Marley, our Chairman and the son of Bob Marley), we are provided the worldwide right to use the name “Marley Coffee” and reasonably similar variations thereof.

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

In order to market our products in these channels, we have developed a variety of coffee products in varying formats. The Company offers an entire line of coffee in whole bean and ground form with varying sizes including 2.5 ounce (oz), 8oz, 12oz and 2 pound (lbs) sizes. The Company also offers a “single serve” solution with its compostable Single-Serve Pods for Bunn® and other pod-based home and office brewers. The Company recently launched its Marley Coffee Real Cup; compatible cartridges, for use in most models of Keurig®’s K-Cup brewing system. The Company is also working to provide coffee vending solutions through its partner AVT, Inc.

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

In consideration for the foregoing licenses, the Company agreed to pay royalties to Fifty-Six Hope Road in an amount equal to 3% of the net sales of all Licensed Products on a quarterly basis. In addition, such royalty payments are to be deferred during the first 20 months of the term of the FSHR License Agreement, and such deferred payments shall be paid on a quarterly-basis thereafter until paid in full. At April 30, 2013, $19,715 has been accrued for such royalty fees.

The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended January 31, 2013. We believe that for the three months ended April 30, 2013, there have been no material changes to this information.

Recent Accounting Pronouncements

For the three month period ended April 30, 2013, there were no accounting standards or interpretations issued that are expected to have a material impact on our financial position, operations or cash flows.

Products and Revenue Channels

The Company’s objective is to position Marley Coffee as the premiere brand across all of the distribution channels for which we license the use of the “Marley” name and to capitalize on the likeness of our Chairman,Rohan Marley.

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

In 2012 our primary product lines were our bagged coffee. We sell 8oz and 12oz ground and whole bean bagged coffee primarily to the retail grocery channel. We sell 2lb whole bean and 2.5oz fractional packs primarily to the food service and Office Coffee Service or Breakroom industry.

In late November, 2012 we launched our Marley Coffee RealCups; a single serve; compatible cartridge, for use in most models of Keurig® ‘s K-Cup brewing system. The coffee single serve segment is the fastest growing sector of the coffee industry and the fastest growing part of our business. We expect RealCups to generate about half of our revenues in the near term.

We generate revenues in this category in two ways 1) by selling directly to retailers;and 2) through a licensing agreement with our roasters Mother Parkers Tea and Coffee. For direct sales, we handle all aspects of selling, merchandising and marketing of the products to retailers. Through the licensing agreement, our brokers or Mother Parkers Tea and Coffee, develops the relationships with retailers and handles everything from selling, merchandising, discounting, promoting and marketing and we receive a $0.03 licensing fee per cup sold. In the first quarter of fiscal 2014 we generated $44,630 in licensing fees equaling 1,487,652 RealCups sold. The gross wholesale value if we sold the cups directly would be worth approximately $744,000 at $0.50 per cup.

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

Additionally, subsequent to the end of fiscal 2013, we affected two transactions with Ironridge, defined and described in greater detail below under “Funding and Financing Agreements” – “Ironridge Transactions”, pursuant to which $1,017,744 (during the three months ended April 30, 2013) and $1,278,058 (subsequent to April 30, 2013) in accounts payable and accrued expenses owed by us to various parties, which was purchased by Ironridge, will be satisfied by the issuance of shares of our common stock, will come off our balance sheet and will significantly improve our liquidity.

Moving forward throughout fiscal 2014, we hope to expand our operations into new markets and into new retail grocery locations, leverage the Trademarks and create additional brand awareness for our products.

Throughout fiscal 2013, the Company issued shares of common stock in consideration to its officers, directors and employees in an effort to maximize its cash on hand and improve liquidity, which practice the Company has continued in the beginning of fiscal 2014. The Company has also accrued salaries for several of its officers and employees and will continue accruing such salaries or paying such salaries in shares of Form S-8 common stock until it has sufficient available funds to pay such salaries in cash. As the Company continues to grow it will need to raise additional cash in order to maintain its growth and fund its operations. If the Company is unable to access additional capital moving forward, it will hurt our ability to maintain growth and possibly jeopardize our ability to maintain our current operations. There can be no assurance that the Company will be able to increase sales, reduce expenses or obtain additional financing, if necessary, at a level to meet its current obligations and continue as a going concern.

RESULTS OF OPERATIONS

Results of Operations

Comparison of the Three months Ended April 30, 2013 and 2012

Sales Revenue. Sales revenues for the three months ended April 30, 2013 and 2012 were $817,049 and $309,614, respectively, which represents an increase of $507,435 from the prior period. Sales revenue increased as a result of the Company’s continued maturation from its development stage, the expansion of product lines and verticals and its ability to execute on its business plan.

Cost of Sales. Cost of sales for the three months ended April 30, 2013 and 2012 were $318,161 and $234,533, respectively, which represents an increase of $83,628, which was mostly attributed to increased sales, especially of items with larger profit margins.

Compensation and Benefit Expenses. Compensation and benefits for the three months ended April 30, 2013 and 2012, were $275,157 and $575,663, respectively, which represented a decrease of $300,506 from the prior period. The decrease was mostly a result from a decrease of stock compensation expenses and executive officer payroll.

Selling and Marketing Expenses. Selling and marketing expenses for the three months ended April 30, 2013 and 2012, were $86,213 and $177,778, respectively, which represents a decrease of $91,565 from the prior period. The decrease was principally the result of a large marketing campaign done in the prior period and not in the current period. As the business has developed, the customer base has increased and sales have grown more organically. We anticipate, however, experiencing significant marketing expenses throughout 2014 as we will seek to expand our customer base even more and build out the Company brand.

General and Administrative Expenses. General and administrative expenses for the three months ended April 30, 2013 and 2012, were $451,802 and $216,060, respectively, which represents an increase of $235,742 from the prior period. The increase was principally the result of overall increased expansion of the business and the need to support that expansion mostly through professional fees and payroll. General and administrative expense also increased due to increased corporate reporting expenses and increased insurance expenses.

Other Income (Expense). We had other expense of $3,135 for the three months ended April 30, 2013, compared to $310 in other expense for the three months ended April 30, 2012. Other expense for the three months ended April 30, 2013 was in connection with the Ironridge transaction that caused a loss on extinguishment of debt from the issuance of shares but is subject to a true-up after the “calculation period.” (see Note 8 to the financial statements included herein) and the gain on derivatives pertaining to TCA. We also had interest expense of $107,498 for the three months ended April 30, 2013, compared to interest expense of $69 for the three months ended April 30, 2012. Interest expense increased due to increased interest bearing debt mostly from the TCA note (described below).

Net Loss. We incurred a net loss of $418,647 and $894,179 for the three months ended April 30, 2013 and 2012, respectively, a decrease in net loss of $475,532 from the prior period. The principal reason for the decrease in net loss is increased sales revenue and lower operating expenses offset by higher cost of sales and the recognition of loss on extinguishment of debt from the Ironridge transaction (described below). Non-cash payments of common stock included in net loss for the three months ended April 30, 2013 and 2012 were $2,420,863 and $475,154 respectively.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations primarily through the issuance of our common stock.

The following table presents details of our working capital and cash and cash equivalents:

	April 30, 2013	January 31, 2013	Increase / (Decrease)
Working Capital	$323,102	$(667,292)	$990,394
Cash	$63,722	$—	$63,722

At April 30, 2013, we had total assets of $1,812,633 and total liabilities of $774,640. Our current sources of liquidity include our existing cash and cash equivalents and cash from operations, provided that we have historically raised funds through the sale of common stock in private placements as well. For the three months ended April 30, 2013, although we generated sales of $817,049 we had a net loss of $418,647. Included in this loss were non-cash payments of common stock totaling $1,529,494.

Total current assets of $1,097,742 as of April 30, 2013 included cash of $63,722, accounts receivable of $858,599, prepaid expenses of $172,421, and other current assets of $3,000.

We had total assets as of April 30, 2013 of $1,812,633 which included the total current assets of $1,097,742, $21,390 of property and equipment, net, and $693,501 of license agreement, representing the value of the FSHR License Agreement.

We had total liabilities of $774,640 as of April 30, 2013, which were solely current liabilities and included $547,693 of accounts payable, $2,258 of accounts payable - related party, representing amounts loaned to us by Brent Toevs, our CEO, which amount is unsecured, non-interest bearing and due on demand, $103,428 of accrued expenses, $64,788 of accrued expenses, related party relating to amounts owed to Marley Coffee Canada, Inc., a related party of Marley Coffee, LLC, which Rohan Marley, our Chairman, serves as a co-Manager of (“MCL”), $46,542 of related party note payable, representing amounts loaned to us by Anh Tran, our President, and Brent Toevs, our CEO which amounts are unsecured, non-interest bearing and due on demand, and $9,931 of note payable.

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

In March and May 2013, we affected the transactions with Ironridge, described in greater detail below, pursuant to which $1,017,744 (during the three months ended April 30, 2013) and $1,278,058 (subsequent to April 30, 2013), respectively, in accounts payable and accrued expenses owed by us to various parties, which was purchased by Ironridge, will be satisfied by the issuance of shares of our common stock, will come off our balance sheet and will significantly improve our liquidity.

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

Cash Flows

	Three Months Ended
	April 30, 2013	April 30, 2012
Net cash used in operating activities	$(728,847)	$(385,735)
Net cash provided by investing activities	$61,820	$—
Net cash provided by financing activities	$730,749	$(1,586)

Operating Activities

Compared to the corresponding period in 2012, net cash used in operating activities increased by approximately $343,112 for the three months ended April 30, 2013. The increase was primarily due to our net loss of $418,647, and higher utilization of cash resources for payment of operating liabilities such as accounts payable, pre-paid expenses and other current assets, and other current liabilities. The impact of such decrease was offset by $28,837 of net common stock issued to Ironridge in connection with the transaction described below.

Investing Activities

Compared to the corresponding period in fiscal 2012, net cash provided by investing activities increased by approximately $61,820 due primarily to restricted cash received in connection with the termination of our sweep fund account with TCA Global Master Fund, as discussed below.

Financing Activities

Compared to the corresponding period in fiscal 2012, net cash provided by financing activities increased by approximately $732,335 for the three months ended April 30, 2013 primarily because of the shares of common stock issued to Ironridge in consideration for debt extinguishment (as described in greater detail below).

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

Funding and Financing Agreements

Credit Agreement

On July 19, 2012, we entered into a credit agreement with TCA Global Credit Master Fund, LP, a Cayman Islands limited partnership (“TCA“), effective June 29, 2012 (the “Credit Agreement“). Pursuant to the Credit Agreement, TCA agreed to loan the Company up to $2 million for working capital purposes, based on the amount of eligible accounts receivable the Company provides to secure the repayment of the amounts borrowed.

On July 19, 2012, we borrowed $350,000 pursuant to the Credit Agreement, evidenced by a revolving note (the “Revolving Note“), the repayment of which was secured by a security interest in substantially all of our assets in favor of TCA, including the Trademarks. The Revolving Note accrued interest at the rate of 12% per annum (18% per annum upon a default) and was due and payable on July 18, 2013.

The Credit Agreement and Revolving Note were terminated in connection with the March 2013 Stipulation, described below under “Ironridge Transactions“, pursuant to which Ironridge purchased the outstanding debt which we owed to TCA and also purchased $100,000 of outstanding liabilities relating to 588,235 shares of our common stock originally issued to TCA, which shares TCA returned to the Company for cancellation and which shares were cancelled in May 2013.

Ironridge Transactions

On March 6, 2013 and May 24, 2013, pursuant to two separate orders setting forth stipulated settlements (the “Orders“ and the “Stipulations“) issued by the Superior Court of the State of California for the County of Los Angeles – Central District (the “Court“), Ironridge Global IV, Ltd. (“Ironridge“), who had previously purchased a total of $1,017,744 and $1,278,058, respectively, in accounts payable and accrued expenses (each, the “Claim“) owed by us to various parties, was issued shares of our common stock (each the “Initial Issuance“) in satisfaction of such accounts payable and accrued expenses, which amounts came off (in March 2013 in connection with the March 2013 Order) and will come off (in May 2013 in connection with the May 2013 Order) our balance sheet and will significantly improve our liquidity. The accounts payable and accrued expenses represented amounts originally owed by us to various creditors in connection with trade payables, the purchase of property and equipment, prior credit agreements, and attorneys’ fees. The shares issued in the Initial Issuances, totaling 7,000,000 and 5,000,000 shares, respectively, are subject to adjustment based on the closing prices of our common stock during certain calculation periods (as described in greater detail in the Current Reports on Form 8-K filed with the Securities and Exchange Commission on March 8, 2013 and May 15, 2013, respectively).

Additionally, as a result of each Stipulation, we agreed that at no time shall shares of common stock be issued to Ironridge and its affiliates which would result in them owning or controlling more than 9.99% of the Company’s outstanding common stock. We also agreed pursuant to each Stipulations that (a) until at least one half of the total trading volume for each respective calculation period has traded, we would not, directly or indirectly, enter into or effect any split or reverse split of our common stock; (b) until at least thirty days from the date each Order was approved, we would not, directly or indirectly, issue any securities pursuant to a Form S-8 registration statement; and (c) until at least six months from the date each Order was approved, we would not, directly or indirectly, issue or sell any free trading securities for financing purposes.

The result of the Orders and Stipulations is that a total of $1,017,744 (during the three months ended April 30, 2013) and $1,278,058 (subsequent to April 30, 2013) in accounts payable and accrued expenses owed by us to various parties, which was purchased by Ironridge was satisfied by the issuance of shares of our common stock as provided above, will come off our balance sheet and will significantly improve our liquidity.

Off-Balance Sheet Arrangements

As part of our on-going business, we have not participated in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs“), which would have been established for the purpose of facilitating off-balance sheet arrangement or other contractually narrow or limited purposes. As of April 30, 2013, we are not involved in any material unconsolidated SPEs.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,“ as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Accounting and Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act“) as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our Principal Executive Officer and Financial Officer concluded that our disclosure controls and procedures are not effective to ensure the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed and reported within the time periods specified in the SEC’s rules and forms.

Internal Control Over Financial Reporting

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

Management has used the framework set forth in the report entitled  Internal Control-Integrated Framework  published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was not effective as of April 30, 2013.

A material weakness is a deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at April 30, 2013:

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

Management believes that the material weaknesses set forth in items (1) through (4) above did not have an effect on the Company's financial reporting during the three months ended April 30, 2013.

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

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting to ensure we maintain an effective internal control environment. There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations other than as described above. We may become involved in material legal proceedings in the future.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended January 31, 2013, filed with the Commission on May 15, 2013, and investors are encouraged to review such risk factors prior to making an investment in the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As described in greater detail above under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations“ - “Funding and Financing Agreements“ – “Ironridge Transactions“, in March 2013 and May 2013, we issued 7,000,000 and 5,000,000 shares of common stock, respectively, to Ironridge in connection with the Orders and Stipulations, which are subject to adjustment as discussed above.

The Company claims an exemption from registration provided by Section 3(a)(10) of the Securities Act of 1933, as amended, for the issuance of the shares of the Company’s common stock issued to Ironridge in connection with the Initial Issuances, as the issuance of securities was in exchange for bona fide outstanding claims, where the terms and conditions of such issuance were approved by a court after a hearing upon the fairness of such terms and conditions.

In May 2013, we cancelled 588,235 shares of our common stock which were originally issued to TCA in connection with the Credit Agreement and Revolving Note, the value of which shares were purchased by Ironridge pursuant to the March 2013 Stipulation.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JAMMIN JAVA CORP.

Dated: June 14, 2013	By:	/s/ Brent Toevs
Brent Toevs
Chief Executive Officer
(Principal Executive Officer)

JAMMIN JAVA CORP.

Dated: June 14, 2013	By:	/s/ Anh Tran
Anh Tran
President, Secretary and Treasurer
(Principal Accounting and Financial Officer)

Exhibit Index

Exhibit Number	Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form SB-2 filed August 3, 2005)

3.2	Bylaws (incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form SB-2 filed August 3, 2005)

3.3	Certificate of Change Pursuant to NRS 78.209 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K/A filed October 25, 2007)

3.4	Articles of Merger (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed March 12, 2008)

3.5	Articles of Merger (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed September 17, 2009)

3.6	Certificate of Change Pursuant to NRS 78.209 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed March 4, 2010)

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form SB-2 filed August 3, 2005)

4.2	2011 Equity Compensation Plan (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed August 10, 2011)

4.3	2012 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 of the Company’s Form S-8 Registration Statement filed November 9, 2012)

10.1	Trademark License Agreement, dated as of March 31, 2010, by and between Marley Coffee, LLC and the Company (incorporated by reference to the Company’s Annual Report on Form 10-K filed May 17, 2011)

10.2**	Supply and Toll Agreement, dated as of April 28, 2010, between Canterbury Coffee Corporation and the Company (incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K filed May 17, 2011)

10.3	Exclusive Sales and Marketing Agreement, dated as of April 25, 2011, by and between National Coffee Service & Vending and the Company (incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-K filed May 17, 2011)

10.4	Share Issuance Agreement, dated as of December 22, 2010, between Straight Path Capital and the Company (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 5, 2011)

10.5**	First Amendment to Supply and Toll Agreement, dated as of May 12, 2011, by and between Canterbury Coffee Corporation and the Company (incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K filed May 17, 2011)

10.6	Amendment to Trademark License Agreement, dated as of August 5, 2011, by and between Marley Coffee, LLC and the Company (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 10, 2011)

10.7	Consulting Agreement, dated as of August 6, 2011, by and between Shane Whittle and the Company (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed August 10, 2011)

10.8	Grant of Contractor Stock Option, dated as of August 11, 2011,from the Company to Shane Whittle(incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K/A filed August 11, 2011)

10.9	Jammin Java Corp. Equity Compensation Plan(incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed August 10, 2011)

10.10	Employment Agreement, dated as of August 5, 2011, by and between Anh Tran and the Company (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed August 10, 2011)

10.11	Employment Agreement, dated as of August 8, 2011, by and between Brent Toevs and the Company (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed August 10, 2011)

10.12	Grant of Employee Stock Option dated as of August 5, 2011, from the Company to Anh Tran (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed August 10, 2011)

10.13	Grant of Employee Stock Option, dated as of August 5, 2011, from the Company to Rohan Marley(incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed August 10, 2011)

10.14	Grant of Employee Stock Option, dated as of August 10, 2011, from the Company to Brent Toevs (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed August 10, 2011)

10.15**	Roasting and Distribution Agreement, dated as of January 1, 2012, by and between the Company and Canterbury Coffee Corporation, (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed May 14, 2012)

10.16	Credit Agreement, dated as of July 19, 2012, by and between the Company and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 2, 2012)

10.17	Revolving Note ($350,000) issued by the Company to TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed August 2, 2012)

10.18	Security Agreement dated July 29, 2012, by and between the Company and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed August 2, 2012)

10.19	Investment Agreement, dated July 31, 2012, by and between the Company and Fairhills Capital Offshore, Ltd. (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed August 2, 2012)

10.20	Registration Rights Agreement, dated July 31, 2012, by and between the Company and Fairhills Capital Offshore, Ltd. (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed August 2, 2012)

10.21	Securities Purchase Agreement, dated July 31, 2012, by and between the Company and Fairhills Capital Offshore, Ltd. (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed August 2, 2012)

10.22	License Agreement with Fifty-Six Hope Road Music Limited dated September 13, 2012 (incorporated by reference to Exhibit 10.7 of the Company’s Amended Report on Form 10-Q/A, filed on October 4, 2012)

14.1	Code of Business Conduct and Ethics, adopted October 1, 2008 (incorporated by reference to Exhibit 14.1 of the Company’s Annual Report on Form 10-K filed May 17, 2011)

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Accounting and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1****	Certifications of the Principal Executive Officer and the Principal Accounting and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

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

