Form 10-Q
period 2013-07-31
JAMMIN JAVA CORP.
filed 2013-09-12
CIK 1334586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number: 000-52161
Jammin Java Corp.
(Exact name of registrant as specified in its charter)

Nevada	26-4204714
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4730 Tejon St., Denver, Colorado 80211
(Address of principal executive offices and Zip Code)

8200 Wilshire Blvd, Suite 200 Beverly Hills, CA 90211
(Address of former principal executive offices and Zip Code)

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

At September 10, 2013, there were 96,400,038 shares of the issuer’s common stock outstanding.

Jammin Java Corp.

For the Three and Six Months Ended July 31, 2013 and 2012

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

JAMMIN JAVA CORP.
BALANCE SHEETS

	July 31,	January 31,
	2013	2013
	(Unaudited)
Assets
Current Assets:
Cash	$410,061	$-
Restricted cash	-	65,382
Accounts receivable	1,629,165	415,721
Notes receivable - related party	2,724	-
Inventory	2,982,303	-
Prepaid expenses	364,501	173,264
Other current assets	-	24,387
Total Current Assets	5,388,754	678,754

Property and equipment, net	69,808	19,705
License agreement	681,334	705,667
Deferred financing costs	-	43,490
Other assets	15,716	-
Total Assets	$6,155,612	$1,447,616

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$876,197	$762,663
Accounts payable - related party	-	2,258
Accrued expenses	53,253	92,586
Accrued expenses - related party	84,503	30,073
Bank Overdraft	-	8,931
Notes payable - Related party	-	9,454
Secured promissory note - net of discount of $-0- and $29,925, respectively	-	320,075
Notes payable	6,207	-
Derivative liability	-	120,006
Total Current Liabilities	1,020,160	1,346,046

Total Liabilities	1,020,160	1,346,046

Stockholders' Equity:
Common stock, $.001 par value, 5,112,861,525 shares authorized; 95,722,901 and 79,373,546 shares issued and outstanding, as of July 31, 2013 and January 31, 2013, respectively	97,959	79,377
Shares due from Ironridge	(674,450)	-
Additional paid-in-capital	13,904,488	7,081,011
Accumulated deficit	(8,192,545)	(7,058,818)
Total Stockholders' Equity	5,135,452	101,570

Total Liabilities and Stockholders' Equity	$6,155,612	$1,447,616

See accompanying notes to financial statements

JAMMIN JAVA CORP.
STATEMENTS OF OPERATIONS

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$1,605,438	$559,485	2,422,487	$869,099

Cost of sales:
Cost of sales products	1,133,359	492,728	1,451,520	727,261
Total cost of sales	1,133,359	492,728	1,451,520	727,261

Gross Profit	$472,079	$66,757	970,967	$141,838

Operating Expenses:
Compensation and benefits	411,996	635,066	687,153	1,210,729
Selling and marketing	37,719	124,994	123,932	302,772
General and administrative	416,946	277,712	868,748	493,772
Total operating expenses	866,661	1,037,772	1,679,833	2,007,273

Other income (expense):
Other expense (Including loss on settlement of liabilities of $436,207)	(319,321)	-	(316,186)	-
Interest income	-	103	-	413
Interest (expense)	(1,176)	(15,320)	(108,674)	(15,389)
Total other income (expense)	(320,497)	(15,217)	(424,860)	(14,976)
Net Loss	$(715,079)	$(986,232)	(1,133,726)	$(1,880,411)

Net loss per share:
Basic and diluted loss per share	$(0.01)	$(0.01)	(0.01)	$(0.02)

Weighted average common shares outstanding - basic and diluted	90,108,517	76,744,150	85,413,315	76,744,150

See accompanying notes to financial statements

JAMMIN JAVA CORP.
STATEMENTS OF CASH FLOWS

	Six Months Ended July 31,
	2013	2012
Cash Flows From Operating Activities:
Net loss	$(1,133,726)	$(1,880,411)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	577,053	-
Shared-based employee compensation	423,132	996,181
Depreciation	3,752	2,622
Amortization of license agreement	24,333	-
Amortization of debt discount and deferred financing costs	43,490	13,542
Loss on extinguishment of liabilities	436,207	-
Changes in:
Accounts receivable	(1,213,444)	(350,833)
Notes receivable - related party	(2,724)	-
Inventory	(2,982,303)	-
Prepaid expenses and other current assets	(166,850)	11,497
Other assets - long term	(15,716)	-
Accounts payable	4,792,493	411,334
Accrued expenses	15,097	(2,601)
Bank Overdraft	(8,931)	-
Derivative liability	(120,006)	59,850
Net cash provided by (used in) operating activities	671,857	(738,819)

Cash Flows From Investing Activities:
Purchases of property and equipment	(53,856)	(14,764)
Restricted cash	65,382	-
Net cash provided by (used in) investing activities	11,526	(14,764)

Cash Flows From Financing Activities:
Repayment on notes payable - related party	(11,825)	(19,725)
Advances from related parties	2,371	-
Proceeds from sale of common stock	50,000	-
Repayment on promissory note	(350,000)	350,000
Payment of financing costs	-	(57,575)
Financing on short term debt	36,132	(53,444)
Net cash (used in) provided by financing activities	(273,322)	219,256

Net change in cash	410,061	(534,327)
Cash at beginning of period	-	835,878
Cash at end of period	$410,061	$301,551

Supplemental Cash Flow Information:
Cash paid for interest	$54,103	$103
Cash paid for income taxes	$-	$-

Non-Cash Transactions:
Financed insurance policy	$12,414	$15,280
Extinguishment of debt for stock	$(4,681,217)	$-
Common stock issued for the purchase of inventory	$2,982,303	$-
Common stock issued for the prepaid expenses	$75,914	$-

See accompanying notes to the financial statements

JAMMIN JAVA CORP.
NOTES TO FINANCIAL STATEMENTS
July 31, 2013
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

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Jammin Java” and the “Company” mean Jammin Java Corp., unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

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

Reclassifications. Certain prior period amounts have been reclassified to conform with the current period presentation for comparative purposes.

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

Cash and Cash Equivalents. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of July 31, 2013, the Company had no cash equivalents. Additionally, no interest income was recognized for the three and six months ended July 31, 2013. As of July 31, 2013, the Company held no auction rate securities.

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

Allowance for Doubtful Accounts. The Company does not require collateral from its customers with respect to accounts receivable. The Company determines any required allowance by considering a number of factors, including the length of time accounts receivable are past due. The Company’s policy is to provide reserves for accounts receivable when they become uncollectible. Historically, the Company has experienced minimal losses from collections.  Accordingly, the Company has determined that no allowance for doubtful accounts was required at July 31, 2013.

Inventories. Inventories are stated at the lower of cost or market. Cost is computed using weighted average cost, which approximates actual cost, on a first-in, first-out basis. Inventories on hand are evaluated on an on-going basis to determine if any items are obsolete or in excess of future needs. Items determined to be obsolete are reserved for. The Company provides for the possible inability to sell its inventories by providing an excess inventory reserve. As of July 31, 2013 the Company determined that no reserve was required.

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

Depreciation was $1,876 and $3,752 for the three and six months ended July 31, 2013, respectively.  Depreciation was $2,067 and $2,622 for the three and six months ended July 31, 2012, respectively.

Impairment of Long-Lived Assets. Long-lived assets consist of a license agreement and property and equipment. The license agreement is reviewed for impairment at least annually whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable (see Note 5). Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their estimated fair values. Management evaluated the carrying value of long-lived assets including the license and determined that no impairment existed at July 31, 2013.

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

Earnings or Loss Per Common Share. Basic earnings per common share equals net earnings or loss divided by the weighted average of shares outstanding during the year. Diluted earnings per share includes the impact on dilution from all contingently issuable shares, including options, warrants and convertible securities. The common stock equivalents from contingent shares are determined by the treasury stock method. The Company incurred a net loss for the six months ended July 31, 2013 and 2012, respectively. In addition, basic and diluted earnings per share for such periods are the same because all potential common equivalent shares would be anti-dilutive including the 9,400,000 outstanding options as of July 31, 2013.

Recently Issued Accounting Pronouncements. Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

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

The Company incurred a net loss of $1,133,726 for the six months ended July 31, 2013, and has an accumulated deficit since inception of $8,192,545. The Company has a history of losses and has only recently begun to generate revenue as part of its principal operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The operations of the Company have primarily been funded by the issuance of its common stock. The Company may, in the future, need to secure additional funds through future equity sales. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.

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

Note 4 – Inventories

Inventories were comprised of:

	July 31,	January 31,
	2013	2013
Finished Goods - Coffee	$2,982,303	$-
	2,982,303	-

Note 5 - Trademark License Agreements

	July 31,	January 31,
	2013	2013
License Agreement	$766,000	$766,000
Impairment	(36,000)	(36,000)
Accumulated amortization	(48,666)	(24,333)
License Agreement, net	681,334	705,667

The license term and corresponding amortization period is fifteen years. Amortization expense consists of the following:

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
License Agreement	$(12,166)	$-	$(24,333)	$-
Total License Agreement Amortization Expense	$(12,166)	$-	$(24,333)	$-

As of July 31, 2013, the remaining useful life of the Company's license agreement was approximately 14 years. The following table shows the estimated amortization expense for the remaining current fiscal year, each of the four succeeding fiscal years and thereafter.

Years Ending January 31,
2014	$24,335
2015	48,667
2016	48,667
2017	48,667
2018	48,667
Thereafter	462,331
Total	$681,334

Note 6 – Notes Payable

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

The Credit Agreement and Revolving Note were terminated in connection with the March 2013 Stipulation (Ironridge Transaction #1), described in Note 9, pursuant to which Ironridge purchased the outstanding debt which we owed to TCA and also purchased $100,000 of outstanding liabilities relating to 588,235 shares of our common stock originally issued to TCA, which shares TCA returned to the Company and cancelled in May 2013. See Note 9 for further details.

Note 7 - Related Party Transactions

Transactions with Marley Coffee Ltd

During the three and six months ended July 31, 2013, the Company made purchases of $377,135 and $461,627 from Marley Coffee Ltd. ("MC") a producer of Jamaican Blue Mountain coffee that the Company purchases in the normal course of its business. The Company directs these purchases to third-party roasters for fulfillment of sales orders. The Company's Chairman, Rohan Marley, is an owner of approximately 25% of the equity of MC.

Capital Advance by Company President & CEO/Shareholders

During the six months ended July 31, 2013, Anh Tran, President of the Company, and Brent Toevs, Chief Executive Officer, advanced the Company funds to supplement working capital in the total amount of $81,423.  At July 31, 2013, such amount had been repaid in full and there were no outstanding balances on these advances as of July 31, 2013. The advances were unsecured, non-interest bearing and due on demand.

Note 8 – Stock Options

Share-based Compensation:

On October 14, 2012, the Board approved the 2012 Equity Compensation Plan (the “2012 Equity Compensation Plan”). The Equity Compensation Plan authorizes the issuance of a variety of awards, including options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and stock awards. The 2012 Equity Compensation Plan provides that no more than 12 million shares of the Company’s common stock may be issued pursuant to awards under the 2012 Equity Compensation Plan. On November 13, 2012, the Company registered the shares of common stock under the 2012 Equity Compensation Plan on a registration statement on Form S-8 filed with the Securities and Exchange Commission. Awards under the 2012 Equity Compensation Plan may be made to employees, directors and consultants of the Company. As of July 31, 2013, 2,958,898 shares of common stock and 5,400,000 options are outstanding under the 2012 Equity Compensation Plan.

During the three and six months ended July 31, 2013, the Company recognized share-based compensation expenses totaling $211,566 and $423,132. The remaining amount of unamortized stock option expense at July 31, 2013 was $1,320,372.

The intrinsic value of exercisable and outstanding options at July 31, 2013 was $647,000.

Activity in stock options during the six month period ended July 31, 2013 and related balances outstanding as of that date are set forth below:

	Number of	Weighted Average	Weighted Average
	Shares	Exercise Price	Remaining Contract
			Term (# years)
Outstanding at February 1, 2013	9,400,000	$0.26
Granted	-	-
Exercised	-	-
Forfeited and canceled	-	-

Outstanding at July 31, 2013	9,400,000	$0.26	4.54

Exercisable at July 31, 2013	3,899,999	$0.32	4.20

Note 9 – Settlement of Liabilities with Ironridge

Ironridge Transaction #1

On March 6, 2013, pursuant to an order setting forth a stipulated settlement (“Order #1” and “Stipulation #1”) issued by the Superior Court of the State of California for the County of Los Angeles – Central District (the “Court”), Ironridge Global IV, Ltd. (“Ironridge”), who had previously purchased a total of $1,017,744 in accounts payable and accrued expenses (“Claim #1”) owed by us to various parties, was issued 7,000,000 shares of our common stock (“Initial Issuance #1”) in satisfaction of such accounts payable and accrued expenses, which amount came off our balance sheet and was legally released. The accounts payable and accrued expenses represented amounts originally owed by us to various creditors in connection with trade payables, the purchase of property and equipment, prior credit agreements, and attorneys’ fees.

The shares issued in Initial Issuance #1 were subject to adjustment as provided below:

•
From the date of Stipulation #1 until that number of consecutive trading days following the Issuance Date required for the aggregate trading volume of the Common Stock to exceed $10,000,000 (“Calculation Period #1”), Ironridge was to retain that number of shares of Common Stock of Initial Issuance #1 (“Final Amount #1”) with an aggregate value equal to (a) $1,068,631 (105% of Claim Amount #1), plus reasonable attorney’s fees and expenses, divided by (b) 80% of the following: the closing price of the Common Stock on the trading day immediately preceding the date of entry of Order #1 (which closing price was $0.35 per share), not to exceed the arithmetic average of the individual volume weighted average prices of any five trading days during Calculation Period #1, less $0.01 per share (“Share Price #1”).

•
If at any time during Calculation Period #1 Initial Issuance #1 was less than any reasonable possible Final Amount #1 or a daily volume weighted average price was below 80% of the closing price on the day before Issuance Date #1, Ironridge could request that the Company reserve and issue additional shares of Common Stock (“True Up Shares”), provided that no additional shares of common stock were requested.

•
At the end of Calculation Period #1, if the sum of Initial Issuance #1 and any True-Up Shares did not equal the Final Amount #1, adjustments were to be made to the shares of Common Stock issued pursuant to Stipulation #1 and either additional shares were to be issued to Ironridge or Ironridge was required to return shares to the Company for cancellation.

The Stipulation #1 provided that at no time shall shares of Common Stock be issued to Ironridge and its affiliates which would result in them owning or controlling more than 9.99% of the Company’s outstanding Common Stock.  The Company also agreed pursuant to Stipulation #1 that (a) until at least one half of the total trading volume for Calculation Period #1 had traded, the Company would not, directly or indirectly, enter into or effect any split or reverse split of Common Stock; (b) until at least thirty days from the date Order #1 was approved, the Company would not, directly or indirectly, issue any securities pursuant to a Form S-8 registration statement; and (c) until at least six months from the date Order #1 was approved, the Company would not, directly or indirectly, issue or sell any free trading securities for financing purposes (except for shares issuable to TCA Global Credit Master Fund, LP).

The Calculation Period #1 was satisfied as of June 18, 2013, at which time a final adjustment was made to the number of shares owed to Ironridge.  The final number of shares owed was 5,353,512, resulting in 1,646,488 shares of the initial 7,000,000 shares issued being returned by Ironridge and cancelled by the Company in July 2013.

For the six months ended July 31, 2013, the Company, in connection with the above transaction, recorded a loss on extinguishment of debt in the amount of $340,398 which equaled the difference in the fair value of the shares issued to and the obligations assumed by Ironridge.

Ironridge Transaction #2

On May 24, 2013, pursuant to an order setting forth a stipulated settlement (“Order #2” and “Stipulation #2”) issued by the Court, Ironridge, who had previously purchased a total of an additional $1,278,058 in accounts payable and accrued expenses (“Claim #2”) owed by us to various parties, was issued 5,000,000 shares of our common stock (“Initial Issuance #2”) in satisfaction of such accounts payable and accrued expenses, which amount came off our balance sheet and was legally released. The accounts payable and accrued expenses represented amounts originally owed by us to various creditors in connection with trade payables, the purchase of property and equipment, prior credit agreements, and attorneys’ fees.

The shares issued in Initial Issuance #2 are subject to adjustment as provided below:

•
From the date of Stipulation #2 until that number of consecutive trading days following Issuance Date #2 required for the aggregate trading volume of the Common Stock to exceed $20,000,000 (“Calculation Period #2”), Ironridge will retain that number of shares of Common Stock of the Initial Issuance #2 (“Final Amount #2”) with an aggregate value equal to (a) $1,278,058 (105% of Claim Amount #2), plus reasonable attorney’s fees and expenses, divided by (b) 80% of the following: the closing price of the Common Stock on the trading day immediately preceding the date of entry of Order #2 (which closing price was $0.32 per share), not to exceed the arithmetic average of the individual volume weighted average prices of any five trading days during Calculation Period #2, less $0.01 per share (“Share Price #2”) and (b) the positive difference, if any, between (i) $1,019,390 divided by 80% of the average of the lowest five lowest volume weighted average prices during Calculation Period #2, and (ii) $1,019,390 divided by 80% of the average of the lowest five volume weighted average prices during the period from March 4, 2013 to May 24, 2013.

•
If at any time during Calculation Period #2 Initial Issuance #2 is less than any reasonable possible Final Amount #2 or a daily volume weighted average price is below 80% of the closing price on the day before Issuance Date #2, Ironridge may request that the Company reserve and issue True-Up Shares as soon as possible, and in any event, within one trading day. For each day after Ironridge requests issuance that shares are not, for any reason, received into Ironridge’s account in electronic form and fully cleared for trading, Calculation Period #2 shall be extended by one trading day.

•
At the end of Calculation Period #2, if the sum of Initial Issuance #2 and any True-Up Shares does not equal Final Amount #2, adjustments shall be made to the shares of Common Stock issued pursuant to Stipulation #2 and either additional shares shall be issued to Ironridge or Ironridge shall return shares to the Company for cancellation.

Stipulation #2 provides that at no time shall shares of Common Stock be issued to Ironridge and its affiliates which would result in them owning or controlling more than 9.99% of the Company’s outstanding Common Stock.  The Company also agreed pursuant to Stipulation #2 that (a) until at least one half of the total trading volume for Calculation Period #2 has traded, the Company would not, directly or indirectly, enter into or effect any split or reverse split of Common Stock; (b) until at least thirty days from the date Order #2 is approved, the Company would not, directly or indirectly, issue any securities pursuant to a Form S-8 registration statement; and (c) until at least six months from the date Order #2 is approved, the Company would not, directly or indirectly, issue or sell any free trading securities for financing purposes.

Through July 31, 2013, the Company, in connection with the above transaction, recorded an estimated loss on extinguishment of debt in the amount of $43,466 which equaled the difference in the fair value of the shares issued to and the obligations assumed by Ironridge. This amount will be adjusted each period until Calculation Period #2 has ended and the true-up is completed.

Ironridge Transaction #3

On July 26, 2013, pursuant to an order setting forth a stipulated settlement (“Order #3” and “Stipulation #3”) issued by the Court, Ironridge, who had previously purchased an additional total of $2,499,372 in accounts payable and accrued expenses (“Claim #3”) owed by us to various parties, was issued 5,000,000 shares of our common stock (“Initial Issuance #3”) in satisfaction of such accounts payable and accrued expenses, which amount came off our balance sheet and was legally released. The accounts payable and accrued expenses represented amounts originally owed by us to various creditors in connection with trade payables, the purchase of property and equipment, prior credit agreements, and attorneys’ fees.

The shares issued in Initial Issuance #3 are subject to adjustment as provided below:

•
From the date of Stipulation #3 until that number of consecutive trading days following Issuance Date #3 required for the aggregate trading volume of the Common Stock to exceed $50,000,000 (“Calculation Period #3”), Ironridge will retain that number of shares of Common Stock of Initial Issuance #3 (“Final Amount #3”) with an aggregate value equal to (a)(i) $2,624,340 (105% of Claim Amount #3), plus reasonable attorney’s fees and expenses, (ii) divided by 80% of the following:  the closing price of the Common Stock on the trading day immediately preceding the date of entry of Order #3 (which closing price was $0.50 per share), not to exceed the arithmetic average of the individual volume weighted average prices of any five trading days during Calculation Period #3, less $0.01 per share; and (b) the sum of (i) the positive difference, if any, between (A) $1,358,299.08 divided by 80% of the average of the lowest five individual daily volume weighted average prices during Calculation Period #3, and (B) $1,358,299.08 divided by 80% of the average of the lowest five individual daily volume weighted average prices during the period from May 24, 2013 to the date of entry of Order #3, and (ii) the positive difference, if any, between (A) the sum of one and a half times Initial Issuance #3, and (B) the number of shares otherwise owed pursuant to the foregoing.

•
If at any time during Calculation Period #3 Initial Issuance #3 is less than any reasonable possible Final Amount #3 or a daily volume weighted average price is below 80% of the closing price on the day before Issuance Date #3, Ironridge may request that the Company reserve and issue True-Up Shares as soon as possible, and in any event, within one trading day. For each day after Ironridge requests issuance that shares are not, for any reason, received into Ironridge’s account in electronic form and fully cleared for trading, Calculation Period #3 shall be extended by one trading day.

•
At the end of Calculation Period #3, if the sum of Initial Issuance #3 and any True-Up Shares does not equal Final Amount #3, adjustments shall be made to the shares of Common Stock issued pursuant to Stipulation #3 and either additional shares shall be issued to Ironridge or Ironridge shall return shares to the Company for cancellation.

Stipulation #3 provides that at no time shall shares of Common Stock be issued to Ironridge and its affiliates which would result in them owning or controlling more than 9.99% of the Company’s outstanding Common Stock and with regard to at least 5% of Final Amount #3, Ironridge shall not sell any shares of Common Stock issuable in connection with such amount until at least six months after entry of Order #3.  We also agreed pursuant to Stipulation #3 that (a) until at least one half of the total trading volume for Calculation Period #3 has traded, we would not, directly or indirectly, enter into or effect any split or reverse split of our Common Stock; and (b) until at least thirty days from the date Order #3 is approved, we would not, directly or indirectly, issue any securities pursuant to a Form S-8 registration statement.  Until at least 180 days after the end of Calculation Period #3, (a) we agreed that we would not issue, sell or agree to issue or sell any securities to any person other than Ironridge or its affiliates, except for:  (A) common stock, options or warrants to employees, officers, consultants or directors pursuant to Employee Stock Ownership Plans, or (B) restricted common stock, in transactions with strategic industry, business or operating partners that provide benefits other than the investment of funds, issued at a fixed price not subject to any adjustment, reset or variable element of any kind.

Through July 31, 2013, the Company, in connection with the above transaction, recorded an estimated loss on extinguishment of debt in the amount of $52,343 which equaled the difference in the fair value of the shares issued and the obligations assumed by Ironridge. This amount will be adjusted each period until Calculation Period #3 has ended and the true-up is completed.

Note 10 – Commitments and Contingencies

The Company’s commitments and contingencies include the usual claims and obligations of a wholesaler and distributor of coffee products in the normal course of a business. The Company may be, from time to time, involved in legal proceedings incidental to the conduct of our business. The Company is not involved in any litigation or legal proceedings as of July 31, 2013.

On June 25, 2013, and effective August 1, 2013, the Company entered into a lease agreement for office space located at 4730 Tejon Street, Denver, Colorado 80211.  The office space encompasses approximately 4,800 square feet.  The lease has a term of 36 months expiring on July 31, 2016, provided that the Company has two additional three year options to renew the lease after the end of the initial term.  Rent during the first three year option period escalates at the rate of 4% per year (starting with the last monthly rental cost of the initial term of the agreement, described below), and rent during the second three year option period will be at a rental cost mutually agreed by the Company and the landlord.  Rent due under the initial term of the agreement is as follows:

•	$7,858 per month from August 1, 2013 to July 31, 2014;
•	$8,172 per month from August 1, 2014 to July 31, 2015; and
•	$8,499 per month from August 1, 2015 to July 31, 2016.

Effective August 1, 2013, in connection with the Company’s entry into the office space lease described above, the Company moved its principal place of business to Denver, Colorado.

Note 11 – Subsequent Events

As noted above, the calculation periods for Stipulations #2 and #3 were open as of July 31, 2013.  Reductions in the Company's stock price below the price at which each transaction closed subsequent to July 31, 2013 could cause additional shares to be issued through the end of the calculation period.  During the period subsequent to July 31, 2013, the Company's stock price has not dropped below the closing price for Stipulation #2.  If the Company were to settle Stipulation #3 at $0.40 per share (the lowest weighted average closing stock price during the period subsequent to July 31, 2013), instead of the initial closing price of $0.50, then approximately 3,060,000 additional shares of common stock would be owed to Ironridge.

On September 10, 2013, the Company entered into Amended and Restated Employment Agreements with its Chief Executive Officer, Brent Toevs and its President and Chief Operating Officer, Anh Tran.  The Amended and Restated Employment Agreements amended, restated and replaced the prior employment agreements of Mr. Toevs and Mr. Tran effective August 8, 2011 and August 5, 2011, respectively.  The Amended and Restated Employment Agreements each have a term extending until August 1, 2016.

Mr. Toevs was issued 100,000 shares of the Company’s common stock in consideration for agreeing to the terms of the amended agreement and was granted five year options to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $0.46 per share, with options to purchase 666,666 shares vesting on August 1, 2014 and options to purchase 666,667 shares vesting on August 1, 2014 and 2015, respectively, subject to the terms of the Company’s equity incentive plans.

In the event of termination of Mr. Toevs’ employment by the Company with cause or by Mr. Toevs for good reason (each as described in the agreement), the Company agreed to pay Mr. Toevs, in addition to all other compensation which he would be due, twelve months of salary under the agreement as severance pay (or such lesser amount of months then left on the term), and that all unvested options would vest to Mr. Toevs immediately. In the event of the termination of the agreement by the Company without cause or by Mr. Toevs for good reason, the non-compete and non-solicitation provisions (described below) of the agreement terminate and are of no force or effect. In the event of the termination of Mr. Toevs’ employment due to his death or by the Company with cause (as described in the agreement), the Company agreed to pay Mr. Toevs, in addition to all other compensation which he would be due, six months of salary under the agreement as severance pay (or such lesser amount of months then left on the term), and that any unvested options would be forfeited upon such termination date.  In the event of the termination of Mr. Toevs’ employment either six months prior to or six months after a change of control (as defined and described in the agreement), Mr. Toevs is to receive all consideration due to him as of the date of termination of the employment agreement plus, as a severance payment, all salary due to him had the employment agreement extended until the end of the stated term, any unvested options shall vest immediately, Mr. Toevs’ is to receive a cash payment equal to the value of any previously expired options, and the non-compete and non-solicitation provisions of the agreement terminate and are of no force or effect.  In the event the agreement is terminated due to Mr. Toevs’ disability, Mr. Toevs is to receive compensation due to him through the date of termination.

Mr. Tran was issued 100,000 shares of the Company’s common stock in consideration for agreeing to the terms of the amended agreement and was granted five year options to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $0.46 per share, with options to purchase 666,666 shares vesting on August 1, 2014 and options to purchase 666,667 shares vesting on August 1, 2014 and 2015, respectively, subject to the terms of the Company’s equity incentive plans.

In the event of termination of Mr. Tran’s employment by the Company with cause or by Mr. Tran for good reason (each as described in the agreement), the Company agreed to pay Mr. Tran, in addition to all other compensation which he would be due, twelve months of salary under the agreement as severance pay (or such lesser amount of months then left on the term), and that all unvested options would vest to Mr. Tran immediately.  In the event of the termination of the agreement by the Company without cause or by Mr. Tran for good reason, the non-compete and non-solicitation provisions of the agreement (described below) terminate and are of no force or effect.  In the event of the termination of Mr. Tran’s employment due to his death or by the Company with cause (as described in the agreement), the Company agreed to pay Mr. Tran, in addition to all other compensation which he would be due, six months of salary under the agreement as severance pay (or such lesser amount of months then left on the term), and that any unvested options would be forfeited upon such termination date.  In the event of the termination of Mr. Tran’s employment either six months prior to or six months after a change of control (as defined and described in the agreement), Mr. Tran is to receive all consideration due to him as of the date of termination of the employment agreement plus, as a severance payment, all salary due to him had the employment agreement extended until the end of the stated term, any unvested options vest immediately to Mr. Tran, Mr. Tran is to receive a cash payment equal to the value of any previously expired options, and the non-compete and non-solicitation provisions of the agreement terminate and are of no force or effect. In the event the agreement is terminated due to Mr. Tran’s disability, Mr. Tran is to receive compensation due to him through the date of termination.

Pursuant to the agreements, Mr. Toevs and Mr. Tran agreed to not compete against the Company for a period of one year following the termination of their agreements and to not solicit employees of the Company for two years following the termination of their agreements.

Effective September 10, 2013, an employee of the Company was granted five year options to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.46 per share, which shall vest at the rate of 1/12th of such options at the end of each calendar quarter (beginning with September 30, 2013) that such employee is still employed by the Company, subject to the terms of the Company’s equity incentive plans.

Effective September 10, 2013, the Board of Directors approved and adopted the Company’s 2013 Equity Incentive Plan. The 2013 Equity Incentive Plan authorizes the issuance of various forms of stock-based awards, including incentive or non-qualified options, restricted stock awards, restricted units, stock appreciation rights, performance shares and other securities as described in greater detail in the 2013 Equity Incentive Plan, to the Company’s employees, officers, directors and consultants. A total of 12,000,000 shares are authorized for issuance under the 2013 Equity Incentive Plan.

In July and August 2013, the Company began a private offering of units to accredited investors, each consisting of one share of common stock and ½ of one warrant to purchase one share of common stock, which units have a sales price equal to a 20% discount to the closing price of the Company’s common stock on the date of each investor’s subscription and which warrants have an exercise price equal to 150% of the closing price on the date of each investor’s subscription.  As of the date of this filing, the Company has sold an aggregate of 647,137 units to four accredited investors at prices between $0.35 and $0.392 per unit and has raised proceeds of $246,000 from such sales.  An aggregate of 647,137 shares and warrants to purchase an aggregate of 323,570 shares of the Company’s common stock have been sold in the offering, which warrants are evidenced by Common Stock Purchase Warrants, have exercise prices from between $0.66 and $0.74 per share, a term of one year, provide cashless exercise rights in the event the shares of common stock issuable upon exercise of the warrants are not registered with the Securities and Exchange Commission and prohibit the holders thereof from exercising such warrants to the extent such exercise would result in the beneficial ownership of more than 4.99% of the Company’s common stock, subject to the holders’ right to waive such limitation with 61 days prior written notice.

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

Overview

Jammin Java, doing business as Marley Coffee, is a United States-based company that provides sustainably grown, ethically-farmed and artisan roasted gourmet coffee through multiple United States and international distribution channels. We intend to develop a significant share of these markets and achieve a leadership position by capitalizing on the global recognition of the “Marley” brand name. We hope to capitalize on the guidance and leadership of our Chairman, Rohan Marley, and to increase our sales through the marketing of products using the likeness of, and reflecting the personality of, Mr. Marley.   Additionally, through a licensing agreement with the family of the late reggae performer, Robert Nesta Marley, professionally known as Bob Marley (which family members include Rohan Marley, our Chairman and the son of Bob Marley), we are provided the worldwide right to use the name “Marley Coffee” and reasonably similar variations thereof.

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

In order to market our products in these channels, we have developed a variety of coffee products in varying formats.  The Company offers an entire line of coffee in whole bean and ground form with varying sizes including 2.5 ounce (oz), 8oz, 12oz and 2 pound (lbs) sizes.  The Company also offers a “single serve” solution with its compostable Single-Serve Pods for Bunn® and other pod-based home and office brewers.  The Company also previously launched its Marley Coffee Real Cup; compatible cartridges, for use in most models of Keurig®'s K-Cup brewing system.  The Company is also working to provide coffee vending solutions through its partner AVT, Inc.

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

In consideration for the foregoing licenses, the Company agreed to pay royalties to Fifty-Six Hope Road in an amount equal to 3% of the net sales of all Licensed Products on a quarterly basis. In addition, such royalty payments are to be deferred during the first 20 months of the term of the FSHR License Agreement, and such deferred payments shall be paid on a quarterly-basis thereafter until paid in full.  At July 31, 2013, $39,430 has been accrued for such royalty fees.

The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended January 31, 2013. We believe that for the six months ended July 31, 2013, there have been no material changes to this information.

Recent Accounting Pronouncements

For the six month period ended July 31, 2013, there were no accounting standards or interpretations issued that are expected to have a material impact on our financial position, operations or cash flows.

Products and Revenue Channels

The Company’s objective is to position Marley Coffee as the premiere brand across all of the distribution channels for which we license the use of the “Marley” name and to capitalize on the likeness of our Chairman, Rohan Marley.

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

In late November, 2012 we launched our Marley Coffee RealCups; a single serve; compatible cartridge, for use in most models of Keurig® 's K-Cup brewing system.  The coffee single serve segment is the fastest growing sector of the coffee industry and the fastest growing part of our business.  We expect RealCups to generate about half of our revenues in the near term.

We generate revenues in this category in two ways 1) by selling directly to retailers; and 2) through a licensing agreement with our roasters Mother Parkers Tea and Coffee.  For direct sales, we handle all aspects of selling, merchandising and marketing of the products to retailers.  Through the licensing agreement, our brokers or Mother Parkers Tea and Coffee, develops the relationships with retailers and handles everything from selling, merchandising, discounting, promoting and marketing and we receive a $0.03 licensing fee per cup sold.  In the first six months of fiscal 2014 we generated $84,318 in licensing fees equaling 2,810,600 RealCups sold.  The gross wholesale value if we sold the cups directly would be worth approximately $1,405,300 at $0.50 per cup.

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

Additionally, subsequent to the end of fiscal 2013, we affected three transactions with Ironridge, defined and described in greater detail below under “Funding and Financing Agreements” – “Ironridge Transactions”, pursuant to which $4,795,802 in accounts payable and accrued expenses owed by us to various parties, which was purchased by Ironridge, will be satisfied by the issuance of shares of our common stock, and came off our balance sheet significantly improving our liquidity.  In July and August 2013, we also raised $246,000 through the sale of units (described in greater detail below under “Funding and Financing Agreements” – “Private Placement”).

Moving forward throughout fiscal 2014, we hope to expand our operations into new markets and into new retail grocery locations, leverage the Trademarks and create additional brand awareness for our products.

Throughout fiscal 2013, the Company issued shares of common stock in consideration for services rendered to its officers, directors and employees in an effort to maximize its cash on hand and improve liquidity, which practice the Company has continued in the beginning of fiscal 2014.  The Company has also accrued salaries for several of its officers and employees and will continue accruing such salaries or paying such salaries in shares of Form S-8 common stock until it has sufficient available funds to pay such salaries in cash. As the Company continues to grow it will need to raise additional cash in order to maintain its growth and fund its operations.  If the Company is unable to access additional capital moving forward, it will hurt our ability to maintain growth and possibly jeopardize our ability to maintain our current operations. There can be no assurance that the Company will be able to increase sales, reduce expenses or obtain additional financing, if necessary, at a level to meet its current obligations to continue as a going concern.

RESULTS OF OPERATIONS

Results of Operations

Comparison of the Three Months Ended July 31, 2013 and 2012

Sales Revenue. Sales revenues for the three months ended July 31, 2013 and 2012 were $1,605,438 and $559,485, respectively, which represents an increase of $1,045,953 or 187% from the prior period.  Sales revenue increased as a result of the Company's continued expansion into the retail grocery market and its continued growth of other business verticals.  The Company grew from a 2% grocery retail market share to being authorized to sell in approximately 7,500 stores which represents approximately a 19% retail grocery market share from July 31, 2012 to July 31, 2013.

Cost of Sales. Cost of sales for the three months ended July 31, 2013 and 2012 were $1,133,359 and $492,728, respectively, which represents an increase of $640,631 or 130%, which was mostly attributed to increased sales, especially of items with larger profit margins.

Compensation and Benefit Expenses. Compensation and benefits for the three months ended July 31, 2013 and 2012, were $411,996 and $635,066, respectively, which represented a decrease of $223,070 or 35% from the prior period. The decrease was mostly the result of a decrease in stock compensation expenses and executive officer payroll.

Selling and Marketing Expenses. Selling and marketing expenses for the three months ended July 31, 2013 and 2012, were $37,719 and $124,994, respectively, which represents a decrease of $87,275 or 70% from the prior period. The decrease was principally the result of a large marketing campaign done in the prior period and not in the current period. As the business has developed, the customer base has increased and sales have grown more organically. We anticipate, however, experiencing significant marketing expenses throughout 2014 as we will seek to expand our customer base even more and build out the Company brand.

General and Administrative Expenses.   General and administrative expenses for the three months ended July 31, 2013 and 2012, were $416,946 and $277,712, respectively, which represents an increase of $139,234 or 50% from the prior period. The increase was principally the result of overall increased expansion of the business and the need to support that expansion mostly through professional fees and payroll. General and administrative expense also increased due to increased corporate reporting expenses and increased insurance expenses.

Other Income (Expense).  We had other expense of $319,321 for the three months ended July 31, 2013, compared to no other expense for the three months ended July 31, 2012.  Other expense for the three months ended July 31, 2013 was in connection with the two Ironridge transactions completed during the period (described below) which caused a loss on extinguishment of debt from the issuance of shares but which are also subject to true-ups after the applicable “calculation periods” (see Note 9 to the financial statements included herein). We also had interest expense of $1,176 for the three months ended July 31, 2013, compared to interest expense of $15,320 for the three months ended July 31, 2012.  Interest expense decreased due to the acquisition of our outstanding interest bearing liabilities by Ironridge and the settlement of such debt through the issuance of common stock.

Net Loss. We incurred a net loss of $715,079 and $986,232 for the three months ended July 31, 2013 and 2012, respectively, a decrease in net loss of $271,153 or 27% from the prior period. The principal reason for the decrease in net loss is increased sales revenue and lower operating expenses offset by higher cost of sales and the recognition of loss on extinguishment of debt from the Ironridge transactions (described below). Non-cash payments of common stock included in net loss for the three months ended July 31, 2013 and 2012 were $4,291,634 and $0, respectively.

Comparison of the Six Months Ended July 31, 2013 and 2012

Sales Revenue. Sales revenues for the six months ended July 31, 2013 and 2012 were $2,422,487 and $869,099, respectively, which represents an increase of $1,553,388 or 179% from the prior period. Sales revenue increased as a result of the Company's continued expansion into the retail grocery market and its continued growth of other business verticals.  The Company grew from a 2% grocery retail market share to being authorized to sell in approximately 7,500 stores which represents approximately a 19% retail grocery market share from July 31, 2012 to July 31, 2013.

Cost of Sales. Cost of sales for the six months ended July 31, 2013 and 2012 were $1,451,520 and $727,261, respectively, which represents an increase of $724,259 or 100%, which was mostly attributed to increased sales, especially of items with larger profit margins.

Compensation and Benefit Expenses. Compensation and benefits for the six months ended July 31, 2013 and 2012, were $687,153 and $1,210,729, respectively, which represented a decrease of $523,576 or 43% from the prior period. The decrease was mostly a result from a decrease of stock compensation expenses and executive officer payroll.

Selling and Marketing Expenses. Selling and marketing expenses for the six months ended July 31, 2013 and 2012, were $123,932 and $302,772, respectively, which represents a decrease of $178,840 or 59% from the prior period. The decrease was principally the result of a large marketing campaign done in the prior period and not in the current period. As the business has developed, the customer base has increased and sales have grown more organically. We anticipate, however, experiencing significant marketing expenses throughout 2014 as we will seek to expand our customer base even more and build out the Company brand.

General and Administrative Expenses.  General and administrative expenses for the six months ended July 31, 2013 and 2012, were $868,748 and $493,772, respectively, which represents an increase of $374,440 or 76% from the prior period. The increase was principally the result of overall increased expansion of the business and the need to support that expansion mostly through professional fees and payroll. General and administrative expense also increased due to increased corporate reporting expenses and increased insurance expenses.

Other Income (Expense).  We had other expense of $316,186 for the six months ended July 31, 2013, compared to no other expense for the six months ended July 31, 2012.  Other expense for the six months ended July 31, 2013 was in connection with the Ironridge transactions that caused a loss on extinguishment of debt from the issuance of shares but which are subject to certain true-ups after the applicable “calculation periods” (other than the first transaction which true up has already occurred)(see Note 9 to the financial statements included herein) and the gain on derivatives pertaining to TCA. We also had interest expense of $108,748 for the six months ended July 31, 2013, compared to interest expense of $15,389 for the six months ended July 31, 2012.  Interest expense increased due to the recognition of deferred financing costs and the debt discount related to the July 19, 2012 credit agreement with TCA Global Credit Master Fund, LP (“TCA”), effective June 29, 2012 (the “Credit Agreement”), pursuant to which TCA agreed to loan us up to $2 million, of which $350,000 was borrowed on July 19, 2012, which amount was repaid in connection with the March 2013 Stipulation, described below under “Ironridge Transactions”, pursuant to which Ironridge purchased the outstanding debt which we owed to TCA and also purchased $100,000 of outstanding liabilities relating to 588,235 shares of our common stock originally issued to TCA, which shares TCA returned to the Company for cancellation and which shares were cancelled in May 2013.

Net Loss. We incurred a net loss of $1,133,726 and $1,880,411 for the six months ended July 31, 2013 and 2012, respectively, a decrease in net loss of $746,685 or 40% from the prior period. The principal reason for the decrease in net loss is increased sales revenue and lower operating expenses offset by higher cost of sales and the recognition of loss on extinguishment of debt from the Ironridge transactions (described below). Non-cash payments of common stock included in net loss for the six months ended July 31, 2013 and 2012 were $6,712,497 and $0, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations primarily through the issuance of our common stock.

The following table presents details of our working capital and cash and cash equivalents:

	July 31, 2013	January 31, 2013	Increase / (Decrease)
Working Capital	$4,368,594	$(667,292)	$5,035,886
Cash	$410,061	$-	$410,061

At July 31, 2013, we had total assets of $6,155,612 and total liabilities of $1,020,160. Our current sources of liquidity include our existing cash and cash equivalents and cash from operations and funds raised through the sale of common stock and warrants in private placements (as described in greater detail below). For the six months ended July 31, 2013, although we generated sales of $2,422,487 we had a net loss of $1,133,726. Included in this loss were non-cash payments of common stock totaling $577,053.

Total current assets of $5,388,754 as of July 31, 2013 included cash of $410,061, accounts receivable of $1,629,165, notes receivable – related party of $2,724, inventory of $2,982,303, and prepaid expenses of $364,501.

We had total assets as of July 31, 2013 of $6,155,612 which included the total current assets of $5,388,754, $69,808 of property and equipment, net, $681,334 of license agreement, representing the value of the FSHR License Agreement and $15,716 of other assets.

We had total liabilities of $1,020,160 as of July 31, 2013, which were solely current liabilities and included $876,197 of accounts payable, $53,253 of accrued expenses, $84,503 of accrued expenses – related party, and $6,207 of note payable.

As of the filing of this report, we believe that our cash position, the funds raised through our ongoing offering, and the revenues we generate will be sufficient to meet our working capital needs for approximately the next twenty four months based on the pace of our planned activities.

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

In March, May and July 2013, we affected the transactions with Ironridge, described in greater detail below, pursuant to which an aggregate of $4,795,802 in accounts payable and accrued expenses owed by us to various parties, which was purchased by Ironridge, has and will be satisfied by the issuance of shares of our common stock, has and will come off our balance sheet and will significantly improve our liquidity.

From time to time, we may attempt to raise capital through either equity or debt offerings.  In July and August 2013, we raised $246,000 through the sale of units, described in greater detail below. Our capital requirements will depend on many factors, including, among other things, the rate at which our business grows, with corresponding demands for working capital and expansion capacity. We could be required, or may elect, to seek additional funding through public or private equity, debt financing or bank financing. However, a credit facility, or additional funds through public or private equity or other debt financing, may not be available on terms acceptable to us or at all, or that any such financing activity would not be dilutive to our stockholders. Without additional funds and/or increased revenues, we may not be able to expand our business as planned.

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

Cash Flows

	Six Months Ended
	July 31, 2013	July 31, 2012
Net cash provided by (used in) operating activities	$671,857	$(738,819)
Net cash provided by (used in) investing activities	$11,526	$(14,764)
Net cash (used in) provided by financing activities	$(273,322)	$219,256

Operating Activities

Compared to the corresponding period in 2012, net cash provided by operating activities increased by $1,410,676 for the six months ended July 31, 2013. The increase was primarily due to $1,734,276 of decrease in accounts payable, $577,053 of common stock issued for services and $423,132 of share based employee compensation, offset by $1,213,444 of decrease in accounts receivable and $1,133,726 of net loss.

Investing Activities

Compared to the corresponding period in fiscal 2012, net cash provided by investing activities increased by approximately $26,290 due primarily to restricted cash received in connection with the termination of our sweep fund account with TCA Global Master Fund, as discussed below.

Financing Activities

Compared to the corresponding period in fiscal 2012, net cash used in financing activities increased by approximately $492,578 for the six months ended July 31, 2013 primarily because of the the repayment of promissory notes offset by the sale of common stock.

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

Funding and Financing Agreements

Ironridge Transactions

On March 6, 2013, May 24, 2013 and July 26, 2013, pursuant to three separate orders setting forth stipulated settlements (the “Orders” and the “Stipulations”) issued by the Superior Court of the State of California for the County of Los Angeles – Central District (the “Court”), Ironridge Global IV, Ltd. (“Ironridge”), who had previously purchased a total of $1,017,744, $1,278,058 and $2,499,372, respectively, in accounts payable and accrued expenses (each, the “Claim”) owed by us to various parties, was issued shares of our common stock (each the “Initial Issuance”) in satisfaction of such accounts payable and accrued expenses, which amounts came off our balance sheet and significantly improved our liquidity. The accounts payable and accrued expenses represented amounts originally owed by us to various creditors in connection with trade payables, the purchase of property and equipment, prior credit agreements, and attorneys’ fees.  The shares issued in the Initial Issuances, totaling 7,000,000, 5,000,000 and 5,000,000 shares, respectively, are subject to adjustment based on the closing prices of our common stock during certain calculation periods (as described in greater detail in the Current Reports on Form 8-K filed with the Securities and Exchange Commission on March 8, 2013, May 15, 2013 and July 30, 2013, respectively and Note 8 to the financial statements above).  In July 2013, in connection with the true up associated with the March 2013 Ironridge transaction and pursuant to the terms of the March 2013 Stipulation, Ironridge returned 1,646,488 shares of the Company’s common stock to the Company for cancellation, which shares were cancelled in July 2013.

Additionally, as a result of each Stipulation, we agreed that at no time shall shares of common stock be issued to Ironridge and its affiliates which would result in them owning or controlling more than 9.99% of the Company’s outstanding common stock.  We also agreed pursuant to each Stipulations that (a) until at least one half of the total trading volume for each respective calculation period has traded, we would not, directly or indirectly, enter into or effect any split or reverse split of our common stock; (b) until at least thirty days from the date each Order was approved, we would not, directly or indirectly, issue any securities pursuant to a Form S-8 registration statement; and (c) until at least six months from the date each Order was approved, we would not, directly or indirectly, issue or sell any free trading securities for financing purposes; provided that in lieu of convent (c) above, for the July 2013 Stipulation, we instead agreed that until at least 180 days after the end of the applicable calculation period, (a) we would not issue, sell or agree to issue or sell any securities to any person other than Ironridge or its affiliates, except for: (A) common stock, options or warrants to employees, officers, consultants or directors pursuant to Employee Stock Ownership Plans, or (B) restricted common stock, in transactions with strategic industry, business or operating partners that provide benefits other than the investment of funds, issued at a fixed price not subject to any adjustment, reset or variable element of any kin.

The result of the Orders and Stipulations is that a total of $4,795,802 in accounts payable and accrued expenses owed by us to various parties, which was purchased by Ironridge was satisfied by the issuance of shares of our common stock as provided above, came off our balance sheet and significantly improved our liquidity.

Private Placement

In July and August 2013, the Company began a private offering of units to accredited investors, each consisting of one share of common stock and ½ of one warrant to purchase one share of common stock, which units have a sales price equal to a 20% discount to the closing price of the Company’s common stock on the date of each investor’s subscription and which warrants have an exercise price equal to 150% of the closing price on the date of each investor’s subscription.  As of the date of this filing, the Company has sold an aggregate of 647,137 units to four accredited investors at prices between $0.35 and $0.392 per unit and has raised proceeds of $246,000 from such sales.  An aggregate of 647,137 shares and warrants to purchase an aggregate of 323,570 shares of the Company’s common stock have been sold in the offering, which warrants are evidenced by Common Stock Purchase Warrants, have exercise prices from between $0.66 and $0.74 per share, a term of one year, provide cashless exercise rights in the event the shares of common stock issuable upon exercise of the warrants are not registered with the Securities and Exchange Commission and prohibit the holders thereof from exercising such warrants to the extent such exercise would result in the beneficial ownership of more than 4.99% of the Company’s common stock, subject to the holders’ right to waive such limitation with 61 days prior written notice.

Off-Balance Sheet Arrangements

As part of our on-going business, we have not participated in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangement or other contractually narrow or limited purposes. As of July 31, 2013, we are not involved in any material unconsolidated SPEs.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Accounting and Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

A material weakness is a deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at July 31, 2013:

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

Management believes that the material weaknesses set forth in items (1) through (4) above did not have an effect on the Company's financial reporting during the three months ended July 31, 2013.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended July 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As described in greater detail above under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” - “Funding and Financing Agreements” – “Ironridge Transactions”, in March 2013, May 2013 and July 2013, we issued 7,000,000, 5,000,000 and 5,000,000 shares of common stock, respectively, to Ironridge in connection with the Orders and Stipulations, which are subject to adjustment as discussed above.  In July 2013, in connection with the true up associated with the March 2013 Ironridge transaction and pursuant to the terms of the March 2013 Stipulation, Ironridge returned 1,646,488 shares of the Company’s common stock to the Company for cancellation, which shares were cancelled by the Company in July 2013.

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

In May 2013 and August 2013, we issued 30,000 shares of restricted common stock (60,000 shares in aggregate) to a consultant for services valued at $9,600 and $15,000, respectively, each in consideration for three months of general corporate consulting, social media and investor relations services provided to the Company by the consultant.

In August 2013, we issued a consultant 60,000 shares of restricted common stock valued at $24,000 (and paid such consultant $10,000 in cash) in connection with investor relations services agreed to be provided by the consultant.

The Company claims an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Act”) for these issuances because, among other things, the transactions did not involve a public offering, each investor had access to information about the Company and their investment, each investor took the respective security for investment and not resale and the Company took appropriate measures to restrict the transfer of the securities. None of these securities may be re-offered or resold absent either registration under the Act or the availability of an exemption from the registration requirement.

In July and August 2013, the Company began a private offering of units to accredited investors, each consisting of one share of common stock and ½ of one warrant to purchase one share of common stock, which units have a sales price equal to a 20% discount to the closing price of the Company’s common stock on the date of each investor’s subscription and which warrants have an exercise price equal to 150% of the closing price on the date of each investor’s subscription.  As of the date of this filing, the Company has sold an aggregate of 647,137 units to four accredited investors at prices between $0.35 and $0.392 per unit and has raised proceeds of $246,000 from such sales.  An aggregate of 647,137 shares and warrants to purchase an aggregate of 323,570 shares of the Company’s common stock have been sold in the offering, which warrants are evidenced by Common Stock Purchase Warrants, have exercise prices from between $0.66 and $0.74 per share, a term of one year, provide cashless exercise rights in the event the shares of common stock issuable upon exercise of the warrants are not registered with the Securities and Exchange Commission and prohibit the holders thereof from exercising such warrants to the extent such exercise would result in the beneficial ownership of more than 4.99% of the Company’s common stock, subject to the holders’ right to waive such limitation with 61 days prior written notice.

The Company claims an exemption from registration provided by Section 4(2) and Rule 506 of the Act for these issuances and grants, because, among other things, the transactions did not involve a public offering, each investor was an accredited investor, each investor had access to information about the Company and their investment, each investor took the respective security for investment and not resale and the Company took appropriate measures to restrict the transfer of the securities. None of these securities may be re-offered or resold absent either registration under the Act or the availability of an exemption from the registration requirement.

Effective on September 10, 2013, the Company issued 200,000 shares of common stock (100,000 shares each) to Brent Toevs, its Chief Executive Officer and Anh Tran, its President and Chief Operating Officer, under the Company’s 2012 Equity Incentive Plan, which shares were previously registered by the Company on Form S-8.  Also effective September 10, 2013, the Company granted five year options to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $0.46 per share, with options to purchase 666,666 shares vesting on August 1, 2014 and options to purchase 666,667 shares vesting on August 1, 2014 and 2015, respectively, subject to the terms of the Company’s Equity Incentive Plans to each of Mr. Toevs, Mr. Tran and Rohan Marley, the Company’s Chairman (6,000,000 options in aggregate), which options were granted under the Company’s 2013 Equity Incentive Plan, described in greater detail under “Item 5. Other Information”, below), which plan and shares issuable thereunder the Company plans to register on Form S-8 shortly after this filing.  The shares and options issued and granted to Mr. Toevs and Mr. Tran were in connection with the Amended and Restated Employment Agreements entered into between the Company and such individuals, described in greater detail under “Item 5. Other Information”, below.

Effective September 10, 2013, an employee of the Company was granted five year options to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.46 per share, which shall vest at the rate of 1/12th of such options at the end of each calendar quarter (beginning with September 30, 2013) that such employee is still employed by the Company, subject to the terms of the Company’s equity incentive plans, which options were granted under the Company’s 2013 Equity Incentive Plan, described in greater detail under “Item 5. Other Information”, below), which plan and shares issuable thereunder the Company plans to register on Form S-8 shortly after this filing.

The Company claims an exemption from registration provided by Section 4(2) of the Act for the non-registered grants, because, among other things, the transactions did not involve a public offering, each recipient was either an officer, director or employee of the Company and had access to information about the Company and their investment, each recipient took the respective security for investment and not resale and the Company took appropriate measures to restrict the transfer of the securities.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On September 10, 2013, the Company entered into Amended and Restated Employment Agreements with its Chief Executive Officer, Brent Toevs and its President and Chief Operating Officer, Anh Tran.  The Amended and Restated Employment Agreements amended, restated and replaced the prior employment agreements of Mr. Toevs and Mr. Tran effective August 8, 2011 and August 5, 2011, respectively.  The Amended and Restated Employment Agreements each have a term extending until August 1, 2016.  The changed or modified terms of Mr. Toevs’ and Mr. Tran’s employment agreements are summarized below.

Brent Toevs’ Amended and Restated Employment Agreement

Mr. Toevs’ Amended and Restated Employment Agreement provides for him to receive a yearly salary of $192,390, with ten percent (10%) annual increases; annual bonuses in the discretion of the Board of Directors; and up to $10,000 per year for contribution, up to the maximum U.S. Federal amount, to his Individual Retirement Account.  Mr. Toevs was issued 100,000 shares of the Company’s common stock in consideration for agreeing to the terms of the amended agreement and was granted five year options to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $0.46 per share, with options to purchase 666,666 shares vesting on August 1, 2014 and options to purchase 666,667 shares vesting on August 1, 2014 and 2015, respectively, subject to the terms of the Company’s equity incentive plans.

In the event of termination of Mr. Toevs’ employment by the Company without cause or by Mr. Toevs for good reason (each as described in the agreement), the Company agreed to pay Mr. Toevs, in addition to all other compensation which he would be due, twelve months of salary under the agreement as severance pay (or such lesser amount of months then left on the term), and that all unvested options would vest to Mr. Toevs immediately. In the event of the termination of the agreement by the Company without cause or by Mr. Toevs for good reason, the non-compete and non-solicitation provisions (described below) of the agreement terminate and are of no force or effect.   In the event of the termination of Mr. Toevs’ employment due to his death or by the Company with cause (as described in the agreement), the Company agreed to pay Mr. Toevs, in addition to all other compensation which he would be due, six months of salary under the agreement as severance pay (or such lesser amount of months then left on the term), and that any unvested options would be forfeited upon such termination date.  In the event of the termination of Mr. Toevs’ employment either six months prior to or six months after a change of control (as defined and described in the agreement), Mr. Toevs is to receive all consideration due to him as of the date of termination of the employment agreement plus, as a severance payment, all salary due to him had the employment agreement extended until the end of the stated term, any unvested options shall vest immediately, Mr. Toevs’ is to receive a cash payment equal to the value of any previously expired options, and the non-compete and non-solicitation provisions of the agreement terminate and are of no force or effect.  In the event the agreement is terminated due to Mr. Toevs’ disability, Mr. Toevs is to receive compensation due to him through the date of termination.

Pursuant to the agreement, Mr. Toevs agreed to not compete against the Company for a period of one year following the termination of the agreement and to not solicit employees of the Company for two years following the termination of the agreement.

Anh Tran’s Amended and Restated Employment Agreement

Mr. Tran was issued 100,000 shares of the Company’s common stock in consideration for agreeing to the terms of the amended agreement and was granted five year options to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $0.46 per share, with options to purchase 666,666 shares vesting on August 1, 2014 and options to purchase 666,667 shares vesting on August 1, 2014 and 2015, respectively, subject to the terms of the Company’s equity incentive plans.

In the event of termination of Mr. Tran’s employment by the Company without cause or by Mr. Tran for good reason (each as described in the agreement), the Company agreed to pay Mr. Tran, in addition to all other compensation which he would be due, twelve months of salary under the agreement as severance pay (or such lesser amount of months then left on the term), and that all unvested options would vest to Mr. Tran immediately.  In the event of the termination of the agreement by the Company without cause or by Mr. Tran for good reason, the non-compete and non-solicitation provisions of the agreement (described below) terminate and are of no force or effect.  In the event of the termination of Mr. Tran’s employment due to his death or by the Company with cause (as described in the agreement), the Company agreed to pay Mr. Tran, in addition to all other compensation which he would be due, six months of salary under the agreement as severance pay (or such lesser amount of months then left on the term), and that any unvested options would be forfeited upon such termination date.  In the event of the termination of Mr. Tran’s employment either six months prior to or six months after a change of control (as defined and described in the agreement), Mr. Tran is to receive all consideration due to him as of the date of termination of the employment agreement plus, as a severance payment, all salary due to him had the employment agreement extended until the end of the stated term, any unvested options vest immediately to Mr. Tran, Mr. Tran is to receive a cash payment equal to the value of any previously expired options, and the non-compete and non-solicitation provisions of the agreement terminate and are of no force or effect. In the event the agreement is terminated due to Mr. Tran’s disability, Mr. Tran is to receive compensation due to him through the date of termination.

Pursuant to the agreement, Mr. Tran agreed to not compete against the Company for a period of one year following the termination of the agreement and to not solicit employees of the Company for two years following the termination of the agreement.

2013 Equity Incentive Plan

Effective September 10, 2013, the Board of Directors approved and adopted the Company’s 2013 Equity Incentive Plan. The 2013 Equity Incentive Plan authorizes the issuance of various forms of stock-based awards, including incentive or non-qualified options, restricted stock awards, restricted units, stock appreciation rights, performance shares and other securities as described in greater detail in the 2013 Equity Incentive Plan, to the Company’s employees, officers, directors and consultants. A total of 12,000,000 shares are authorized for issuance under the 2013 Equity Incentive Plan.

Lease Agreement

On June 25, 2013, and effective August 1, 2013, we entered into a lease agreement for office space located at 4730 Tejon Street, Denver, Colorado 80211.  The office space encompasses approximately 4,800 square feet.  The lease has a term of 36 months expiring on July 31, 2016, provided that we have two additional three year options to renew the lease after the end of the initial term.  Rent during the first three year option period escalates at the rate of 4% per year (starting with the last monthly rental cost of the initial term of the agreement, described below), and rent during the second three year option period will be at a rental cost mutually agreed by the Company and the landlord.  Rent due under the initial term of the agreement is as follows:

•	$7,858 per month from August 1, 2013 to July 31, 2014;
•	$8,172 per month from August 1, 2014 to July 31, 2015; and
•	$8,499 per month from August 1, 2015 to July 31, 2016.

Effective August 1, 2013, in connection with our entry into the office space lease described above, we moved our principal place of business to Denver, Colorado.

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

JAMMIN JAVA CORP.

Dated: September 12, 2013	By: /s/ Brent Toevs
Brent Toevs
Chief Executive Officer
(Principal Executive Officer)

JAMMIN JAVA CORP.

Dated: September 12, 2013	By: /s/ Anh Tran
Anh Tran
President, Secretary and Treasurer
(Principal Accounting and Financial Officer)

Exhibit Index

Exhibit Number	Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form SB-2 filed August 3, 2005)

3.2	Bylaws (incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form SB-2 filed August 3, 2005)

3.3	Certificate of Change Pursuant to NRS 78.209 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K/A filed October 25, 2007)

3.4	Articles of Merger (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form8-K filed March 12, 2008)

3.5	Articles of Merger (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed September 17, 2009)

3.6	Certificate of Change Pursuant to NRS 78.209 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed March 4, 2010)

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form SB-2 filed August 3, 2005)

4.2	2011 Equity Compensation Plan (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed August 10, 2011)

4.3	2012 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 of the Company’s Form S-8 Registration Statement filed November 9, 2012)

4.4*	2013 Equity Incentive Plan

4.5*	Form of Common Stock Purchase Warrant (August 2013 Offering)

10.1	Trademark License Agreement, dated as of March 31, 2010, by and between Marley Coffee, LLC and the Company (incorporated by reference to the Company’s Annual Report on Form 10-K filed May 17, 2011)

10.2**
Supply and Toll Agreement, dated as of April 28, 2010, between Canterbury Coffee Corporation and the Company (incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K filed May 17, 2011)

10.3
Exclusive Sales and Marketing Agreement, dated as of April 25, 2011, by and between National Coffee Service & Vending and the Company (incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-K filed May 17, 2011)

10.4
Share Issuance Agreement, dated as of December 22, 2010, between Straight Path Capital and the Company (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 5, 2011)

10.5**
First Amendment to Supply and Toll Agreement, dated as of May 12, 2011, by and between Canterbury Coffee Corporation and the Company (incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K filed May 17, 2011)

10.6
Amendment to Trademark License Agreement, dated as of August 5, 2011, by and between Marley Coffee, LLC and the Company (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 10, 2011)

10.7
Consulting Agreement, dated as of August 6, 2011, by and between Shane Whittle and the Company (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed August 10, 2011)

10.8
Grant of Contractor Stock Option, dated as of August 11, 2011, from the Company to Shane Whittle(incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K/A filed August 11, 2011)

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

10.22	License Agreement with Fifty-Six Hope Road Music Limited dated September 13, 2012 (incorporated by reference to Exhibit 10.7 of the Company’s Amended Report on Form 10-Q/A, filed on October 4, 2012)

10.23*	Form of Subscription Agreement (August 2013 Offering)

10.24*	Amended and Restated Employment Agreement with Brent Toevs (August 2013)

10.25*	Amended and Restated Employment Agreement with Anh Tran (August 2013)

10.26*	Lease Agreement (June 2013) – 4730 Tejon Street, Denver, Colorado 80211

14.1	Code of Business Conduct and Ethics, adopted October 1, 2008 (incorporated by reference to Exhibit 14.1 of the Company’s Annual Report on Form 10-K filed May 17, 2011)

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Accounting and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1****	Certifications of the Principal Executive Officer and the Principal Accounting and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

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