Form 10-Q
period 2013-10-31
JAMMIN JAVA CORP.
filed 2013-12-16
CIK 1334586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013

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

At December 11, 2013, there were 102,360,125 shares of the issuer’s common stock outstanding.

Jammin Java Corp.

For the Three and Nine months Ended October 31, 2013 and 2012

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

JAMMIN JAVA CORP.
BALANCE SHEETS

	October 31,	January 31,
	2013	2013
	(Unaudited)
Assets
Current Assets:
Cash	$806,414	$-
Restricted cash	-	65,382
Accounts receivable	2,661,906	415,721
Notes receivable - related party	2,724	-
Inventory	2,249,684	-
Prepaid expenses	217,979	173,264
Other current assets	26,160	24,387
Total Current Assets	5,964,867	678,754

Property and equipment, net	182,668	19,705
License agreement	669,167	705,667
Deferred financing costs	-	43,490
Other assets	15,716	-
Total Assets	$6,832,418	$1,447,616
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$1,201,255	$762,663
Payable to Ironridge in common shares	1,395,025	-
Accounts payable - related party	-	2,258
Accrued royalty - related party	162,245	-
Accrued expenses	137,352	92,586
Accrued expenses - related party	21,000	30,073
Bank Overdraft	-	8,931
Notes payable - Related party	-	9,454
Secured promissory note - net of discount of $-0- and $29,925, respectively	-	320,075
Notes payable	4,965	-
Derivative liability	-	120,006
Total Current Liabilities	2,921,842	1,346,046

Total Liabilities	2,921,842	1,346,046

Stockholders' Equity:
Common stock, $.001 par value, 5,112,861,525 shares authorized; 95,388,136 and 79,373,546 shares issued and outstanding, as of October 31, 2013 and January 31, 2013, respectively	95,388	79,377
Additional paid-in-capital	13,386,283	7,081,011
Accumulated deficit	(9,571,095)	(7,058,818)
Total Stockholders' Equity	3,910,576	101,570

Total Liabilities and Stockholders' Equity	$6,832,418	$1,447,616

See accompanying notes to financial statements

JAMMIN JAVA CORP.
STATEMENTS OF OPERATIONS

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$2,193,118	$536,055	$4,615,605	$1,405,154

Cost of sales:
Cost of sales products	1,382,067	382,741	2,833,587	1,110,002
Total cost of sales	1,382,067	382,741	2,833,587	1,110,002

Gross Profit	$811,051	$153,314	$1,782,018	$295,152

Operating Expenses:
Compensation and benefits	686,241	567,668	1,373,394	1,778,397
Selling and marketing	15,777	191,566	139,709	494,338
General and administrative	758,635	237,774	1,627,383	731,546
Impairment of license	-	36,000	-	36,000
Total operating expenses	1,460,653	1,033,008	3,140,486	3,040,281

Other income (expense):
Other expense (Including loss on extinguishment of liabilities of $1,120,593)	(728,705)	(11,200)	(1,044,891)	(11,200)
Interest income	-	48	-	461
Interest (expense)	(244)	(53,896)	(108,918)	(69,285)
Total other income (expense)	(728,949)	(65,048)	(1,153,809)	(80,024)

Net Loss	$(1,378,551)	$(944,742)	$(2,512,277)	$(2,825,153)

Net loss per share:
Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.03)	$(0.04)

Weighted average common shares outstanding - basic and diluted	96,466,602	77,618,723	90,255,429	77,037,802

See accompanying notes to financial statements

JAMMIN JAVA CORP.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended October 31,
	2013	2012
Cash Flows From Operating Activities:
Net loss	$(2,512,277)	$(2,825,153)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	860,840	137,501
Shared-based employee compensation	741,104	1,462,613
Depreciation	7,003	4,456
Amortization of license agreement	36,500	-
Amortization of debt discount and deferred financing costs	43,490	52,761
Loss on extinguishment of liabilities	1,120,593	-
Impairment of license	-	36,000
Changes in:
Accounts receivable	(2,246,185)	(352,489)
Notes receivable - related party	(2,724)	-
Inventory	(2,249,684)	-
Prepaid expenses and other current assets	(46,488)	15,700
Other assets - long term	(15,716)	-
Accounts payable	5,346,350	455,914
Accrued expenses	35,693	(56,174)
Bank Overdraft	(8,931)	-
Derivative liability	(120,006)	71,050
Net cash provided by (used in) operating activities	989,562	(997,821)

Cash Flows From Investing Activities:
Purchases of property and equipment	(169,966)	(16,129)
Restricted cash	65,382	(12,819)
Net cash (used in) investing activities	(104,584)	(28,948)

Cash Flows From Financing Activities:
Common stock issued for cash	196,000	-
Repayment on notes payable - related party	(11,825)	(31,560)
Advances from related parties	2,371	2,500
Proceeds from sale of common stock	50,000	-
Repayment on promissory note	(350,000)	350,000
Payment of financing costs	-	(63,700)
Financing on short term debt	34,890	(57,288)
Net cash (used in) provided by financing activities	(78,564)	199,952

Net change in cash	806,414	(826,817)
Cash at beginning of period	-	835,878
Cash at end of period	$806,414	$9,061

Supplemental Cash Flow Information:
Cash paid for interest	$54,103	$54,103
Cash paid for income taxes	$-	$-

Non-Cash Transactions:
Financed insurance policy	$12,414	$15,280
Extinguishment of debt for stock	$4,747,771	$-

See accompanying notes to financial statements

JAMMIN JAVA CORP.
NOTES TO FINANCIAL STATEMENTS
October 31, 2013
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

Cash and Cash Equivalents. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of October 31, 2013, the Company had $806,414 of cash equivalents. Additionally, no interest income was recognized for the three and nine months ended October 31, 2013. As of October 31, 2013, the Company held no auction rate securities.

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

Allowance for Doubtful Accounts. The Company does not require collateral from its customers with respect to accounts receivable. The Company determines any required allowance by considering a number of factors, including the length of time accounts receivable are past due. The Company’s policy is to provide reserves for accounts receivable when they become uncollectible. Historically, the Company has experienced minimal losses from collections.  Accordingly, the Company has determined that no allowance for doubtful accounts was required at October 31, 2013.

Inventories. Inventories are stated at the lower of cost or market. Cost is computed using weighted average cost, which approximates actual cost, on a first-in, first-out basis. Inventories on hand are evaluated on an on-going basis to determine if any items are obsolete or in excess of future needs. Items determined to be obsolete are reserved for. The Company provides for the possible inability to sell its inventories by providing an excess inventory reserve. As of October 31, 2013 the Company determined that no reserve was required.

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

Depreciation was $3,251 and $7,003 for the three and nine months ended October 31, 2013, respectively.  Depreciation was $746 and $4,456 for the three and nine months ended October 31, 2012, respectively.

Impairment of Long-Lived Assets. Long-lived assets consist of a license agreement and property and equipment. The license agreement is reviewed for impairment at least annually whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable (see Note 5). Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their estimated fair values. Management evaluated the carrying value of long-lived assets including the license and determined that no impairment existed at October 31, 2013.

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

Earnings or Loss Per Common Share. Basic earnings per common share equals net earnings or loss divided by the weighted average of shares outstanding during the year. Diluted earnings per share includes the impact on dilution from all contingently issuable shares, including options, warrants and convertible securities. The common stock equivalents from contingent shares are determined by the treasury stock method. The Company incurred a net loss for the nine months ended October 31, 2013 and 2012, respectively. In addition, basic and diluted earnings per share for such periods are the same because all potential common equivalent shares would be anti-dilutive including the 17,160,000 outstanding options as of October 31, 2013.

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

The Company incurred a net loss of $2,512,277 for the nine months ended October 31, 2013, and has an accumulated deficit since inception of $9,571,095. The Company has a history of losses and has only recently begun to generate revenue as part of its principal operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The operations of the Company have primarily been funded by the issuance of its common stock. The Company may, in the future, need to secure additional funds through future equity sales. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.

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

Note 4 – Inventories

Inventories were comprised of:

	October 31,	January 31,
	2013	2013
Finished Goods - Coffee	$2,249,684	$-
	2,249,684	-

Note 5 - Trademark License Agreements

	October 31,	January 31,
	2013	2013
License Agreement	$766,000	$766,000
Impairment	(36,000)	(36,000)
Accumulated amortization	(60,833)	(24,333)
License Agreement, net	669,167	705,667

The license term and corresponding amortization period is fifteen years. Amortization expense consists of the following:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
License Agreement	$12,067	$-	$36,500	$-
Total License Agreement Amortization Expense	$12,067	$-	$36,500	$-

As of October 31, 2013, the remaining useful life of the Company's license agreement was approximately 14 years. The following table shows the estimated amortization expense for the remaining current fiscal year, each of the four succeeding fiscal years and thereafter.

Years Ending January 31,
2014	$12,169
2015	48,667
2016	48,667
2017	48,667
2018	48,667
Thereafter	462,330
Total	$669,167

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

Note 7 - Related Party Transactions

Transactions with Marley Coffee Ltd

During the three and nine months ended October 31, 2013, the Company made purchases of $391,825 and $768,960 from Marley Coffee Ltd. ("MC") a producer of Jamaican Blue Mountain coffee that the Company purchases in the normal course of its business. The Company directs these purchases to third-party roasters for fulfillment of sales orders. The Company's Chairman, Rohan Marley, is an owner of approximately 25% of the equity of MC.

Capital Advance by Company President & CEO/Shareholders

During the nine months ended October 31, 2013, Anh Tran, President of the Company, and Brent Toevs, Chief Executive Officer, advanced the Company funds to supplement working capital in the total amount of $81,423.  At October 31, 2013, such amount had been repaid in full and there were no outstanding balances on these advances as of October 31, 2013. The advances were unsecured, non-interest bearing and due on demand.

Note 8 – Stock Options

Share-based Compensation:

On October 14, 2012, the Board approved the 2012 Equity Compensation Plan (the “2012 Equity Compensation Plan”). The Equity Compensation Plan authorizes the issuance of a variety of awards, including options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and stock awards. The 2012 Equity Compensation Plan provides that no more than 12 million shares of the Company’s common stock may be issued pursuant to awards under the 2012 Equity Compensation Plan. On November 13, 2012 (amended October 17, 2013), the Company registered the shares of common stock issuable under the 2012 Equity Compensation Plan on a registration statement on Form S-8 filed with the Securities and Exchange Commission. Awards under the 2012 Equity Compensation Plan may be made to employees, directors and consultants of the Company. As of October 31, 2013, 3,533,484 shares of common stock had been issued and options to purchase 5,400,000 shares  of common stock had been granted under the 2012 Equity Compensation Plan.

Effective September 10, 2013, the Board of Directors approved and adopted the Company’s 2013 Equity Incentive Plan (the “2013 Equity Compensation Plan”). The 2013 Equity Incentive Plan authorizes the issuance of various forms of stock-based awards, including incentive or non-qualified options, restricted stock awards, restricted units, stock appreciation rights, performance shares and other securities as described in greater detail in the 2013 Equity Incentive Plan, to the Company’s employees, officers, directors and consultants. A total of 12,000,000 shares are authorized for issuance under the 2013 Equity Incentive Plan. The 2013 Equity Compensation Plan provides that no more than 12 million shares of the Company’s common stock may be issued pursuant to awards under the 2013 Equity Compensation Plan. On October 17, 2013, the Company registered the shares of common stock issuable under the 2013 Equity Compensation Plan on a registration statement on Form S-8 filed with the Securities and Exchange Commission.  Awards under the 2013 Equity Compensation Plan may be made to employees, directors and consultants of the Company. As of October 31, 2013, options to purchase 7,760,000 shares of common stock had been issued under the 2013 Equity Compensation Plan.

During the three and nine months ended October 31, 2013, the Company recognized share-based compensation expenses totaling $317,972 and $741,104. The remaining amount of unamortized stock option expense at October 31, 2013 was $3,335,105.

The intrinsic value of exercisable and outstanding options at October 31, 2013 was $611,833.

Activity in stock options during the nine month period ended October 31, 2013 and related balances outstanding as of that date are set forth below:

	Number of	Weighted Average	Weighted Average
	Shares	Exercise Price	Remaining Contract
			Term (# years)
Outstanding at February 1, 2013	9,400,000	$0.26	4.79
Granted	7,760,000	0.46
Exercised	-	-
Forfeited and canceled	-	-

Outstanding at October 31, 2013	17,160,000	$0.35	4.46

Exercisable at October 31, 2013	4,399,999	$0.31	3.99

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

For the nine months ended October 31, 2013, the Company, in connection with the above transaction, recorded a loss on extinguishment of debt in the amount of $340,398 which equaled the difference in the fair value of the shares issued to and the obligations assumed by Ironridge.

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

The Calculation Period #2 was satisfied as of September 12, 2013, at which time a final adjustment was made to the number of shares owed to Ironridge.  The final number of shares owed was 5,406,337, resulting in 406,337 additional shares being owed to Ironridge.

For the nine months ended October 31, 2013, the Company, in connection with the above transaction, recorded a loss on extinguishment of debt in the amount of $51,901 which equaled the difference in the fair value of the shares issued to and the obligations assumed by Ironridge.

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

Through October 31, 2013, the Company, in connection with the above transaction, recorded an estimated loss on extinguishment of debt in the amount of $728,294 which equaled the difference in the fair value of the shares issued and the obligations assumed by Ironridge. The Company further recorded an additional amount to equity for the excess shares owed to Ironridge of $1,277,666. This amount will be adjusted each period until Calculation Period #3 has ended and the true-up is completed.

Note 10 – Commitments and Contingencies

The Company’s commitments and contingencies include the usual claims and obligations of a wholesaler and distributor of coffee products in the normal course of a business. The Company may be, from time to time, involved in legal proceedings incidental to the conduct of our business. The Company is not involved in any litigation or legal proceedings as of October 31, 2013, which would be deemed material.

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

Note 11 – Subsequent Events

Effective December 4, 2013, the Company entered into and closed an Asset Purchase Agreement with BikeCaffe Franchising Inc. (“BikeCaffe Franchising”), a franchisor of the BikeCaffe mobile coffee carts in the United States and throughout the world.  Prior to us entering into the Asset Purchase Agreement, we were a brand partner of BikeCaffe Franchising.  Pursuant to the Asset Purchase Agreement we purchased all of the assets of BikeCaffe Franchising (including the rights to the design of the BikeCaffe carts, intellectual property relating to the operation of BikeCaffe Franchising, and five Marley Coffee Branded BikeCaffe carts) in consideration for $140,000, of which $40,000 was paid in cash and $100,000 was paid through the issuance of 250,000 shares of our restricted common stock valued based on the closing price of the Company’s common stock on the effective date of the agreement ($0.40 per share).  BikeCaffe Franchising and its owners agreed to indemnify us against various claims resulting from the operations of the assets acquired prior to closing.  The Asset Purchase Agreement also required Pedal Power Supply, LLC, which is under common control with BikeCaffe Franchising, to build and sell BikeCaffe units to the Company for 12 months at the current sales price of such carts and for an additional 12 months thereafter (24 months in total) at no more than 110% of the current sales price.  BikeCaffe and its owners agreed to a non-compete provision prohibiting them from competing against us in connection with any line of business similar to ours for a period of three years from the closing date.

Additionally, effective on the same date, we entered into a Supplier Business Relationship Agreement with Ralph Massetti / The Franchise Builders (“Supplier”)(President and CEO of BikeCaffe Franchising), pursuant to which the Supplier agreed to provide 150 hours of franchise consulting services to the Company, which services are to be rendered prior to January 31, 2014.  We agreed to provide the Supplier consideration of (a) 8% of the annual net profits derived from the BikeCaffe related assets and opportunities for five years following the closing; and (b) 8% of the purchase value attributable to any sale of the BikeCaffe assets which occurs during the five year years following the closing.  The first annual net profits payment is due 90 days following the end of the Company’s January 31, 2015 fiscal year.  The Company has the right to pay the annual net profits payment in cash or stock.  We also agreed to make a one-time payment to the supplier in consideration for the 150 hours of consulting services to be provided to the Company in the amount of $115,000, which we agreed to pay in Form S-8 common stock valued based on the closing price of our common stock on the date the agreement was entered into (which stock had a closing price of $0.40 per share), which totals 287,500 shares of common stock.

Management evaluated all activity through the date that the financial statements were issued, and concluded that no additional subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.

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

In order to market our products in these channels, we have developed a variety of coffee products in varying formats.  The Company offers an entire line of coffee in whole bean and ground form with varying sizes including 2.5 ounce (oz), 8oz, 12oz and 2 pound (lbs) sizes.  The Company also offers a “single serve” solution with its compostable Single-Serve Pods for Bunn® and other pod-based home and office brewers.  The Company also sells the Marley Coffee Real Cup; compatible cartridges, for use in most models of Keurig®'s K-Cup brewing system.  The Company is also working to provide coffee vending solutions through its partner AVT, Inc.

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

In consideration for the foregoing licenses, the Company agreed to pay royalties to Fifty-Six Hope Road in an amount equal to 3% of the net sales of all Licensed Products on a quarterly basis. In addition, such royalty payments are to be deferred during the first 20 months of the term of the FSHR License Agreement, and such deferred payments shall be paid on a quarterly-basis thereafter until paid in full.  At October 31, 2013, $162,245 has been accrued for such royalty fees.

The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended January 31, 2013. We believe that for the nine months ended October 31, 2013, there have been no material changes to this information.

Recent Accounting Pronouncements

For the nine month period ended October 31, 2013, there were no accounting standards or interpretations issued that are expected to have a material impact on our financial position, operations or cash flows.

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

Branded Vending & Foodservice. AVT, Inc. (“AVT”) is a leading developer of vending and self-service retail equipment and has created Marley Coffee branded coffee self-automated vending machines designed to target college campuses, traditional retail locations, high-density traffic areas such as theaters and hotels and traditional foodservice vendors.

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

Recent Transactions

Effective December 4, 2013, the Company entered into and closed an Asset Purchase Agreement with BikeCaffe Franchising Inc. (“BikeCaffe Franchising”), a franchisor of the BikeCaffe mobile coffee carts in the United States and throughout the world.  Prior to us entering into the Asset Purchase Agreement, we were a brand partner of BikeCaffe Franchising.  Pursuant to the Asset Purchase Agreement we purchased all of the assets of BikeCaffe Franchising (including the rights to the design of the BikeCaffe carts, intellectual property relating to the operation of BikeCaffe Franchising, and five Marley Coffee Branded BikeCaffe carts) in consideration for $140,000, of which $40,000 was paid in cash and $100,000 was paid through the issuance of 250,000 shares of our restricted common stock valued based on the closing price of the Company’s common stock on the effective date of the agreement ($0.40 per share).  BikeCaffe Franchising and its owners agreed to indemnify us against various claims resulting from the operations of the assets acquired prior to closing.  The Asset Purchase Agreement also required Pedal Power Supply, LLC, which is under common control with BikeCaffe Franchising, to build and sell BikeCaffe units to the Company for 12 months at the current sales price of such carts and for an additional 12 months thereafter (24 months in total) at no more than 110% of the current sales price.  BikeCaffe and its owners agreed to a non-compete provision prohibiting them from competing against us in connection with any line of business similar to ours for a period of three years from the closing date.

Additionally, effective on the same date, we entered into a Supplier Business Relationship Agreement with Ralph Massetti / The Franchise Builders (“Supplier”)(President and CEO of BikeCaffe Franchising), pursuant to which the Supplier agreed to provide 150 hours of franchise consulting services to the Company, which services are to be rendered prior to January 31, 2014.  We agreed to provide the Supplier consideration of (a) 8% of the annual net profits derived from the BikeCaffe related assets and opportunities for five years following the closing; and (b) 8% of the purchase value attributable to any sale of the BikeCaffe assets which occurs during the five year years following the closing.  The first annual net profits payment is due 90 days following the end of the Company’s January 31, 2015 fiscal year.  The Company has the right to pay the annual net profits payment in cash or stock.  We also agreed to make a one-time payment to the supplier in consideration for the 150 hours of consulting services to be provided to the Company in the amount of $115,000, which we agreed to pay in Form S-8 common stock valued based on the closing price of our common stock on the date the agreement was entered into (which stock at a closing price of $0.40 per share), which totals 287,500 shares of common stock.

Plan of Operations

Moving forward throughout the remainder of fiscal 2014, we hope to expand our operations into new markets and into new retail grocery locations, leverage the Trademarks and create additional brand awareness for our products.

Throughout fiscal 2013 and continuing through fiscal 2014, the Company issued shares of common stock in consideration for services rendered to its officers, directors and employees in an effort to maximize its cash on hand and improve liquidity, which practice the Company has continued in the beginning of fiscal 2014.  The Company has also accrued salaries for several of its officers and employees and will continue accruing such salaries or paying such salaries in shares of Form S-8 common stock until it has sufficient available funds to pay such salaries in cash. As the Company continues to grow it will need to raise additional cash in order to maintain its growth and fund its operations.  If the Company is unable to access additional capital moving forward, it will hurt our ability to maintain growth and possibly jeopardize our ability to maintain our current operations. There can be no assurance that the Company will be able to increase sales, reduce expenses or obtain additional financing, if necessary, at a level to meet its current obligations to continue as a going concern.

RESULTS OF OPERATIONS

Results of Operations

Comparison of the Three Months Ended October 31, 2013 and 2012

Sales Revenue. Sales revenues for the three months ended October 31, 2013 and 2012 were $2,193,118 and $536,055, respectively, which represents an increase of $1,657,063 or 309% from the prior period.  Sales revenue increased as a result of the Company's continued expansion into the retail grocery market and its continued growth of other business verticals.  The Company grew from a 2% grocery retail market share to being authorized to sell in approximately 8,000 stores which represents approximately a 22% retail grocery market share from October 31, 2012 to October 31, 2013.

Cost of Sales. Cost of sales for the three months ended October 31, 2013 and 2012 were $1,382,067 and $382,741, respectively, which represents an increase of $999,326 or 261%, which was mostly attributed to increased sales, especially of items with larger profit margins.

Gross Profit.  We had a gross profit of $811,051 for the three months ended October 31, 2013, compared to a gross profit of $153,314 for the three months ended October 31, 2012.  Gross profit as a percentage of sales was 37% for the three months ended October 31, 2013 and 29% for the three months ended October 31, 2012.  Gross profit and gross profit as a percentage of sales decreased due to increased sales, especially of items with higher margins.

Compensation and Benefit Expenses. Compensation and benefits for the three months ended October 31, 2013 and 2012, were $686,241 and $567,668, respectively, which represented an increase of $118,573 or 21% from the prior period. The increase was mostly the result of more employees and contractors to help manage the growth of the company.

Selling and Marketing Expenses. Selling and marketing expenses for the three months ended October 31, 2013 and 2012, were $15,777 and $191,566, respectively, which represents a decrease of $175,789 or 92% from the prior period. The decrease was principally the result of a large marketing campaign done in the prior period and not in the current period. As the business has developed, the customer base has increased and sales have grown more organically. We anticipate, however, experiencing significant marketing expenses throughout 2014 as we will seek to expand our customer base even more and build out the Company brand.  Much of the selling and marketing that happens outside of this categorization occurred in new staffing in marketing.

General and Administrative Expenses.   General and administrative expenses for the three months ended October 31, 2013 and 2012, were $758,635 and $237,774, respectively, which represents an increase of $520,861 or 219% from the prior period. The increase was principally the result of overall increased expansion of the business and the need to support that expansion mostly through professional fees and payroll. General and administrative expense also increased due to increased corporate reporting expenses and increased insurance expenses.

Total Other Income (Expense).  We had total other expense of $728,949 for the three months ended October 31, 2013, compared to total other expense for the three months ended October 31, 2012 of $65,048, an increase of $663,901.  Total other expense for the three months ended October 31, 2013 was mainly in connection with the two Ironridge transactions completed during prior quarters (described below) which caused a $684,386 loss on extinguishment of debt from the issuance of shares but which are also subject to true-ups after the applicable “calculation periods” (see Note 9 to the financial statements included herein). Also included in total other expense was interest expense of $244 for the three months ended October 31, 2013, compared to interest expense of $53,896 for the three months ended October 31, 2012.  Interest expense decreased due to the acquisition of our outstanding interest bearing liabilities by Ironridge and the extinguishment of such debt through the issuance of common stock.

Net Loss. We incurred a net loss of $1,378,551 and $944,742 for the three months ended October 31, 2013 and 2012, respectively, an increase in net loss of $433,809 or 46% from the prior period. The principal reason for the increase in net loss was the $663,901 increase in other expense due to the loss on extinguishment of debt of $684,386 during the current period, the $427,645 increase in total operating expenses from the growth of the Company and its staffing needs, offset by the $657,737 increase in gross profit. Non-cash payments of common stock included in net loss for the three months ended October 31, 2013 and 2012 were $1,286,145 and $0, respectively.

Comparison of the Nine Months Ended October 31, 2013 and 2012

Sales Revenue. Sales revenues for the nine months ended October 31, 2013 and 2012 were $4,615,605 and $1,405,154, respectively, which represents an increase of $3,210,451 or 228% from the prior period. Sales revenue increased as a result of the Company's continued expansion into the retail grocery market and its continued growth of other business verticals.  The Company grew from a 2% grocery retail market share to being authorized to sell in approximately 8,000 stores, which represents approximately a 22% retail grocery market share from October 31, 2012 to October 31, 2013.

Cost of Sales. Cost of sales for the nine months ended October 31, 2013 and 2012 were $2,833,587 and $1,110,002, respectively, which represents an increase of $1,723,585 or 155%, which was mostly attributed to increased sales, especially of items with larger profit margins.

Gross Profit.  We had a gross profit of $1,782,018 for the nine months ended October 31, 2013, compared to a gross profit of $295,152 for the nine months ended October 31, 2012. Gross profit as a percentage of sales was 39% for the nine months ended October 31, 2013 and 21% for the nine months ended October 31, 2012.  Gross profit and gross profit as a percentage of sales increased due to an increase in sales for higher margin products.

Compensation and Benefit Expenses. Compensation and benefits for the nine months ended October 31, 2013 and 2012 were $1,373,394 and $1,778,397, respectively, which represented a decrease of $405,003 or 23% from the prior period. The decrease was mostly a result of a decrease in non-cash stock compensation of $721,509, offset by increase in executive payroll.

Selling and Marketing Expenses. Selling and marketing expenses for the nine months ended October 31, 2013 and 2012, were $139,709 and $494,338, respectively, which represents a decrease of $354,629 or 72% from the prior period. The decrease was principally the result of a large marketing campaign done in the prior period and not in the current period. As the business has developed, the customer base has increased and sales have grown more organically. We anticipate, however, experiencing significant marketing expenses throughout 2014 as we will seek to expand our customer base even more and build out the Company brand.

General and Administrative Expenses.  General and administrative expenses for the nine months ended October 31, 2013 and 2012, were $1,627,383 and $731,546, respectively, which represents an increase of $895,837 or 122% from the prior period. The increase was principally the result of overall increased expansion of the business and the need to support that expansion mostly through professional fees and payroll. General and administrative expense also increased due to increased corporate reporting expenses and increased insurance expenses.

Total Other Income (Expense).  We had total other expense of $1,153,809 for the nine months ended October 31, 2013, compared to $80,024 of total other expense for the nine months ended October 31, 2012.  Total other expense for the nine months ended October 31, 2013 was mainly in connection with the Ironridge transactions that caused a $1,120,593 loss on extinguishment of debt from the issuance of shares but which are subject to certain true-ups after the applicable “calculation periods” (other than the first and second transactions for which true up has already occurred)(see Note 9 to the financial statements included herein) and the gain on derivatives pertaining to TCA. Also included in total other expense was interest expense of $108,918 for the nine months ended October 31, 2013, compared to interest expense of $69,285 for the nine months ended October 31, 2012.  Interest expense increased due to the recognition of deferred financing costs and the debt discount related to the July 19, 2012 credit agreement with TCA Global Credit Master Fund, LP (“TCA”), effective June 29, 2012 (the “Credit Agreement”), pursuant to which TCA agreed to loan us up to $2 million, of which $350,000 was borrowed on July 19, 2012, which amount was repaid in connection with the March 2013 Stipulation, described below under “Ironridge Transactions”, pursuant to which Ironridge purchased the outstanding debt which we owed to TCA and also purchased $100,000 of outstanding liabilities relating to 588,235 shares of our common stock originally issued to TCA, which shares TCA returned to the Company for cancellation and which shares were cancelled in May 2013.

Net Loss. We incurred a net loss of $2,512,277 and $2,825,153 for the nine months ended October 31, 2013 and 2012, respectively, a decrease in net loss of $312,876 or 11% from the prior period. The principal reason for the increase in net loss was the $1,073,785 increase in total other expenses, mainly due to the extinguishment of liabilities in connection with the Ironridge Transactions, offset by the $1,486,866 increase in gross profit. Non-cash payments of common stock included in net loss for the nine months ended October 31, 2013 and 2012 were $2,722,537 and $0, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations primarily through the issuance of our common stock.

The following table presents details of our working capital and cash and cash equivalents:

	October 31, 2013	January 31, 2013	Increase /(Decrease)
Working Capital	$3,043,025	$(667,292)	$3,710,317
Cash	$806,414	$-	$806,414

At October 31, 2013, we had total assets of $6,832,418 and total liabilities of $2,921,842. Our current sources of liquidity include our existing cash and cash equivalents and cash from operations and funds raised through the sale of common stock and warrants in private placements (as described in greater detail below). For the nine months ended October 31, 2013, although we generated sales of $4,615,605 we had a net loss of $2,512,277. Included in this loss were non-cash payments of common stock totaling $1,286,145.

Total current assets of $5,964,867 as of October 31, 2013 included cash of $806,414, accounts receivable of $2,661,906, notes receivable – related party of $2,724, inventory of $2,249,684, prepaid expenses of $217,979, and other current assets of $26,160.

We had total assets as of October 31, 2013 of $6,832,418 which included the total current assets of $5,964,867, $182,668 of property and equipment, net, $669,167 of license agreement, representing the value of the FSHR License Agreement and $15,716 of other assets.

We had total liabilities of $2,921,842 as of October 31, 2013, which were solely current liabilities and included $1,201,255 of accounts payable, $162,245 of accrued royalty - related party, in connection with amounts owed under the FSHR License Agreement, $1,395,025 of common shares due to Ironridge in connection with the transactions described below, $137,352 of accrued expenses, $21,000 of accrued expenses – related party, and $4,965 of note payable.

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

In March, May and July 2013, we affected the transactions with Ironridge, described in greater detail below, pursuant to which an aggregate of $4,795,802 in accounts payable and accrued expenses owed by us to various parties, which was purchased by Ironridge, was satisfied by the issuance of shares of our common stock, came off our balance sheet and significantly improve our liquidity.

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

Cash Flows

	Nine months Ended
	October 31, 2013	October 31, 2012
Net cash provided by (used in) operating activities	$989,562	$(997,821)
Net cash provided by (used in) investing activities	$(104,584)	$(28,948)
Net cash (used in) provided by financing activities	$(78,564)	$199,952

Operating Activities

Compared to the corresponding period in 2012, net cash provided by operating activities increased by $1,987,383 for the nine months ended October 31, 2013. The increase was primarily due to $5,346,350 of decrease in accounts payable, $860,840 of common stock issued for services, $741,104 of share based employee compensation and $1,120,593 of loss on extinguishment of debt, offset by $2,246,185 of increase in accounts receivable, $2,249,684 of increase in inventory and $2,512,277 of net loss.

Investing Activities

Compared to the corresponding period in fiscal 2012, net cash used by investing activities increased by approximately $75,636 due primarily to restricted cash received in connection with the termination of our sweep fund account with TCA Global Master Fund, as discussed below.

Financing Activities

Compared to the corresponding period in fiscal 2012, net cash from financing activities decreased by approximately $278,816 for the nine months ended October 31, 2013 primarily because of the the repayment of promissory notes offset by the sale of common stock.

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

Funding and Financing Agreements

Ironridge Transactions

On March 6, 2013, May 24, 2013 and July 26, 2013, pursuant to three separate orders setting forth stipulated settlements (the “Orders” and the “Stipulations”) issued by the Superior Court of the State of California for the County of Los Angeles – Central District (the “Court”), Ironridge Global IV, Ltd. (“Ironridge”), who had previously purchased a total of $1,017,744, $1,278,058 and $2,499,372, respectively, in accounts payable and accrued expenses (each, the “Claim”) owed by us to various parties, was issued shares of our common stock (each the “Initial Issuance”) in satisfaction of such accounts payable and accrued expenses, which amounts came off our balance sheet and significantly improved our liquidity. The accounts payable and accrued expenses represented amounts originally owed by us to various creditors in connection with trade payables, the purchase of property and equipment, prior credit agreements, and attorneys’ fees.  The shares issued in the Initial Issuances, totaling 7,000,000, 5,000,000 and 5,000,000 shares, respectively, are subject to adjustment based on the closing prices of our common stock during certain calculation periods (as described in greater detail in the Current Reports on Form 8-K filed with the Securities and Exchange Commission on March 8, 2013, May 15, 2013 and July 30, 2013, respectively and Note 8 to the financial statements above).  In July 2013, in connection with the true up associated with the March 2013 Ironridge transaction and pursuant to the terms of the March 2013 Stipulation, Ironridge returned 1,646,488 shares of the Company’s common stock to the Company for cancellation, which shares were cancelled in July 2013. In November 2013 we issued Ironridge an additional 4,524,079 shares of common stock, representing 671,841 additional shares pursuant to a true up in connection with the May 2013 Order and Stipulation and 3,852,238 additional shares pursuant to the July 2013 Order and Stipulation.

Additionally, as a result of each Stipulation, we agreed that at no time shall shares of common stock be issued to Ironridge and its affiliates which would result in them owning or controlling more than 9.99% of the Company’s outstanding common stock.  We also agreed pursuant to each Stipulations that (a) until at least one half of the total trading volume for each respective calculation period has traded, we would not, directly or indirectly, enter into or effect any split or reverse split of our common stock; (b) until at least thirty days from the date each Order was approved, we would not, directly or indirectly, issue any securities pursuant to a Form S-8 registration statement; and (c) until at least six months from the date each Order was approved, we would not, directly or indirectly, issue or sell any free trading securities for financing purposes; provided that in lieu of covenant (c) above, for the July 2013 Stipulation, we instead agreed that until at least 180 days after the end of the applicable calculation period, (a) we would not issue, sell or agree to issue or sell any securities to any person other than Ironridge or its affiliates, except for: (A) common stock, options or warrants to employees, officers, consultants or directors pursuant to Employee Stock Ownership Plans, or (B) restricted common stock, in transactions with strategic industry, business or operating partners that provide benefits other than the investment of funds, issued at a fixed price not subject to any adjustment, reset or variable element of any kind.

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

Off-Balance Sheet Arrangements

As part of our on-going business, we have not participated in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangement or other contractually narrow or limited purposes. As of October 31, 2013, we are not involved in any material unconsolidated SPEs.

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

A material weakness is a deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at October 31, 2013:

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

Management believes that the material weaknesses set forth in items (1) through (4) above did not have an effect on the Company's financial reporting during the three months ended October 31, 2013.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended October 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On August 28, 2013, Shane Whittle, our former president and director, filed a lawsuit against us, Rohan Marley, our Chairman, Hope Road Merchandising, LLC, and other parties in the Superior Court of the State of California, County of Los Angeles.  The lawsuit alleged breach of contract, fraud/conspiracy, breach of fiduciary duty, and unfair business practices against the defendants.  Mr. Whittle sought damages exceeding $600,000.  We believed these claims to be unfounded and hired counsel to defend our interests.  Mr. Whittle dismissed the lawsuit in its entirety on November 21, 2013.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In August 2013, we issued 30,000 shares of restricted common stock to a consultant for services valued at $15,000, in consideration for three months of general corporate consulting, social media and investor relations services provided to the Company by the consultant.

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

Effective on September 10, 2013, the Company issued 200,000 shares of common stock (100,000 shares each) to Brent Toevs, its Chief Executive Officer and Anh Tran, its President and Chief Operating Officer, under the Company’s 2012 Equity Incentive Plan, which shares were previously registered by the Company on Form S-8.  Also effective September 10, 2013, the Company granted five year options to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $0.46 per share, with options to purchase 666,666 shares vesting on August 1, 2014 and options to purchase 666,667 shares vesting on August 1, 2014 and 2015, respectively, subject to the terms of the Company’s Equity Incentive Plans to each of Mr. Toevs, Mr. Tran and Rohan Marley, the Company’s Chairman (6,000,000 options in aggregate), which options were granted under the Company’s 2013 Equity Incentive Plan, which plan and shares issuable thereunder were subsequently registered by the Company on Form S-8.  The shares and options issued and granted to Mr. Toevs and Mr. Tran were in connection with the Amended and Restated Employment Agreements entered into between the Company and such individuals.

Effective September 10, 2013, an employee of the Company was granted five year options to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.46 per share, which shall vest at the rate of 1/12th of such options at the end of each calendar quarter (beginning with September 30, 2013) that such employee is still employed by the Company, subject to the terms of the Company’s equity incentive plans, which options were granted under the Company’s 2013 Equity Incentive Plan, which plan and shares issuable thereunder were subsequently registered by the Company on Form S-8.

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

As described in greater detail above under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” - “Funding and Financing Agreements” – “Ironridge Transactions”, in March 2013, May 2013 and July 2013, we issued 7,000,000, 5,000,000 and 5,000,000 shares of common stock, respectively, to Ironridge in connection with the Orders and Stipulations, which are subject to adjustment as discussed above.  In July 2013, in connection with the true up associated with the March 2013 Ironridge transaction and pursuant to the terms of the March 2013 Stipulation, Ironridge returned 1,646,488 shares of the Company’s common stock to the Company for cancellation, which shares were cancelled by the Company in July 2013. In November 2013 we issued Ironridge an additional 4,524,079 shares of common stock, representing 671,841 additional shares pursuant to the May 2013 Order and Stipulation and 3,852,238 additional shares pursuant to the July 2013 Order and Stipulation.

The Company claims an exemption from registration provided by Section 3(a)(10) of the Securities Act of 1933, as amended, for the issuance of the shares of the Company’s common stock issued to Ironridge, as the issuances of securities were in exchange for bona fide outstanding claims, where the terms and conditions of such issuance were approved by a court after a hearing upon the fairness of such terms and conditions.

As described above under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” - “Recent Transactions”, we entered into an Asset Purchase Agreement with BikeCaffe Franchising on December 4, 2013 and purchased all of that company’s assets in consideration for $140,000, of which $40,000 was paid in cash and $100,000 was paid through the issuance of 250,000 shares of our restricted common stock valued based on the closing price of the Company’s common stock on the effective date of the agreement ($0.40 per share).

The Company claims an exemption from registration provided by Section 4(2) and Rule 506 of the Act for the issuance, because, among other things, the transaction did not involve a public offering, the security holder had access to information about the Company and its investment, the holder took the securities for investment and not resale and the Company took appropriate measures to restrict the transfer of the securities. None of these securities may be re-offered or resold absent either registration under the Act or the availability of an exemption from the registration requirement.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

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

JAMMIN JAVA CORP.

Dated: December 16, 2013	By: /s/ Brent Toevs
Brent Toevs
Chief Executive Officer
(Principal Executive Officer)

JAMMIN JAVA CORP.

Dated: December 16, 2013	By: /s/ Anh Tran
Anh Tran
President, Secretary and Treasurer
(Principal Accounting and Financial Officer)

Exhibit Index

Exhibit Number	Description

2.1
Asset Purchase Agreement with BikeCaffe Franchising Inc. (December 4, 2013)(incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed with the Commission on December 10, 2013)

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form SB-2 filed August 3, 2005)

3.2	Bylaws (incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form SB-2 filed August 3, 2005)

3.3	Certificate of Change Pursuant to NRS 78.209 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K/A filed October 25, 2007)

3.4	Articles of Merger (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form8-K filed March 12, 2008)

3.5	Articles of Merger (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed September 17, 2009)

3.6	Certificate of Change Pursuant to NRS 78.209 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed March 4, 2010)

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form SB-2 filed August 3, 2005)

4.2	2011 Equity Compensation Plan (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed August 10, 2011)

4.3	2012 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 of the Company’s Form S-8 Registration Statement filed November 9, 2012)

4.4	2013 Equity Incentive Plan (incorporated by reference to Exhibit 4.4 of the Company’s Quarterly Report on Form 10-Q filed September 12, 2013)

4.5	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.5 of the Company’s Quarterly Report on Form 10-Q filed September 12, 2013)

10.1	Trademark License Agreement, dated as of March 31, 2010, by and between Marley Coffee, LLC and the Company (incorporated by reference to the Company’s Annual Report on Form 10-K filed May 17, 2011)

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

10.22	License Agreement with Fifty-Six Hope Road Music Limited dated September 13, 2012 (incorporated by reference to Exhibit 10.7 of the Company’s Amended Report on Form 10-Q/A, filed on October 4, 2012)

10.23	Form of Subscription Agreement (August 2013 Offering) (incorporated by reference to Exhibit 10.23 of the Company’s Quarterly Report on Form 10-Q filed September 12, 2013)

10.24	Amended and Restated Employment Agreement with Brent Toevs (August 2013) (incorporated by reference to Exhibit 10.24 of the Company’s Quarterly Report on Form 10-Q filed September 12, 2013)

10.25	Amended and Restated Employment Agreement with Anh Tran (August 2013) (incorporated by reference to Exhibit 10.25 of the Company’s Quarterly Report on Form 10-Q filed September 12, 2013)

10.26	Lease Agreement (June 2013) – 4730 Tejon Street, Denver, Colorado 80211 (incorporated by reference to Exhibit 10.26 of the Company’s Quarterly Report on Form 10-Q filed September 12, 2013)

14.1	Code of Business Conduct and Ethics, adopted October 1, 2008 (incorporated by reference to Exhibit 14.1 of the Company’s Annual Report on Form 10-K filed May 17, 2011)

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Accounting and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1****	Certifications of the Principal Executive Officer and the Principal Accounting and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

**   The Company has obtained confidential treatment of certain portions of this agreement which have been omitted and filed separately with the U.S. Securities and Exchange Commission.

*** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities and Exchange Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

**** Furnished herewith.