Form 10-K
period 2014-01-31
JAMMIN JAVA CORP.
filed 2014-05-16
CIK 1334586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2014

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number: 000-52161
Jammin Java Corp.
(Exact name of registrant as specified in its charter)

Nevada	26-4204714
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

730 Tejon St. Denver, Colorado	80211
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates computed by reference to the closing price of such common equity on the OTCQB market as of July 31, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $38,316,888.

At May 13, 2014, there were 114,356,971 shares of the issuer’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its fiscal 2015 annual meeting of shareholders (the “2015 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2015 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

USE OF CERTAIN DEFINED TERMS

Unless the context requires otherwise, references to “the Company,” “we,” “us,” “our,” “Jammin Java” and “Jammin Java Corp.” refer specifically to Jammin Java Corp.

In addition, unless the context otherwise requires and for the purposes of this report only:

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
●	“SEC” refers to the United States Securities and Exchange Commission; and
●	“Securities Act” refers to the Securities Act of 1933, as amended.

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

In order to market our products in these channels, we have developed a variety of coffee products in varying formats.  The Company offers an entire line of coffee in whole bean and ground form with varying sizes including 2.5 ounce (oz), 8oz, 12oz and 2 pound (lbs) sizes.  The Company also offers a “single serve” solution with its compostable Single-Serve Pods for Bunn® and other pod-based home and office brewers.  The Company recently launched its Marley Coffee RealCup; compatible cartridges, for use in most models of Keurig®'s K-Cup brewing system.

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

In consideration for the foregoing licenses, the Company agreed to pay royalties to Fifty-Six Hope Road in an amount equal to 3% of the net sales of all Licensed Products on a quarterly basis. In addition, such royalty payments are to be deferred during the first 20 months of the term of the FSHR License Agreement, and such deferred payments shall be paid on a quarterly-basis thereafter until paid in full.  At January 31, 2014, $204,149 has been accrued for such royalty fees.

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

The NCSV Agreement remains in effect until April 25, 2014, and automatically renews for additional two year periods thereafter on a rolling basis, unless terminated by either party at least 30 days prior to the end of such applicable renewal term.  The agreement was not terminated as of April 25, 2014, and therefore automatically renewed for an additional two year period.  The NCSV Agreement can be terminated in the event of a breach of the NCSV Agreement (by the non-breaching party) or if the terminating party pays the non-terminating party a lump sum equal to the estimated net profit which would have been due to the non-terminating party if the NCSV Agreement had remained in effect for an additional 24 months from the termination date of the NCSV Agreement (based on the prior 12 months’ net profit).

Grocery Sales Process Agreements

On November 1, 2013, the Company hired Red Button Consulting, LLC to assist it with category management and marketing.  The group is responsible for assisting the Company with developing a go-to-market retail plan and a promotional calendar for both distributor and retailer development.  They are also responsible for helping execute the brand’s consumer value proposition to cultivate brand loyalty across a variety of retail channels and speciﬁed retail partners.  The long-term objective is to help the Company establish its brand in the grocery retail sector while ensuring that its gross margins fall in line with its promotional activities.  The contract is month to month unless terminated by either party at least 30 days prior to the end of such applicable renewal term.

In February 2014, the Company hired 2 national food brokerage companies to help it represent, market and merchandise its products at grocery retail on a store level.  The Company engaged Alliance Sales & Marketing, a private food broker based in Charlotte, North Carolina, to help increase its new market penetration in the Eastern region in the grocery and natural foods retail sector. It also hired National Sales Associates, based in Stroudsburg, Pennsylvania, to act as its broker in the natural sector for the Western United States.  The Company pays a total of 5% of revenues on accounts the brokers represent.  The contracts are month to month unless terminated by either party at least 30 days prior to the end of such applicable renewal term.

Roasting Agreements

The Company primarily receives its coffee from two main suppliers; Mother Parkers Tea & Coffee Inc. and European Roasterie, Inc. The Company generally provides these suppliers with desired taste profiles for various Company products, as well as related packaging and marketing materials, and the suppliers are generally responsible for sourcing and supplying the roasted beans for those products in quantities the Company orders from time to time.  We are responsible for carrying out sales and marketing for our products.  Our suppliers handle shipping to our distributors and customers. We receive the gross proceeds from the sale of our products and then pay our suppliers for the cost of goods sold. Pricing is subject to change based on prevailing market prices, with 30 days’ written notice. We bear all of the cost of bad debts or uncollectable accounts.

Products and Revenue Channels

The Company’s objective is to position Marley Coffee as the premiere brand across all of the distribution channels for which we license the use of the “Marley” name and to capitalize on the likeness of our Chairman, Rohan Marley.

Within the U.S. grocery and specialty retail segment, the Company’s products are distributed through several distributors such as UNFI, Kehe and DPI and we also distribute directly to certain customers.  We sell to retailers such as Safeway, Krogers, HEB, Market Basket, Whole Foods, Winn Dixie Bi-Lo, Ahold, Hannafords, Albertsons, Shaw’s and Fairways, Fresh and Easy. During the past year we have expanded our distributor relationships nationally in the United States. We expect our ongoing discussions with retailers will enable us to place our products in more chains throughout the year and we continue to seek to expand our product placement with grocery retailers and distributors throughout the United States and internationally.

We create and sell a variety of coffee products for almost every coffee distribution channel.  We sell 8 ounce (oz) and 12oz ground and whole bean bagged coffee primarily to the retail grocery channel.  We sell 2lb whole bean and 2.5oz fractional packs primarily to the food service and Office Coffee Service or Breakroom industry.

In late November, 2012 we launched our Marley Coffee RealCups; a single serve; compatible cartridge, for use in most models of Keurig®'s K-Cup brewing system.  The coffee single serve segment is the fastest growing sector of the coffee industry and the fastest growing part of our business.  We generate revenues in this category in two ways 1) by selling directly to retailers; and 2) through a licensing agreement with our roasters Mother Parkers Tea & Coffee Inc.  For direct sales, we handle all aspects of selling, merchandising and marketing of the products to retailers.  Through the licensing agreement, our brokers or Mother Parkers Tea & Coffee Inc., develops the relationships with retailers and handles everything from selling, merchandising, discounting, promoting and marketing and we receive a licensing fee of $0.04 per cup sold.

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

Marley Coffee BikeCaffe Concept. Marley Coffee BikeCaffe Coffee Bikes, can be found in Denver, Colorado and are a new approach to serving coffee to customers. These three-wheeled, geared bikes are environmentally-friendly, full-service cafes that roll from location to location.

Additionally, subsequent to the end of fiscal 2013, we affected three transactions with Ironridge, defined and described in greater detail below under “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” – “Liquidity and Capital Resources” – “Funding and Financing Agreements” – “Ironridge Transaction”, pursuant to which $4,795,802 in accounts payable and accrued expenses owed by us to various parties, which was purchased by Ironridge, will be satisfied by the issuance of shares of our common stock, and came off our balance sheet significantly improving our liquidity.  In July and August 2013, we also raised $246,000 through the sale of units (described in greater detail below under “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” – “Liquidity and Capital Resources” – “Funding and Financing Agreements” – “Private Placement”).

Sales and Distribution Agreements and Understandings

The Company has entered into informal sales arrangements, not documented by definitive agreements, with several coffee distributors, beverage services and retailers around the world.

In Canada, the Company has distribution channels directly to certain retailers such as London Drugs and Best Buy, and Mother Parkers Tea & Coffee Inc. is the Company’s distributor for the food service segment. Mother Parkers Tea & Coffee also brings the Company’s products into retailers such as Loblaw’s, Sobey’s, ID Foods, COOP and Metro.

In the United States, for the commercial break room segment, the Company uses its national sales representatives, National Coffee Service & Vending (NCS&V), to distribute to various retailers and distributors.

In addition to distributions through NCS&V, the Company conducts sales directly to retailers as well as to distributors.  In order to get in front of retail and distributor accounts, we rely on the experience and relationships of our staff to acquire both groups.  Our marketing efforts are comprised of in store promotions, in store demos, external marketing programs, public relations, social media, tradeshows and general advertising.

Within the U.S. grocery and specialty retail segment, the Company utilizes two national brokerage companies to represent, market and merchandise its products.  The Company works with Alliance Sales & Marketing, a private food broker based in Charlotte, North Carolina, to increase its new market penetration in the Eastern region in the grocery and natural foods retail sector. The Company also works with National Sales Associates, based in Stroudsburg, Pennsylvania, to act as its broker in the natural sector for the Western United States.

Within the U.S. grocery and specialty retail segment, the Company’s products are distributed through several distributors such as UNFI, Kehe and DPI and we also distribute directly to certain retailers.

The Company has strengthened its online presence by selling through a multitude of online retailers such as Amazon.com, Cooking.com, coffeeicon.com, ecscoffee.com, officedepot.com and coffeewiz.com.

Recent Transactions

Effective in August 2013, the Company entered into and affected the transactions contemplated by an Asset Purchase Agreement with Black Rock Beverage Services, LLC (“BRB”).  Pursuant to the agreement, the Company acquired substantially all of the assets of BRB in consideration for $10,000 in cash and 158,040 shares of the Company’s restricted common stock (which were physically issued in February 2014), valued at $71,118.  Additionally, a required term and condition of the acquisition was that the Company enter into an employment agreement with the principal of BRB.  Included in the acquisition was all of BRB’s goodwill, intellectual property, inventory, equipment and a truck. The Company also absorbed all of BRB’s employees.  The acquisition was accounted for using the purchase method of accounting.

Effective December 4, 2013, the Company entered into and closed an Asset Purchase Agreement with BikeCaffe Franchising Inc. (“BikeCaffe Franchising”), a franchisor of the BikeCaffe mobile coffee carts in the United States and throughout the world.  Prior to us entering into the Asset Purchase Agreement, we were a brand partner of BikeCaffe Franchising.  Pursuant to the Asset Purchase Agreement we purchased all of the assets of BikeCaffe Franchising (including the rights to the design of the BikeCaffe carts, intellectual property relating to the operation of BikeCaffe Franchising, and five Marley Coffee Branded BikeCaffe carts) in consideration for $140,000, of which $40,000 was paid in cash and $100,000 was paid through the issuance of 250,000 shares of our restricted common stock valued based on the closing price of the Company’s common stock on the effective date of the agreement ($0.40 per share).  BikeCaffe Franchising and its owners agreed to indemnify us against various claims resulting from the operations of the assets acquired prior to closing.  The Asset Purchase Agreement also required Pedal Power Supply, LLC, which is under common control with BikeCaffe Franchising, to build and sell BikeCaffe units to the Company for 12 months at the current sales price of such carts and for an additional 12 months thereafter (24 months in total) at no more than 110% of the current sales price.  BikeCaffe and its owners agreed to a non-compete provision prohibiting them from competing against us in connection with any line of business similar to ours for a period of three years from the closing date.  The acquisition was accounted for using the purchase method of accounting.

Additionally, effective on the same date, we entered into a Supplier Business Relationship Agreement with Ralph Massetti / The Franchise Builders (“Supplier”)(President and CEO of BikeCaffe Franchising), pursuant to which the Supplier agreed to provide 150 hours of franchise consulting services to the Company, which services are to be rendered prior to January 31, 2015.  We agreed to provide the Supplier consideration of (a) 8% of the annual net profits derived from the BikeCaffe related assets and opportunities for five years following the closing; and (b) 8% of the purchase value attributable to any sale of the BikeCaffe assets which occurs during the five year years following the closing.  The first annual net profits payment is due 90 days following the end of the Company’s January 31, 2015 fiscal year.  The Company has the right to pay the annual net profits payment in cash or stock.  We also agreed to make a one-time payment to the supplier in consideration for the 150 hours of consulting services to be provided to the Company in the amount of $115,000, which we agreed to pay in common stock valued based on the closing price of our common stock on the date the agreement was entered into (which stock had a closing price of $0.40 per share), which totals 287,500 shares of common stock.

Patents, Trademarks and Licenses

As described above, pursuant to the September 13, 2012, FSHR License Agreement, Fifty-Six Hope Road granted the Company a worldwide, exclusive, non-transferable license to utilize the “Marley Coffee” trademarks (the “Trademarks”) in connection with (i) the manufacturing, advertising, promotion, sale, offering for sale and distribution of coffee in all its forms and derivations, regardless of portions, sizes or packaging (the “Exclusive Licensed Products”) and (ii) coffee roasting services, coffee production services, and coffee sales, supply, distribution and support services, provided that the Company may not open retail coffee houses utilizing the Trademarks.

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

Competition

Competition in the market for coffee and coffee related products is intense and we expect it to increase. Our most significant competitors, include premium coffee companies such as Starbucks, Peet’s Coffee, Keurig Green Mountain (formerly Green Mountain Coffee Roasters), Farmer’s Brothers and other national, local and regional companies in the grocery retail and office coffee service and hospitality industry market, many of which have substantially greater financial, sales, marketing and human resources than we do.

We believe that our customers choose among coffee brands based on the total value proposition that includes quality, variety, convenience, personal taste preference, price and social/sustainable consciousness. We believe that our market share in the category is driven by the quality of our product and the sustainable message we convey while being competitively priced in the premium category.

Product Research and Development

We did not expend any significant funds on research and development activities for the fiscal years ending January 31, 2014 or January 31, 2013.

Employees

As of April 30, 2014, we had sixteen full-time and ten part-time employees. We also utilize independent contractors and consultants to assist us with key functions. Our agreements with these independent contractors and consultants are usually short-term. We believe that our relations with our employees, independent contractors and consultants are good. None of our employees are represented by a union or covered by a collective bargaining agreement.

AVAILABLE INFORMATION

We are subject to the information and reporting requirements of the Exchange Act, under which we file periodic reports, proxy and information statements and other information with the United States Securities and Exchange Commission, or SEC. Copies of the reports, proxy statements and other information may be examined without charge at the Public Reference Room of the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549, or on the Internet at http://www.sec.gov. Copies of all or a portion of such materials can be obtained from the Public Reference Room of the SEC upon payment of prescribed fees. Please call the SEC at 1-800-SEC-0330 for further information about the Public Reference Room.

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

We have had negative cash flows from operations and there is substantial doubt about our ability to continue as a going concern and if we are not able to generate positive cash flow, our business operations may fail.

The Company has incurred a net loss of $6,704,030 and $4,017,953 for the years ended January 31, 2014 and 2013, respectively and has an accumulated deficit of $13,762,848 at January 31, 2014. In addition, the Company has a history of losses and has only recently begun to generate revenue as part of its principal operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The operations of the Company have primarily been funded by the issuance of its common stock. The Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to sell its products directly to end-users and through distributors, establish profitable operations through increased sales and decreased expenses, and obtain additional funds when needed. There can be no assurance that the Company will be able to increase sales or reduce expenses to a level necessary to meet its current obligations or continue as a going concern. As a result, the opinion the Company received from its independent registered public accounting firm on its January 31, 2014 financial statements contains an explanatory paragraph stating that there is substantial doubt regarding the Company’s ability to continue as a going concern. If we become unable to continue as a going concern, we may have to liquidate our assets, and may realize significantly less than the values at which they are carried on our financial statements, and stockholders may lose all or part of their investment in our common stock. The accompanying financial statements do not contain any adjustments for this uncertainty.

Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through the issuance of additional shares of our common stock.

Wherever possible, our Board of Directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock or where shares are to be issued to our officers, directors and applicable consultants, free trading shares pursuant to our Form S-8 registration statements. Our Board of Directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares of common stock. In addition, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of the Company because the shares may be issued to parties or entities committed to supporting existing management.

We rely upon key personnel and if they leave us, our business plan and results of operations could be adversely affected.

We rely heavily on our Chief Executive Officer, Brent Toevs, our President, Chief Operating Officer, Secretary and Treasurer, Anh Tran, and the Chairman of our Board of Directors, Rohan Marley, for our success. Their experience and input create the foundation for our business and are responsible for the directorship and control over our activities. Moving forward, should we lose the services of these individuals for any reason, we will incur costs associated with recruiting a replacement and delays in our operations. If we are unable to replace such principal with another suitably trained individual or individuals, we may be forced to scale back or curtail our business plan and activities. As a result of this, your investment in us could become devalued or worthless. We currently have an aggregate of $3 million in Directors’ and Officers’ liability insurance in place covering our officers and directors.

We rely on our License Agreement with Fifty-Six Hope Road Music Limited, our Roasting Agreement with Mother Parkers Tea & Coffee Inc., and various other agreements and understandings for our operations and revenues.

As described above under “Item 1. Business” – “Current Business Operations”, (a) on September 13, 2012, the Company entered into a license agreement with an effective date of August 7, 2012 with Fifty-Six Hope Road Music Limited, pursuant to which Fifty-Six Hope Road granted the Company a worldwide, exclusive, non-transferable license to utilize the “Marley Coffee” Trademarks in connection with Licensed Products;  and (b) we also have an agreement in place with Mother Parkers Tea & Coffee Inc., pursuant to which we provide that entity the exclusive right to market and sell our Marley Coffee RealCups.  We also have numerous informal sale arrangements and distribution understandings, not documented by definitive agreements, in place with several coffee distributors, beverage services and retailers.

We anticipate generating revenue moving forward solely as a result of the sale of coffee bearing the Trademarks, which we source primarily under our Agreement with Mother Parkers Tea & Coffee Inc. and our agreement with European Roasterie, Inc. and which we distribute primarily through the Mother Parkers Tea & Coffee Inc. Agreement and through other various distribution understandings. As a result, if the RSHR License Agreement was to be terminated, the Roasting Agreement, or the Mother Parkers Tea & Coffee Inc. Agreement were to be terminated or not renewed, or to a lesser extent, if our various informal sale arrangements were to be terminated, our operations could be adversely effected, our revenues (if any), could be adversely affected and we could be forced to curtail or abandon our operations, causing any investment in the Company to decline in value or become worthless.

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

During the year ended January 31, 2014, of the customers that provided 10% or more of our revenue, three provided approximately 57% of total revenue.  During the year ended January 31, 2014, three vendors accounted for 93% of purchases. During the year ended January 31, 2013, two vendors accounted for 87% of purchases.  As such, if we were to lose any of our significant customers and were unable to replace such customer with an equally sized replacement, our revenues and results of operations would be materially adversely affected.

Competition for coffee products and coffee brands is intense and could affect our future sales and profitability.

The coffee industry is highly fragmented. Competition in coffee products and brands are increasingly intense as relatively low barriers to entry encourage new competitors to enter the marketplace. In addition, we believe that maintaining and developing our brands is important to our success and the importance of brand recognition may increase to the extent that competitors offer products similar to ours. Many of our current and potential competitors have substantially greater financial, marketing and operating resources and access to capital than we do. Our primary competitors include Starbucks, Tully’s, Seattle’s Best, Peet’s Coffee, Keurig Green Mountain (formerly Green Mountain Coffee Roasters), Farmer’s Brothers and other companies in the office coffee service and hospitality industry market. If we do not succeed in effectively differentiating ourselves from our competitors in the coffee industry, including by developing and maintaining our brands, or our competitors adopt our strategies, then our competitive position may be weakened and our sales of coffee, and accordingly our future revenues (if any), may be materially adversely affected.

The adjustable number of shares of common stock we are required to issue Ironridge pursuant to the Stipulation could require us to issue a substantially greater number of shares, which may adversely affect the market price of our common stock and cause dilution to our existing stockholders.

Pursuant to the terms of the Order and the Stipulation (described below under “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” – “Liquidity and Capital Resources” – “Funding and Financing Agreements” – “Ironridge Transaction”), the Company was required to issue and deliver to Ironridge certain shares of the Company’s common stock, in settlement of the Claim which shares are subject to adjustment as described above.  The issuance of additional shares to Ironridge could cause immediate and substantial dilution to our existing shareholders and adversely affect the trading price of our common stock. Additionally, we believe that Ironridge may be selling the shares they were issued by the Company during certain calculation periods, which could reduce the trading price of our common stock and affect the number of shares they are ultimately able to receive as a result of such transaction.

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

One of our main concerns for fiscal 2015 is a shortage in Jamaican Blue Mountain (JBM) beans and products.  Hurricane Sandy and coffee leaf rust has impacted the production output of JBM by about 40 percent for 2014.  Jamaica and the industry expect a slow recovery in 2015 and to be back in full production by 2016.  We are diligently working to secure more JBM as the market we created for it continues to expand.  Limited JBM supply hampered our growth in fiscal 2014.  If we are not able to purchase sufficient quantities of high-quality coffee beans, we may not be able to fulfill the demand for our coffee, our revenue may decrease and our ability to expand our business may be negatively impacted.

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

Our financial performance is highly dependent upon the sales of Marley Coffee RealCup, Keurig® K-Cups.

A significant percentage of our total revenue (approximately half of our revenue for fiscal 2014) is attributable to sales of Marley Coffee RealCups for use with Keurig® Brewing systems. Any substantial or sustained decline in the sale of Keurig® Brewing systems or sales of Marley Coffee RealCups would materially adversely affect us. Keurig® Brewing systems compete against all sellers of coffeemakers. These companies include Bunn-O-Matic Corporation, Mars, Inc. (through its FLAVIA® unit), Conair, Inc., Hamilton Beach / Proctor-Silex, Inc., Jarden Corporation, Nestle S.A. (including the Nescafe Dolce-Gusto® beverage system), Phillips Electronics NV (including the SENSEO® brewing system, in cooperation with Sara Lee Corporation) and Robert Bosch GmbH (including the TASSIMO® beverage system, in cooperation with Kraft Foods, Inc.), Stanley Black & Decker, Inc., Starbucks Corporation (including its Verismo® brewing system), Whirlpool Corporation, as well as a number of additional brewing systems and brands. If Keurig Green Mountain (formerly Green Mountain Coffee Roasters) does not succeed in effectively differentiating the Keurig® Brewing systems from its competitors, then our ability to sell, and the market for, Marley Coffee RealCups may be limited and our revenues may be materially adversely affected.

Changes in the coffee environment and retail landscape could impact our financial results.

The coffee environment is rapidly evolving as a result of, among other things, changes in consumer preferences; shifting consumer tastes and needs; changes in consumer lifestyles; and competitive product and pricing pressures. In addition, the beverage retail landscape is very dynamic and constantly evolving, not only in emerging and developing marketplaces, where modern trade is growing at a faster pace than traditional trade outlets, but also in developed marketplaces, where discounters and value stores, as well as the volume of transactions through e-commerce, are growing at a rapid pace. If we are unable to successfully adapt to the rapidly changing environment and retail landscape, our share of sales, volume growth and overall financial results could be negatively affected.

Consolidation in the retail channel or the loss of key retail or grocery customers could adversely affect our financial performance.

Our industry is being affected by the trend toward consolidation in the retail channel. Larger retailers may seek lower prices from us and may demand increased marketing or promotional expenditures, any of which could negatively affect the Company's profitability. In addition, our success depends in part on our ability to maintain good relationships with key retail and grocery customers. The loss of one or more of our key customers could have an adverse effect on our financial performance.

In addition, because of the competitive environment facing retailers, many of our customers have increasingly sought to improve their profitability through increased promotional programs, pricing concessions, more favorable trade terms and increased emphasis on private label products. To the extent we provide concessions or trade terms that are favorable to customers, our margins would be reduced. Further, if we are unable to continue to offer terms that are acceptable to our significant customers or our customers determine that they need fewer inventories to service consumers; these customers could reduce purchases of our products or may increase purchases of products from our competitors, which would harm our sales and profitability.

Climate change may have a long-term adverse impact on our business and results of operations.

There is increasing concern that a gradual increase in global average temperatures due to increased concentration of carbon dioxide and other greenhouse gases in the atmosphere will cause significant changes in weather patterns around the globe and an increase in the frequency and severity of natural disasters. Decreased agricultural productivity in certain regions of the world as a result of changing weather patterns may limit availability or increase the cost of key agricultural commodities, such as coffee and tea, which are important sources of ingredients for our products, and could impact the food security of communities around the world. Increased frequency or duration of extreme weather conditions could also impair production capabilities, disrupt our supply chain or impact demand for our products. As a result, the effects of climate change could have a long-term adverse impact on our business and results of operations.

We cannot predict the impact that the following may have on our business: (i) new or improved technologies, (ii) alternative methods of delivery, or (iii) changes in consumer behavior facilitated by these technologies and alternative methods of delivery.

Advances in technologies or alternative methods of delivery, including advances in vending machine technology and home coffee makers, or certain changes in consumer behavior driven by these or other technologies and methods of delivery could have a negative effect on our business. Moreover, technology and consumer offerings continue to develop, and we expect that new or enhanced technologies and consumer offerings will be available in the future. We may pursue certain of those technologies and consumer offerings if we believe they offer a sustainable customer proposition and can be successfully integrated into our business model. However, we cannot predict consumer acceptance of these delivery channels or their impact on our business. In addition, our competitors, many of whom have greater resources than us, may be able to benefit from changes in technologies or consumer acceptance of alternative methods of delivery, which could harm our competitive position. There can be no assurance that we will be able to successfully respond to changing consumer preferences, including with respect to new technologies and alternative methods of delivery, or to effectively adjust our product mix, service offerings, and marketing and merchandising initiatives for products and services that address, and anticipate advances in, technology and market trends. If we are not able to successfully respond to these challenges, our business, financial condition, and operating results could be harmed.

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

Our policies and procedures are designed to comply with all applicable laws, accounting and reporting requirements, tax rules and other regulations and requirements, including those imposed by the SEC, as well as applicable trade, labor, healthcare, privacy, food, anti-bribery and corruption and merchandise laws. The complexity of the regulatory environment in which we operate and the related cost of compliance are both increasing due to additional or changing legal and regulatory requirements, our ongoing expansion into new markets and new channels, together with the fact that foreign laws occasionally conflict with domestic laws. In addition to potential damage to our reputation and brand, failure to comply with the various laws and regulations as well as changes in laws and regulations or the manner in which they are interpreted or applied, may result in civil and criminal liability, damages, fines and penalties, increased cost of regulatory compliance and restatements of our financial statements. Future laws or regulations (or the cost of complying with such laws, regulations or requirements) could also adversely affect our business and results of operations.

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

We may incur additional indebtedness which could reduce our financial flexibility, increase interest expense and adversely impact our operations.

In the future, we may incur significant amounts of additional indebtedness in order to make acquisitions or continue our business plan.  Our level of indebtedness could affect our operations in several ways, including the following:

●	a significant portion of our cash flows could be used to service our indebtedness;

●	a high level of debt would increase our vulnerability to general adverse economic and industry conditions;

●	any covenants contained in the agreements governing our outstanding indebtedness could limit our ability to borrow additional funds, dispose of assets, pay dividends and make certain investments;

●
a high level of debt may place us at a competitive disadvantage compared to our competitors that are less leveraged and, therefore, may be able to take advantage of opportunities that our indebtedness may prevent us from pursuing; and

●	debt covenants to which we may agree may affect our flexibility in planning for, and reacting to, changes in the economy and in our industry.

A high level of indebtedness increases the risk that we may default on our debt obligations.  We may not be able to generate sufficient cash flows to pay the principal or interest on our debt, and future working capital, borrowings or equity financing may not be available to pay or refinance such debt.  If we do not have sufficient funds and are otherwise unable to arrange financing, we may have to sell significant assets or have a portion of our assets foreclosed upon which could have a material adverse effect on our business, financial condition and results of operations.

There is currently a volatile, sporadic and illiquid market for our common stock.

Our securities are currently quoted on the OTCQB under the symbol “JAMN,” however, we currently have a volatile, sporadic and illiquid market for our common stock, which is subject to wide fluctuations in response to several factors, including, but not limited to:

•	actual or anticipated variations in our results of operations;
•	our ability or inability to generate new revenues;
•	increased competition; and
•	conditions and trends in the market for coffee and coffee related products.

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

Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protections against interested director transactions, conflicts of interest and similar matters.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and NYSE MKT Exchanges and the Nasdaq Stock Market, as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities that are listed on those exchanges or the Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than legally required, we have not yet adopted these measures.

Because our Directors are not independent directors, we do not currently have independent audit or compensation committees. As a result, our Directors have the ability to, among other things, determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest, if any, and similar matters and any potential investors may be reluctant to provide us with funds necessary to expand our operations.

We intend to comply with all corporate governance measures relating to director independence as and when required. However, we may find it very difficult or be unable to attract and retain qualified officers, Directors and members of board committees required to provide for our effective management as a result of the Sarbanes-Oxley Act of 2002. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of Directors and executive officers. The perceived increased personal risk associated with these recent changes may make it more costly or deter qualified individuals from accepting these roles.

We have reported several material weaknesses in the effectiveness of our internal controls over financial reporting, and if we cannot maintain effective internal controls or provide reliable financial and other information, investors may lose confidence in our SEC reports.

We reported material weaknesses in the effectiveness of our internal controls over financial reporting related to the lack of segregation of duties and the need for a stronger internal control environment. In addition, we concluded that our disclosure controls and procedures were ineffective and that material weaknesses existed in connection with such internal controls. Specifically, management identified the following control deficiencies that represent material weaknesses at January 31, 2014:

(1)	lack of a functioning audit committee and lack of a majority of outside directors on the Company's Board of Directors capable to oversee the audit function;

(2)	inadequate segregation of duties due to limited number of personnel, which makes the reporting process susceptible to management override;

(3)	insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of GAAP and SEC disclosure requirements;

(4)	ineffective controls over period end financial disclosure and reporting processes; and

(5)	ineffective controls over the recordation of certain revenue transactions.

Internal control over financial reporting is designed to provide reasonable assurances regarding the reliability of our financial reporting and the preparation of our financial statements in accordance with U.S. generally accepted accounting principles, or GAAP. Disclosure controls generally include controls and procedures designed to ensure that information required to be disclosed by us in the reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Effective internal controls over financial reporting and disclosure controls and procedures are necessary for us to provide reliable financial and other reports and effectively prevent fraud. If we cannot maintain effective internal controls or provide reliable financial or SEC reports or prevent fraud, investors may lose confidence in our SEC reports, our operating results and the trading price of our common stock could suffer and we might become subject to litigation.

Because we are a small company, the requirements of being a public company, including compliance with the reporting requirements of the Exchange Act and the requirements of the Sarbanes-Oxley Act and the Dodd-Frank Act, may strain our resources, increase our costs and distract management, and we may be unable to comply with these requirements in a timely or cost-effective manner.

As a public company with listed equity securities, we must comply with the federal securities laws, rules and regulations, including certain corporate governance provisions of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act and the Dodd-Frank Act, related rules and regulations of the SEC, with which a private company is not required to comply. Complying with these laws, rules and regulations will occupy a significant amount of time of our sole director and management and will significantly increase our costs and expenses, which we cannot estimate accurately at this time. Among other things, we must:

●
establish and maintain a system of internal control over financial reporting in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the related rules and regulations of the SEC and the Public Company Accounting Oversight Board;

●	prepare and distribute periodic public reports in compliance with our obligations under the federal securities laws;

●	maintain various internal compliance and disclosures policies, such as those relating to disclosure controls and procedures and insider trading in our common stock;

●	involve and retain to a greater degree outside counsel and accountants in the above activities;

●	maintain a comprehensive internal audit function; and

●	maintain an investor relations function.

In addition, being a public company subject to these rules and regulations may require us to accept less director and officer liability insurance coverage than we desire or to incur substantial costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our Board of Directors.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

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

	PRICE RANGES
QUARTER ENDED	HIGH	LOW
Fiscal Year Ended January 31, 2014
January 31, 2014	$0.50	$0.26
October 31, 2013	$0.50	$0.35
July 31, 2013	$0.65	$0.22
April 30, 2013	$0.44	$0.22

Fiscal Year Ended January 31, 2013
January 31, 2013	$0.58	$0.08
October 31, 2012	$0.18	$0.13
July 31, 2012	$0.28	$0.14
April 30, 2012	$0.35	$0.24

Approximate Number of Equity Security Holders

As of April 30, 2014, there were 24 shareholders of record of the common stock. This number does not include stockholders for whom shares were held in “nominee” or “street name”.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information, as of January 31, 2014, with respect to our compensation plans under which common stock is authorized for issuance. We grant options to officers, directors, employees and consultants under our Equity Compensation Plan. We believe that the exercise price for all of the options set forth below reflects at least 100% of the fair market value on the dates of grant for the options at issue.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (A)	Weighted-average exercise price of outstanding options, warrants and rights (B)	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column A) (C)

Equity compensation plans approved by shareholders	-	$-	-

Equity compensation plans not approved by shareholders	17,160,000	0.35	20,756,465

Total	17,160,000	$0.35	20,756,465

2011 Equity Compensation Plan

On August 5, 2011, the Board of Directors approved the Company’s 2011 Equity Compensation Plan (the “2011 Plan”). The 2011 Plan authorizes the issuance of various forms of stock-based awards, including incentive or non-qualified options, restricted stock awards, performance shares and other securities as described in greater detail in the 2011 Plan, to the Company’s employees, officers, directors and consultants. A total of 20,000,000 shares are authorized for issuance under the 2011 Plan, which has not been approved by the shareholders of the Company to date, and as of the filing of this report, a total of 16,333,333 shares are available for issuance under the 2011 Plan.

2012 Equity Incentive Plan

On October 14, 2012, the Board of Directors approved the Company’s 2012 Equity Incentive Plan, which was amended and restated on September 19, 2013 (as amended and restated, the “2012 Plan”). The 2012 Plan authorizes the issuance of various forms of stock-based awards, including incentive or non-qualified options, restricted stock awards, restricted units, stock appreciation rights, performance shares and other securities as described in greater detail in the 2012 Plan, to the Company’s employees, officers, directors and consultants. A total of 12,000,000 shares are authorized for issuance under the 2012 Plan, which has not been approved by the shareholders of the Company to date, and as of the filing of this report, a total of 1,526,133 shares are available for issuance under the 2012 Plan.

2013 Equity Incentive Plan

On September 10, 2013, the Board of Directors approved the Company’s 2013 Equity Incentive Plan (the “2013 Plan”). The 2013 Plan authorizes the issuance of various forms of stock-based awards, including incentive or non-qualified options, restricted stock awards, restricted units, stock appreciation rights, performance shares and other securities as described in greater detail in the 2013 Plan, to the Company’s employees, officers, directors and consultants. A total of 12,000,000 shares are authorized for issuance under the 2013 Plan, which has not been approved by the shareholders of the Company to date, and as of the filing of this report, a total of 4,140,000 shares are available for issuance under the 2013 Plan.

Recent Sales of Unregistered Securities

As described in greater detail below under “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” – “Liquidity and Capital Resources” – “Funding and Financing Agreements” – “Ironridge Transaction”, in March 2013, May 2013 and July 2013, we issued 7,000,000, 5,000,000 and 5,000,000 shares of common stock, respectively, to Ironridge in connection with certain transactions, which are subject to adjustment as discussed above.  In July 2013, in connection with the true up associated with the March 2013 Ironridge transaction and pursuant to the terms of the March 2013 Stipulation, Ironridge returned 1,646,488 shares of the Company’s common stock to the Company for cancellation, which shares were cancelled by the Company in July 2013.  In November 2013 we issued Ironridge an additional 4,524,079 shares of common stock, representing 671,841 additional shares pursuant to the May 2013 Order and Stipulation and 3,852,238 additional shares pursuant to the July 2013 Order and Stipulation. In February 2014, we issued Ironridge an additional 3,366,316 shares of common stock pursuant to the July 2013 Order and Stipulation.

The Company claims an exemption from registration provided by Section 3(a)(10) of the Securities Act, for the issuance of the shares of the Company’s common stock issued to Ironridge, as the issuances of securities were in exchange for bona fide outstanding claims, where the terms and conditions of such issuance were approved by a court after a hearing upon the fairness of such terms and conditions.

As described above under “Item 1. Business” – “Current Business Operations” - “Recent Transactions”, we entered into an Asset Purchase Agreement with BikeCaffe Franchising on December 4, 2013 and purchased all of that company’s assets in consideration for $140,000, of which $40,000 was paid in cash and $100,000 was paid through the issuance of 250,000 shares of our restricted common stock valued based on the closing price of the Company’s common stock on the effective date of the agreement ($0.40 per share). Additionally, effective on the same date, we entered into a Supplier Business Relationship Agreement with Ralph Massetti / The Franchise Builders (“Supplier”)(President and CEO of BikeCaffe Franchising), pursuant to which the Supplier agreed to provide 150 hours of franchise consulting services to the Company, which services are to be rendered prior to January 31, 2014.  As partial consideration we agreed to pay the Supplier $115,000, in Form S-8 common stock valued based on the closing price of our common stock on the date the agreement was entered into (which stock had a closing price of $0.40 per share), which totals 287,500 shares of common stock.

Effective in August 2013, the Company entered into and affected the transactions contemplated by an Asset Purchase Agreement with Black Rock Beverage Services, LLC (“BRB”).  Pursuant to the agreement, the Company acquired substantially all of the assets of BRB in consideration for $10,000 in cash and 158,040 shares of the Company’s restricted common stock (which were physically issued in February 2014), valued at $71,118.

As described in greater detail above under “Liquidity and Capital Resources” - “Funding and Financing Agreements” - “Mother Parker’s Investment”, on April 24, 2014, the Company entered into a Subscription Agreement with Mother Parkers Tea & Coffee Inc. (“Mother Parkers” and the “Subscription”).  Pursuant to the Subscription, Mother Parkers purchased 7,333,529 units from the Company, each consisting of (a) one share of the Company’s common stock, $0.001 par value per share (the “Shares”); and (b) one (1) warrant to purchase one share of the Company’s common stock (the “Warrants” and collectively with the Shares, the “Units”) at a price per Unit equal to the fifty day weighted-average price per share of the Company’s common stock on the OTCQB market, for the fifty trading days ending March 7, 2014 (the date the parties first discussed the transactions contemplated by the Subscription), which was $0.3409 (the “Per Unit Price”). The total purchase price paid for the Units was $2,500,000.  The Warrants have an exercise price equal to 150% of the Per Unit Price ($0.51135 per share), a term of three years and prohibit Mother Parkers from exercising such Warrants to the extent such exercise would result in the beneficial ownership of more than 9.99% of the Company’s common stock, subject to Mother Parkers’ right to waive such limitation with 61 days prior written notice.

The issuances described above were exempt from registration pursuant to Section 4(2) and/or Rule 506 of Regulation D of the Securities Act since the foregoing issuances did not involve a public offering, the recipients took the securities for investment and not resale, we took appropriate measures to restrict transfer, and the recipients were (a) “accredited investors”; and/or (b) had access to similar documentation and information as would be required in a Registration Statement under the Act. None of these securities may be re-offered or resold absent either registration under the Act or the availability of an exemption from the registration requirement.

Use of Proceeds From Sale of Registered Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

You should read the following discussion and analysis in conjunction with our Consolidated Financial Statement and related Notes thereto included in Part II, Item 8 of this Report and the “Risk Factors” included in Part I, Item IA of this Report, before deciding to purchase, hold or sell our common stock.

We provide sustainably grown, ethically-farmed and artisan roasted gourmet coffee through multiple United States and international distribution channels. We intend to develop a significant share of these markets and achieve a leadership position by capitalizing on the global recognition of the “Marley” brand name. We hope to capitalize on the guidance and leadership of our Chairman, Rohan Marley, and to increase our sales through the marketing of products using the likeness of, and reflecting the personality of, Mr. Marley. Through a licensing agreement with Fifty-Six Hope Road (described above under “Item 1. Business” – “Current Business Operations”), the Company has the worldwide right to use, and sublicense, the intellectual property rights in and to the late reggae performer, Robert Nesta Marley, professionally known as Bob Marley, including “Marley Coffee”, in connection with (i) the manufacturing, advertising, promotion, sale, offering for sale and distribution of coffee in all its forms and derivations, regardless of portions, sizes or packaging and (ii) coffee roasting services, coffee production services, and coffee sales, supply, distribution and support services, provided that the Company may not open retail coffee houses utilizing the Trademarks.

Additionally, through fiscal 2014, we affected the transactions with Ironridge, described in greater detail below under “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” – “Liquidity and Capital Resources” – “Funding and Financing Agreements” – “Ironridge Transaction”, pursuant to which a total of $4,795,802 in accounts payable and accrued expenses owed by us to various parties, which was purchased by Ironridge was satisfied by the issuance of shares of our common stock as provided above, came off our balance sheet and significantly improved our liquidity.

Throughout fiscal 2014 and 2013, the Company issued shares of common stock in consideration for services rendered to its officers, directors and employees in an effort to maximize its cash on hand and improve liquidity, which practice the Company plans to continue in fiscal 2015.  The Company has also accrued salaries for several of its officers and employees and will continue accruing such salaries or paying such salaries in shares of Form S-8 common stock until it has sufficient available funds to pay such salaries in cash. As the Company continues to grow it will need to raise additional cash in order to maintain its growth and fund its operations.  If the Company is unable to access additional capital moving forward, it will hurt our ability to maintain growth and possibly jeopardize our ability to maintain our current operations. There can be no assurance that the Company will be able to increase sales, reduce expenses or obtain additional financing, if necessary, at a level to meet its current obligations to continue as a going concern.

Results of Operations

Comparison of the Years Ended January 31, 2014 and 2013

Sales Revenue. Sales revenues for the years ended January 31, 2014 and 2013 were $6,077,956 and $1,820,945, respectively, which represents an increase of $4,257,011 or 234% from the prior year. Net revenue was $5,644,211 and $1,816,432 for the years ended January 31, 2014 and 2013, after deducting discounts and allowances of $433,745 and $4,513, respectively. Sales revenue increased as a result of the Company's continued expansion into the retail grocery market and its continued growth of other business verticals.  The Company grew from a 2% grocery retail market share to being authorized to sell in approximately 8,000 stores, which represents approximately a 22% retail grocery market share from January 31, 2013 to January 31, 2014.

Cost of Sales. Cost of sales for the years ended January 31, 2014 and 2013 were $4,940,546 and $1,434,218, respectively, which represents an increase of $3,506,328 or 244% from the prior year, which was mostly attributed to increased sales, especially of items with larger profit margins.

Gross Profit.  We had a gross profit of $703,665 for the year ended January 31, 2014, compared to a gross profit of $382,214 for the year ended January 31, 2013. Gross profit as a percentage of gross sales was 10% for the year ended January 31, 2014 and 21% for the year ended January 31, 2013.  Gross profit increased due to an increase in overall sales.  Gross profit as a percentage of sales decreased due to expansion into new markets with lower initial margins on sales.

Compensation and Benefit Expenses. Compensation and benefits for the years ended January 31, 2014 and 2013, were $2,298,951 and $2,437,786, respectively, which represents a decrease of $138,835 or 6%. The decrease was a result of stock compensation expenses and executive officer payroll.

Selling and Marketing Expenses. Selling and marketing expenses for the years ended January 31, 2014 and 2013, were $182,251 and $262,230, respectively, which represents a decrease of $79,979 or 30% from the prior year. The decrease was principally the result of a large marketing campaign done in the prior period and not in the current period. As the business has developed, the customer base has increased and sales have grown more organically. We anticipate, however, experiencing significant marketing expenses throughout 2014 as we will seek to expand our customer base even more and build out the Company brand.

General and Administrative Expenses.   General and administrative expenses for the years ended January 31, 2014 and 2013, were $2,762,485 and $1,463,511, respectively, which represents an increase of $1,298,974 or 89% from the prior year. The increase was principally the result of overall increased expansion of the business and the need to support that expansion mostly through professional fees and payroll, in addition to relocation of the Company’s headquarters from California to Colorado. General and administrative expense also increased due to increased corporate reporting expenses and increased insurance expenses.

Total Other Income (Expense).  We had total other expense of $2,164,008 for the year ended January 31, 2014, compared to $200,640 of total other expense for the year ended January 31, 2013, an increase of $1,963,368 from the prior year.  Total other expense for the year ended January 31, 2014 was mainly in connection with the Ironridge transactions that caused a $2,130,993 loss on extinguishment of debt from the issuance of shares but which are subject to certain true-ups after the applicable “calculation periods” (other than the first and second transactions for which true up has already occurred) and the gain on derivatives pertaining to TCA Global Credit Master Fund, LP (“TCA”). Also included in total other expense was interest expense of $108,424 for the year ended January 31, 2014, compared to interest expense of $150,180 for the year ended January 31, 2013.  Interest expense increased due to the recognition of deferred financing costs and the debt discount related to the July 19, 2012 credit agreement with TCA, effective June 29, 2012 (the “Credit Agreement”), pursuant to which TCA agreed to loan us up to $2 million, of which $350,000 was borrowed on July 19, 2012, which amount was repaid in connection with the March 2013 Stipulation, described below under “Liquidity and Capital Resources” – “Funding and Financing Agreements” – “Ironridge Transaction”, pursuant to which Ironridge purchased the outstanding debt which we owed to TCA and also purchased $100,000 of outstanding liabilities relating to 588,235 shares of our common stock originally issued to TCA, which shares TCA returned to the Company for cancellation and which shares were cancelled in May 2013.

Net Loss. We incurred a net loss of $6,704,030 and $4,017,953 for the years ended January 31, 2014 and 2013, respectively, an increase of $2,686,077 or 67% from the prior year. The principal reason for the increase in net loss was the $1,963,368 increase in total other expenses, mainly due to the extinguishment of liabilities in connection with the Ironridge Transactions and the $1,044,160 increase in total operating expenses, offset by the $321,451 increase in gross profit. Non-cash payments of common stock included in net loss for the year ended January 31, 2014 and 2013 were $2,110,826 and $2,375,156, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations primarily through the issuance of our common stock.

The following table presents details of our working capital and cash and cash equivalents:

	January 31, 2014	January 31, 2013	Increase / (Decrease)
Working Capital	$1,606,350	$(667,292)	$2,273,642
Cash	$857,122	$-	$857,122

At January 31, 2014, we had total assets of $4,754,667 and total liabilities of $1,899,719. Our current sources of liquidity include our existing cash and cash equivalents and cash from operations and funds raised through the sale of common stock and warrants in private placements (as described in greater detail below). For the year ended January 31, 2014, although we generated sales of $6,077,956 and we had a net loss of $6,704,030. Included in this loss were non-cash payments of common stock totaling $2,110,827.

Total current assets of $3,506,069 as of January 31, 2014 included cash of $857,122, accounts receivable of $1,085,947, notes receivable – related party of $2,724, and inventory of $354,932, prepaid expenses of $1,163,914, and other current assets of $41,430.

We had total assets as of January 31, 2014 of $4,754,667 which included the total current assets of $3,506,069, $440,194 of property and equipment, net, $657,001 of license agreement, representing the value of the FSHR License Agreement, $47,525 of intangible assets, $15,716 of other assets and $88,162 of goodwill.

We had total liabilities of $1,899,719 as of January 31, 2014, which were solely current liabilities and included $1,181,510 of accounts payable, $219,799 of accrued royalty and other expenses - related party, in connection with amounts owed under the FSHR License Agreement, $369,589 of common shares due to Ironridge in connection with the transactions described below, $123,856 of accrued expenses, and $4,965 of note payable.

As of the filing of this report, we believe that our cash position, the funds raised through our ongoing offering, and the revenues we generate will be sufficient to meet our working capital needs for approximately the next twenty-four months based on the pace of our planned activities.

In fiscal 2014, we established a national grocery distribution network, increased our brand awareness and strengthened our international presence.  Last year we focused on expansion and this upcoming year we are prepared to build on that platform with organic growth. Over the course of the last year, we gained distribution in over 5,000 stores in North America and have authorization in approximately 10,000 stores.  We’ve also established distribution in two of the largest chains in the country, Safeway and Kroger.

The past year was a “developmental year” in the retail grocery space for us.  Through fiscal 2015, while we will still look to gain additional distribution, we are not pursuing it at the same pace we did during the past 18 months. We have four primary strategies for the remainder of fiscal 2015:

1)	Increase our turn rate (velocity) within existing distribution while strategically looking for new stores to expand into.
2)	Focus on building brand awareness to drive that growth.
3)	Capitalize on our relationship with Mother-Parkers, both from a revenue and innovations perspective.
4)	Continue building our ancillary businesses such as our international distribution and Office Coffee Service (OCS) program locally.

In the fourth fiscal quarter of 2014 and first fiscal quarter of 2015, we established an annual promotional calendar for our retailers and distributors.  Promotions range from discounts at store level to in-store tastings.  To date, promotions and trial programs, especially at some of our larger accounts such as Kroger, Safeway and HEB, are increasing product velocity.  Additionally we are constantly evaluating cost effective tools to generate brand awareness and trials outside of the retail environment.  We plan to continue driving these efforts with the goal of seeing revenues from organic growth increase quarter-to-quarter through fiscal 2015.

We are excited about our other business lines as well. Our away from home business has been growing, especially in the Denver, Colorado area.  Its growth helps feed our grocery retail business at a minor cost.  Our international growth is picking up pace as well.  Europe is growing, as has our commitment to foster the region.  Chile and South America still remain one of the most exciting markets for us as our distributors and partners in that region have done a phenomenal job marketing and growing the brand.

Gross margins were very tight in fiscal 2014 as significant discounts and deductions were given to gain distribution and market penetration.  As these accounts mature, we expect our gross margins to return to prior levels in fiscal 2015.

One of our main concerns for fiscal 2015 is a shortage in Jamaican Blue Mountain (JBM) beans and products.  Hurricane Sandy and coffee leaf rust has impacted the production output of JBM by about 40 percent for 2014.  Jamaica and the industry expect a slow recovery in 2015 and to be back in full production by 2016.  We are diligently working to secure more JBM as the market we created for it continues to expand.  Limited JBM supply hampered our growth in fiscal 2014.  We are currently working to address the supply issues and while we believe we will be in a far better position in Fiscal 2015 with respect to JBM availability, if we are unable to purchase a sufficient quantity of high-quality coffee beans, we may not be able to fulfill demand for our coffee, our revenue may decrease and our ability to expand our business may be negatively impacted.

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

In March, May and July 2013, we affected the transactions with Ironridge, described in greater detail below, pursuant to which an aggregate of $4,795,802 in accounts payable and accrued expenses owed by us to various parties, which was purchased by Ironridge, was satisfied by the issuance of shares of our common stock, came off our balance sheet and significantly improve our liquidity.  The Ironridge transactions helped fuel our significant growth for fiscal 2014; however, we have no intentions, nor do we anticipate doing another transaction in the same format as we did with Ironridge in the foreseeable future.

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

There can be no assurance that we will be able to increase sales, reduce expenses or obtain additional financing, if necessary, at a level to meet our current obligations. As a result, the opinion we have received from our independent registered public accounting firm on our January 31, 2014 financial statements contains an explanatory paragraph stating that there is a substantial doubt regarding our ability to continue as a going concern.

Cash Flows
	Year Ended January 31
	2014	2013
Net cash provided by (used in) operating activities	$1,341,814	$(968,920)
Net cash provided by (used in) investing activities	$(430,128)	$(81,512)
Net cash (used in) provided by financing activities	$(54,564)	$214,554

Operating Activities

Compared to the corresponding period in 2013, net cash provided by operating activities increased by $2,310,734 for the year ended January 31, 2014. The increase was primarily due to $5,562,906 of decrease in accounts payable, $1,344,202 of common stock issued for services, $1,161,424 of share based employee compensation and $2,130,993 of loss on extinguishment of debt, offset by $670,226 of increase in accounts receivable, $279,276 of increase in inventory, $394,799 of common stock issued to Ironridge for debt extinguishment and $6,704,030 of net loss.

Investing Activities

Compared to the corresponding period in fiscal 2013, net cash used by investing activities increased by approximately $348,616 due primarily to purchases of property and equipment in connection with the BRB and BikeCaffe Franchising acquisitions described in greater detail above under “Item 1. Business” – “Current Business Operations” – “Recent Transactions”.

Financing Activities

Compared to the corresponding period in fiscal 2013, net cash used in financing activities increased by approximately $269,118 for the year ended January 31, 2014 primarily because of the repayment of promissory notes offset by the sale of common stock.

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

Funding and Financing Agreements

Ironridge Transactions

On March 6, 2013, May 24, 2013 and July 26, 2013, pursuant to three separate orders setting forth stipulated settlements (the “Orders” and the “Stipulations”) issued by the Superior Court of the State of California for the County of Los Angeles – Central District (the “Court”), Ironridge Global IV, Ltd. (“Ironridge”), who had previously purchased a total of $1,017,744, $1,278,058 and $2,499,372, respectively, in accounts payable and accrued expenses (each, the “Claim”) owed by us to various parties, was issued shares of our common stock (each the “Initial Issuance”) in satisfaction of such accounts payable and accrued expenses, which amounts came off our balance sheet and significantly improved our liquidity. The accounts payable and accrued expenses represented amounts originally owed by us to various creditors in connection with trade payables, the purchase of property and equipment, prior credit agreements, and attorneys’ fees.  The shares issued in the Initial Issuances, totaling 7,000,000, 5,000,000 and 5,000,000 shares, respectively, are subject to adjustment based on the closing prices of our common stock during certain calculation periods (as described in greater detail in the Current Reports on Form 8-K filed with the Securities and Exchange Commission on March 8, 2013, May 15, 2013 and July 30, 2013, respectively and Note 15 to the financial statements included in this report).  In July 2013, in connection with the true up associated with the March 2013 Ironridge transaction and pursuant to the terms of the March 2013 Stipulation, Ironridge returned 1,646,488 shares of the Company’s common stock to the Company for cancellation, which shares were cancelled in July 2013. In November 2013 we issued Ironridge an additional 4,524,079 shares of common stock, representing 671,841 additional shares pursuant to a true up in connection with the May 2013 Order and Stipulation and 3,852,238 additional shares pursuant to the July 2013 Order and Stipulation. In February 2014, we issued Ironridge an additional 3,366,316 shares of common stock pursuant to the July 2013 Order and Stipulation.  The settlement of payables for common shares has been recorded as extinguishments.

Additionally, as a result of each Stipulation, we agreed that at no time shall shares of common stock be issued to Ironridge and its affiliates which would result in them owning or controlling more than 9.99% of the Company’s outstanding common stock.  We also agreed pursuant to each Stipulation that (a) until at least one half of the total trading volume for each respective calculation period has traded, we would not, directly or indirectly, enter into or effect any split or reverse split of our common stock; (b) until at least thirty days from the date each Order was approved, we would not, directly or indirectly, issue any securities pursuant to a Form S-8 registration statement; and (c) until at least six months from the date each Order was approved, we would not, directly or indirectly, issue or sell any free trading securities for financing purposes; provided that in lieu of covenant (c) above, for the July 2013 Stipulation, we instead agreed that until at least 180 days after the end of the applicable calculation period, (a) we would not issue, sell or agree to issue or sell any securities to any person other than Ironridge or its affiliates, except for: (A) common stock, options or warrants to employees, officers, consultants or directors pursuant to Employee Stock Ownership Plans, or (B) restricted common stock, in transactions with strategic industry, business or operating partners that provide benefits other than the investment of funds, issued at a fixed price not subject to any adjustment, reset or variable element of any kind.

The result of the Orders and Stipulations is that a total of $4,795,802 in accounts payable and accrued expenses owed by us to various parties, which was purchased by Ironridge was satisfied by the issuance of shares of our common stock as provided above, came off our balance sheet and significantly improved our liquidity.  At January 31, 2014, this method of funding is no longer used and remains open subject to final settlement.

Private Placement

In July and August 2013, the Company undertook a private offering of units to accredited investors, each consisting of one share of common stock and ½ of one warrant to purchase one share of common stock, which units have a sales price equal to a 20% discount to the closing price of the Company’s common stock on the date of each investor’s subscription and which warrants have an exercise price equal to 150% of the closing price on the date of each investor’s subscription.  The Company sold an aggregate of 647,137 units to four accredited investors at prices between $0.35 and $0.392 per unit and raised proceeds of $246,000 from such sales.  An aggregate of 647,137 shares and warrants to purchase an aggregate of 323,570 shares of the Company’s common stock were sold in the offering, which warrants are evidenced by Common Stock Purchase Warrants, have exercise prices from between $0.66 and $0.74 per share, a term of one year, and prohibit the holders thereof from exercising such warrants to the extent such exercise would result in the beneficial ownership of more than 4.99% of the Company’s common stock, subject to the holders’ right to waive such limitation with 61 days prior written notice.

Mother Parker’s Investment

On April 24, 2014, the Company entered into a Subscription Agreement with Mother Parkers Tea & Coffee Inc. (“Mother Parkers” and the “Subscription”).  Pursuant to the Subscription, Mother Parkers purchased 7,333,529 units from the Company, each consisting of (a) one share of the Company’s common stock, $0.001 par value per share (the “Shares”); and (b) one (1) warrant to purchase one share of the Company’s common stock (the “Warrants” and collectively with the Shares, the “Units”) at a price per Unit equal to the fifty day weighted-average price per share of the Company’s common stock on the OTCQB market, for the fifty trading days ending March 7, 2014 (the date the parties first discussed the transactions contemplated by the Subscription), which was $0.3409 (the “Per Unit Price”). The total purchase price paid for the Units was $2,500,000.

Pursuant to the Subscription, we provided Mother Parkers a right of first refusal for a period of two (2) years following the Subscription, to purchase up to 10% of any securities (common stock, options or warrants exercisable for common stock) we propose to offer and sell in a public or private equity offering (the “ROFO Securities”), exercisable for 48 hours from the time we provide Mother Parkers notice of such proposed sale of ROFO Securities (subject where applicable to Mother Parkers meeting any prerequisites to participation in the offering). The right of first refusal does not apply to the issuance of (a) shares of common stock or options to employees, officers, directors or consultants of the Company in consideration for services, (b) securities exercisable or exchangeable for or convertible into shares of common stock issued and outstanding on the date of the Subscription, (c) securities issued pursuant to acquisitions or strategic transactions approved by the directors of the Company, provided that any such issuance shall provide to the Company additional benefits in addition to the investment of funds, but shall not include a transaction in which the Company is issuing securities primarily for the purpose of raising capital, and (d) any debt securities (other than any debt securities exchangeable for or convertible into shares of common stock). The right of first refusal is not assignable and expires upon the first to occur of two (2) years following the date of the Subscription and the date Mother Parkers enters into or takes certain bankruptcy related actions.

The Warrants have an exercise price equal to 150% of the Per Unit Price ($0.51135 per share), a term of three years and prohibit Mother Parkers from exercising such Warrants to the extent such exercise would result in the beneficial ownership of more than 9.99% of the Company’s common stock, subject to Mother Parkers’ right to waive such limitation with 61 days prior written notice.

Off-Balance Sheet Arrangements

As part of our on-going business, we have not participated in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangement or other contractually narrow or limited purposes. As of January 31, 2014, we are not involved in any material unconsolidated SPEs.

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

Impairment of Long-Lived Assets. Long-lived assets consist of a license agreement that was recorded at the estimated cost to acquire the asset (See Note 4 to the financial statements included in this report). The license agreement is reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their estimated fair values. Management evaluated the carrying value of the license and determined that no impairment existed at January 31, 2014 or 2013.

Recent Accounting Pronouncements

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

Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was not effective as of January 31, 2014.

A material weakness is a deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at January 31, 2014:

(1)	lack of a functioning audit committee and lack of a majority of outside directors on the Company's Board of Directors capable to oversee the audit function;

(2)	inadequate segregation of duties due to limited number of personnel, which makes the reporting process susceptible to management override;

(3)	insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of GAAP and SEC disclosure requirements;

(4)	ineffective controls over period end financial disclosure and reporting processes; and

(5)	ineffective controls over the recordation of certain revenue transactions.

Management believes that the material weaknesses set forth in items (1) through (4) above did not have an effect on the Company's financial reporting during the year ended January 31, 2014.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item will be set forth under the headings “Election of Directors”, “Executive Officers”, “Corporate Governance”, and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2014 Proxy Statement to be filed with the U.S. Securities and Exchange Commission (“SEC”) within 120 days after January 31, 2014 in connection with the solicitation of proxies for the Company’s 2014 annual meeting of shareholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item will be set forth under the headings "Executive Compensation", "Board of Directors Compensation" and "Outstanding Equity Awards at Fiscal Year-End" in the Company's 2014 Proxy Statement to be filed with the SEC within 120 days after January 31, 2014 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item will be set forth under the headings “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in the Company’s 2014 Proxy Statement to be filed with the SEC within 120 days after January 31, 2014 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item will be set forth under the headings “Certain Relationships and Related Transactions” and “Director Independence” in the Company’s 2014 Proxy Statement to be filed with the SEC within 120 days after January 31, 2014 and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table presents the estimated aggregate fees incurred for services performed during our last two fiscal years, all of which were approved by our Board of Directors.

	Fiscal Year Ended January 31,
	2014	2013
Audit fees(1)	$87,500	$46,505
Audit-related fees(2)	-0-	-0-
Tax fees(3)	10,423	29,133
All other fees	-0-	-0-
Total fees	$97,923	$75,638

(1)	Audit fees include professional services rendered for the audit and/or reviews of our financial statements and in connection with statutory and regulatory filings or engagements.
(2)
Audit-related fees include assurance and related services that were reasonably related to the performance of the audit or review of our financial statements that are not included under footnote (1) above.

(3)	Tax fees include professional services relating to preparation of the annual tax return.

It is the policy of our Board of Directors that all services to be provided by our independent registered public accounting firm, including audit services and permitted audit-related and non-audit services, must be pre-approved by our Board of Directors. Our Board of Directors pre-approved all services, audit and non-audit related, provided to us by our independent auditors for fiscal 2014 and 2013.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)     Documents filed as part of this report

(1)	All financial statements

(2)	Financial Statement Schedules

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto included in this Form 10-K.

(3)	Exhibits required by Item 601 of Regulation S-K

The information required by this Section (a)(3) of Item 15 is set forth on the exhibit index that follows the Signatures page of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JAMMIN JAVA CORP.

By: /s/ Brent Toevs
Brent Toevs
Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2014

By: /s/ Anh Tran
Anh Tran
President, Chief Operating Officer, Secretary and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

Date: May 16, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brent Toevs	Chief Executive Officer	May 16, 2014
Brent Toevs	(Principal Executive Officer)
Director

/s/ Anh Tran	President, Chief Operating Officer,	May 16, 2014
Anh Tran	Secretary and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)
Director

/s/ Rohan Marley	Chairman of the Board of Directors	May 16, 2014
Rohan Marley

Exhibit Index

Exhibit Number	Description

2.1
Asset Purchase Agreement with BikeCaffe Franchising Inc. (December 4, 2013)(incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed with the Commission on December 10, 2013)

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed April 1, 2014)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed April 1, 2014)

3.3	Articles of Merger (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form8-K filed March 12, 2008)

3.4	Articles of Merger (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed September 17, 2009)

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form SB-2 filed August 3, 2005)

4.2	2011 Equity Compensation Plan (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed August 10, 2011)

4.3	Amended and Restated 2012 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 of the Company’s Form S-8/A Registration Statement filed October 17, 2013)

4.4	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.5 of the Company’s Quarterly Report on Form 10-Q filed September 12, 2013)

4.5	2013 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 filed October 17, 2013)

10.1	Trademark License Agreement, dated as of March 31, 2010, by and between Marley Coffee, LLC and the Company (incorporated by reference to the Company’s Annual Report on Form 10-K filed May 17, 2011)

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

10.22	License Agreement with Fifty-Six Hope Road Music Limited dated September 13, 2012 (incorporated by reference to Exhibit 10.7 of the Company’s Amended Report on Form 10-Q/A, filed on October 4, 2012)

10.23	Form of Subscription Agreement (August 2013 Offering) (incorporated by reference to Exhibit 10.23 of the Company’s Quarterly Report on Form 10-Q filed September 12, 2013)

10.24	Amended and Restated Employment Agreement with Brent Toevs (August 2013) (incorporated by reference to Exhibit 10.24 of the Company’s Quarterly Report on Form 10-Q filed September 12, 2013)

10.25	Amended and Restated Employment Agreement with Anh Tran (August 2013) (incorporated by reference to Exhibit 10.25 of the Company’s Quarterly Report on Form 10-Q filed September 12, 2013)

10.26	Lease Agreement (June 2013) – 4730 Tejon Street, Denver, Colorado 80211 (incorporated by reference to Exhibit 10.26 of the Company’s Quarterly Report on Form 10-Q filed September 12, 2013)

10.27*	Asset Purchase Agreement between the Company and Black Rock Beverage Services, LLC (August 2013)

10.28*	Form of Subscription Agreement July/August 2013 Offering

10.29*	Form of Common Stock Purchase Warrant Agreement July/August 2013 Offering

14.1	Code of Ethical Business Conduct, adopted March 31, 2014 (incorporated by reference to Exhibit 14.1 of the Company’s Current Report on Form 8-K filed April 1, 2014)

21.1*	List of Subsidiaries

23.1*	Consent of Squar, Milner, Peterson, Miranda & Williamson, LLP

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Accounting and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1****	Certifications of the Principal Executive Officer and the Principal Accounting and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1****	Press Release dated May 16, 2014

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

**   The Company has obtained confidential treatment of certain portions of this agreement which have been omitted and filed separately with the U.S. Securities and Exchange Commission.

*** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

**** Furnished herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Jammin Java Corp. (the “Company”) as of January 31, 2014 and 2013, and the related statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jammin Java Corp as of January 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 under "Basis of Presentation," the Company has incurred operating losses from inception, has an accumulated deficit approximating $13,762,848, and has only recently generated revenues from its principal operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SQUAR, MILNER, PETERSON, MIRANDA & WILLIAMSON, LLP
Newport Beach, California
May 16, 2014

JAMMIN JAVA CORP.
BALANCE SHEETS

	January 31,	January 31,
	2014	2013

Assets
Current Assets:
Cash	$857,122	$-
Restricted cash	-	65,382
Accounts receivable, net	1,085,947	415,721
Notes receivable - related party	2,724	-
Inventory	354,932	-
Prepaid expenses	1,163,914	173,264
Other current assets	41,430	24,387
Total Current Assets	3,506,069	678,754

Property and equipment, net	440,194	19,705
License agreement	657,001	705,667
Intangible assets	47,525	-
Deferred financing costs	-	43,490
Other assets	15,716	-
Goodwill	88,162	-
Total Assets	$4,754,667	$1,447,616

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$1,181,510	$762,663
Payable to Ironridge in common shares	369,589	-
Accounts payable - related party	-	2,258
Accrued expenses	123,856	92,586
Accrued royalty and other expenses - related party	219,799	30,073
Bank Overdraft	-	8,931
Notes payable - Related party	-	9,454
Secured promissory note - net of discount of $-0- and $29,925, respectively	-	320,075
Notes payable	4,965	-
Derivative liability	-	120,006
Total Current Liabilities	1,899,719	1,346,046

Total Liabilities	1,899,719	1,346,046

Stockholders' Equity:
Common stock, $.001 par value, 5,112,861,525 shares authorized; 104,085,210 and 79,373,546 shares issued and outstanding, as of January 31, 2014 and January 31, 2013, respectively	103,166	79,377
Additional paid-in-capital	16,514,630	7,081,011
Accumulated deficit	(13,762,848)	(7,058,818)
Total Stockholders' Equity	2,854,948	101,570

Total Liabilities and Stockholders' Equity	$4,754,667	$1,447,616

See accompanying notes to financial statements

JAMMIN JAVA CORP.
STATEMENTS OF OPERATIONS

	Year Ended January 31,
	2014	2013

Revenue:	$6,077,956	$1,820,945
Discounts and allowances	(433,745)	(4,513)
Net revenue	5,644,211	1,816,432

Cost of sales:
Cost of sales products	4,940,546	1,434,218
Total cost of sales	4,940,546	1,434,218

Gross Profit	$703,665	$382,214

Operating Expenses:
Compensation and benefits	2,298,951	2,437,786
Selling and marketing	182,251	262,230
General and administrative	2,762,485	1,463,511
Impairment of license	-	36,000
Total operating expenses	5,243,687	4,199,527

Other income (expense):
Other expense (Including loss on settlement of liabilities of $2,130,993	(2,055,584)	(50,460)
Interest expense	(108,424)	(150,180)
Total other income (expense)	(2,164,008)	(200,640)

Net Loss	$(6,704,030)	$(4,017,953)

Net loss per share:
Basic and diluted loss per share	$(0.07)	$(0.05)

Weighted average common shares outstanding - basic and diluted	93,430,025	77,338,169

See accompanying notes to financial statements

JAMMIN JAVA CORP.
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Common Stock
	Shares	Amount	Shares To Be Issued	Paid-In Capital	Accumulated Deficit	Totals
Balance, January 31, 2012	76,744,150	76,744	-	4,708,487	(3,040,865)	1,744,366

Issuance of common stock for services	2,629,396	2,633	-	366,332	-	368,965
Stock based compensation	-	-	-	2,006,192	-	2,006,192
Net loss	-	-	-	-	(4,017,953)	(4,017,953)
Balance, January 31, 2013	79,373,546	79,377	-	7,081,011	(7,058,818)	101,570

Issuance of common stock for services	3,505,914	3,505	-	1,340,697	-	1,344,202
Issuance of common stock for cash	647,137	647	-	245,353	-	246,000
Issuance of common stock for acquisitions	250,000	408	158,039	170,710	-	171,118
Shares issued to Ironridge for debt extinguishment	19,877,591	19,129	-	6,591,535	-	6,610,664
Cancellation of TCA shares	(588,235)	-	-	(100,000)	-	(100,000)
Exercise of stock options	100,000	100	50,000	23,900	-	24,000
Option expense	-	-	-	1,161,424	-	1,161,424
Shares issued for consulting services and subsequently rescinded (1)	919,257	-	-	-	-	-
Net loss	-	-	-	-	(6,704,030)	(6,704,030)
Balance, January 31, 2014	104,085,210	103,166	208,039	16,514,630	(13,762,848)	2,854,948

(1) Shares were issued as consideration for a consulting agreement that was subsequently rescinded and the shares were returned in March 2014. No amount has been recorded to common stock or additional paid-in capital for these shares due to the rescission.

See accompanying notes to the financial statements

JAMMIN JAVA CORP.
STATEMENTS OF CASH FLOWS

	Year Ended January 31,
	2014	2013
Cash Flows From Operating Activities:
Net loss	$(6,704,030)	$(4,017,953)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Common stock issued for services	1,344,202	368,964
Common stock issued to Ironridge for debt extinguishment	(394,799)	-
Shared-based employee compensation	1,161,424	2,006,192
Depreciation	32,421	6,327
Amortization of license agreement	42,147	24,333
Amortization of intangible assets	8,894	-
Amortization of debt discount and deferred financing costs	43,490	91,980
Loss on settlement of liabilities	2,130,993
Impairment of license	-	36,000
Changes in:
Accounts receivable	(670,226)	(380,938)
Notes receivable - related party	(2,724)	-
Inventory and inventory in transit	(279,276)	-
Prepaid expenses and other current assets	(1,007,693)	16,865
Other assets - long term	(15,716)	-
Accounts payable	5,562,906	742,436
Accounts payable - related party	(2,258)	-
Accrued expenses	31,270	7,936
Accrued royalty and other expenses - related party	189,726	-
Bank Overdraft	(8,931)	8,931
Derivative liability	(120,006)	120,006
Net cash provided by (used in) operating activities	1,341,814	(968,921)

Cash Flows From Investing Activities:
Purchases of property and equipment	(445,510)	(16,129)
Acquisition of business, net of cash received	(50,000)	-
Restricted cash	65,382	(65,382)
Net cash (used in) investing activities	(430,128)	(81,511)

Cash Flows From Financing Activities:
Common stock issued for cash	246,000	-
Exercise of stock options	24,000	-
Repayment on notes payable - related party	(11,825)	(44,192)
Advances from related parties	2,371	2,371
Repayment on promissory note	(350,000)	350,000
Payment of financing costs	-	(63,700)
Financing on short term debt	34,890	(29,925)
Net cash (used in) provided by financing activities	(54,564)	214,554

Net change in cash	857,122	(835,878)
Cash at beginning of period	-	835,878
Cash at end of period	$857,122	$-

Supplemental Cash Flow Information:
Cash paid for interest	$54,103	$54,103
Cash paid for income taxes	$-	$-

Non-Cash Transactions:
Financed insurance policy	$12,414	$-
Extinguishment of debt for stock	$4,749,260	$-
Common stock issued for acquisitions	$171,118	$-

See accompanying notes to the financial statements

JAMMIN JAVA CORP.
NOTES TO FINANCIAL STATEMENTS
January 31, 2014 and 2013

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

As used herein, the terms “we,” “us,” “our,” and “Company” mean Jammin Java Corp., unless otherwise indicated. All dollar amounts in these financial statements are in U.S. dollars unless otherwise stated.

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

The Company has incurred a net loss of $6,704,030 and $4,017,953 for the years ended January 31, 2014 and 2013, respectively and has an accumulated deficit of $13,762,848 at January 31, 2014. In addition to the Company’s recent history of losses, the Company has recently begun to generate revenue as part of its principal operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Further, the operations of the Company have primarily been funded by the issuance of common stock and debt.  In order for us to conduct our business for the next twelve months and to continue operations thereafter and be able to discharge our liabilities and commitments in the normal course of business, we must increase sales, reduce operating expenses, and potentially raise additional funds, through either debt and/or equity financing to meet our working capital needs. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may be required to curtail its operations.

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

Cash and Cash Equivalents. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. At January 31, 2014, the Company has no cash equivalents. During the year ended January 31, 2013, the Company invested funds in money market accounts with an average market yield of 0.05%.  No funds were invested in money market accounts during the year ended January 31, 2014.

Restricted Cash.  Cash held by the Company which pursuant to certain debt agreements is not available for general operating purposes is classified as restricted cash. Restricted cash at January 31, 2013 totaled approximately $65,000.  There was no restricted cash at January 31, 2014.

Concentrations of Credit Risk. Our cash and cash equivalents are principally on deposit in a non-insured short-term asset management account at a large financial institution. Accounts receivable potentially subject us to concentrations of credit risk. Currently, our customer base is comprised of only a limited number of customers (see Note 13).

Revenue Recognition. Revenue is derived from the sale of coffee products and is recognized on a gross basis upon shipment to the customer. All revenue is recognized when (i) persuasive evidence of an arrangement exists; (ii) the service or sale is completed; (iii) the price is fixed or determinable; and (iv) the ability to collect is reasonably assured.  Revenue is recognized as the net amount estimated to be received after deducting estimated amounts for discounts, trade allowances and product terms. We record promotional and return allowances based on recent and historical trends. Promotional allowances, including customer incentive and trade promotion activities, are recorded as a reduction to sales based on amounts estimated being due to customers, based primarily on historical utilization and redemption rates. Promotional allowances deducted from sales for fiscal years 2014 and 2013 were $433,745 and $4,513, respectively.

The Company utilizes third parties for the production and fulfillment of orders placed by customers. The Company, acting as principal, takes title to the product and assumes the risks of ownership; namely, the risks of loss for collection, delivery and returns.

Allowance for Doubtful Accounts.  The Company does not require collateral from its customers with respect to accounts receivable. The Company determines any required allowance by considering a number of factors, including the terms for each customer, and the length of time accounts receivable are outstanding. Management provides an allowance for accounts receivable whenever it is evident that they become uncollectible. The Company has determined that no allowance for doubtful accounts was required at January 31, 2014 and 2013.   Because our accounts receivable are concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse effect on the collectability of our accounts receivable and our future operating results.

Inventories. Inventories are stated at the lower of cost or market. Cost is computed using weighted average cost, which approximates actual cost, on a first-in, first-out basis. Inventories on hand are evaluated on an on-going basis to determine if any items are obsolete or in excess of future needs. Items determined to be obsolete are reserved for. The Company provides for the possible inability to sell its inventories by providing an excess inventory reserve. As of January 31, 2014 the Company determined that no reserve was required.

Acquisition of BlackRock Beverage Services, Inc. and Bike Caffe Franchising Inc.  On August 16, 2013, the Company purchased certain assets including inventory, fixed assets, and IP owned by BlackRock Beverage Services Inc. for $81,118 in total consideration consisting of $10,000 in cash and 158,039 common shares of the Company valued at $71,118. In addition, on December 4, 2013, the Company purchased certain assets including fixed assets, inventory, IP and trademarks owned by Bike Caffe Franchising, Inc. for total consideration of $140,000 consisting of $40,000 in cash and 250,000 common shares of the Company valued at $100,000.  No liabilities were assumed as part of the acquisitions.  The acquisitions were accounted for by the Company using the purchase method of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Accordingly, at the date of acquisition, the net assets of BlackRock and BikeCaffe were recorded at their respective fair values and represents management’s estimates based on a third party valuation report.  The Company incurred $5,000 of acquisition-related costs, which were expensed as incurred in the accompanying consolidated Statement of Operations included within Other Operating Expenses.

The results of BlackRock and BikeCaffe operations are included in the accompanying statements of operations from the date of acquisition through January 31, 2014. In connection with the Acquisition, the consideration paid, the net assets acquired, were recorded at fair value on the date of acquisition, as summarized in the following table:

Bike Caffe Franchising, Inc.

Tangible Assets Acquired
Current Assets
WIP & Inventory	$75,656
Fixed Assets - Property and Equipment,net	7,400
Total Tangible Assets	$83,056
Intangible Assets Acquired
Customer Base	15,000
Trade-Name/Marks	20,800
Non-Compete	14,100
Total Intangible Assets Acquired	$49,900
Goodwill	7,044
Total Consideration Acquired	$140,000

Black Rock Beverage Services, Inc.

Intangible Assets Acquired	81,118
Total Consideration Acquired	$81,118

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

Our property and equipment is summarized as follows:
	January 31, 2014	January 31, 2013

Equipment	$217,005	$13,400
Computers	52,205	14,418
Furniture	60,145	-
Leasehold improvements	151,373	-
	480,728	27,818

Less Accumulated depreciation	40,534	8,113
	$440,194	$19,705

Depreciation expense was $32,421 and $6,327 for the years ended January 31, 2014 and 2013, respectively.

Impairment of Long-Lived Assets. Long-lived assets consist primarily of a license agreement that was recorded at the estimated cost to acquire the asset. The license agreement is reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their estimated fair values. Management evaluated the carrying value of the license and determined that no impairment existed at January 31, 2014 or 2013.

Stock-Based Compensation.   Pursuant to the provisions of FASB ASC 718-10, “Compensation – Stock Compensation,” which establishes accounting for equity instruments exchanged for employee service, management utilizes the Black-Scholes option pricing model to estimate the fair value of employee stock option awards at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected life. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation. These assumptions are subjective and generally require significant analysis and judgment to develop. When estimating fair value, some of the assumptions will be based on, or determined from, external data and other assumptions may be derived from our historical experience with stock-based payment arrangements. The appropriate weight to place on historical experience is a matter of judgment, based on relevant facts and circumstances.

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

Earnings or Loss Per Common Share. Basic earnings per common share equal net earnings or loss divided by the weighted average of shares outstanding during the reporting period. Diluted earnings per share include the impact on dilution from all contingently issuable shares, including options, warrants and convertible securities. The common stock equivalents from contingent shares are determined by the treasury stock method. The Company incurred a net loss for the years ended January 31, 2014 and 2013, respectively and therefore, basic and diluted earnings per share for those periods are the same because all potential common equivalent shares would be anti-dilutive.  Anti-dilutive shares include 4,973,333 options for fiscal year 2014 and 400,000 options for the fiscal year ended 2013.

Recently Issued Accounting Pronouncements. Accounting standards that have been issued by the FASB or other standards setting bodies that do not require adoption until a future date are being evaluated by the Company to determine whether adoption will have a material impact on the Company’s financial statements.

Subsequent Events. Management has evaluated events subsequent to January 31, 2014 through the date the accompanying consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events that may require adjustment of and/or disclosure in such financial statements.

NOTE 2 – INVENTORY

Inventories were comprised of:

	January 31,	January 31,
	2014	2013
Finished Goods - Coffee	$354,932	$-
	$354,932	$-

NOTE 3 – RECEIVABLES

Receivables were comprised of:

	January 31,	January 31,
	2014	2013
Grocery retail clients	$771,359	$404,468
Online clients	35,539	11,253
Other foodservice clients	279,049	-
	$1,085,947	$415,721

NOTE 4 – LICENSE AGREEMENTS

On March 31, 2010, the Company obtained a sub-license agreement (the “Agreement”) with Marley Coffee, LLC (“MCL”), a private limited liability company of which Rohan Marley, a Director of the Company, and his family have a combined controlling interest as more fully described below.

2010 MCL Trademark License Agreement

Fifty-Six Hope Road Music Limited, a Bahamas international business company (“Fifty-Six Hope Road”) owns and controls the intellectual property rights, including the “Marley Coffee” trademarks relating to the late reggae performer, Robert Nesta Marley, professionally known as Bob Marley (the “Trademarks”). On March 31, 2010, Fifty-Six Hope Road and MCL entered into an agreement which granted to MCL the exclusive, oral, terminable license to use the Trademarks and granted to the Company an exclusive, terminable, sublicense to use the Trademark.

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

On September 13, 2012, the MCL Agreement was replaced and superseded with the 2012 Trademarks License Agreement with Fifty-Six Hope Road more fully described below. The MCL Termination Agreement provided that all of the Company’s obligations under the MCL Agreement were terminated except for the Company’s obligations to: (i) issue to MCL the 1 million shares of its common stock which were due to MCL on March 31, 2012 (which obligation has since been forgiven); and (ii) repay its remaining outstanding debt obligation $19,715 in monthly installments, the final installment of which was paid in February 2013.

2012 Trademarks License Agreement

On September 13, 2012, the Company entered into a new trademark license agreement with Fifty-Six Hope Road which superseded and replaced the MCL Trademarks License Agreement (the “2012 Trademarks License Agreement”), with an effective date of August 7, 2012. Pursuant to the 2012 Trademarks License Agreement, Fifty-Six Hope Road granted to the Company a worldwide, exclusive, non-transferable license to utilize the Trademarks in connection with (i) the manufacturing, advertising, promotion, sale, offering for sale and distribution of coffee in all its forms and derivations, regardless of portions sizes or packaging (the “Exclusive Licensed Products”) and (ii) coffee roasting services, coffee production services and coffee sales, supply, distribution and support services, provided however that the Company may not open retail coffee houses under the Trademarks. In addition, Fifty Six Hope Road granted the Company the right to use the Trademarks on advertising and promotional materials that pertain solely to the sale of coffee cups, coffee mugs, coffee glasses, saucers, milk steamers, machines for brewing coffee, espresso and/or cappuccino, grinders, water treatment products, tea products, chocolate products, and ready-to-use (instant) coffee products (the “Non-Exclusive Licensed Products”, and together with the Exclusive Licensed Products, the “Licensed Products”). The Licensed Products may be sold by the Company pursuant to the 2012 Trademarks License Agreement through all channels of distribution, provided that, subject to certain exceptions, the Company cannot sell the Licensed Products by direct marketing methods (other than the Company’s website), including television, infomercials or direct mail without the prior written consent of Fifty-Six Hope Road.  The 2012 Trademarks License Agreement has a 15 year term and provides two renewal periods of 15 years at the discretion of the Company.  In return, the Company agreed to pay royalties to Fifty-Six Hope Road in an amount equal to 3% of the net sales of all Licensed Products. In addition, such royalty payments are to be deferred during the first 20 months of the term of the 2012 Trademarks License Agreement, and such deferred payments shall be paid on a quarterly-basis thereafter. At January 31, 2014, $157,417 has been accrued for such royalty fees and is included in Accrued royalty – related party in the Balance Sheet.

In connection with the termination and replacement, the Company recorded an impairment of license agreement assets totaling $36,000 and amortization expense totaling $24,333 for the year ended January 31, 2013.  No impairment was recorded for the year ended January 31, 2014 and amortization expense was $48,666 for the year ended January 31, 2014. License agreement, net consists of the following:

	January 31,
	2014	2013
License Agreement	$730,000	$730,000
Accumulated amortization	(72,999)	(24,333)
License Agreement, net	$657,001	$705,667

The amortization period is fifteen years. Amortization expense consists of the following:

	Years Ended January 31,
	2014	2013
License Agreement	$(48,666)	$(24,333)
Total License Agreement Amortization Expense	$(48,666)	$(24,333)

As of January 31, 2014, the remaining useful life of the Company's license agreement was approximately 13.5 years. The following table shows the estimated amortization expense for such assets for each of the five succeeding fiscal years and thereafter.

Years Ending January 31,
2015	$48,667
2016	48,667
2017	48,667
2018	48,667
2019	48,667
Thereafter	413,666
Total	$657,001

NOTE 5 – GOODWILL

The $88,162 recorded as goodwill represents the excess of the purchase price over the assets recorded from the acquisitions of BlackRock Beverage Services, LLC and Bike Caffe Franchising Inc.  The Company does not amortize goodwill.  Instead, the Company evaluates goodwill annually in the fourth quarter and whenever events or changes in circumstances indicate that it is more likely than not that an impairment loss has been incurred.  As of January 31, 2014, the Company determined that no such impairment existed.

NOTE 6 – PREPAID EXPENSES

Prepaid expenses are comprised of the following:

	January 31,	January 31,
	2014	2013
Non refundable deposit-coffee supplier	$1,004,198	$-
Prepaid consulting services	159,716	173,264
Total	$1,163,914	$173,264

During 2014, the Company made a non-refundable deposit to its largest coffee roaster based on the Company's projected purchases. As of January 31, 2014, the remaining non-refundable deposit totaled $1,004,198 and is expected to be fully utilized during the Company's fiscal year ending January 31, 2015.

NOTE 7 – RELATED PARTY TRANSACTIONS

Transactions with Marley Coffee Ltd

During the year ended January 31, 2014, the Company paid $329,132 to Marley Coffee Ltd. ("MC") a producer of Jamaican Blue Mountain coffee that the Company purchases in the normal course of its business. The Company directs these purchases to third-party roasters for fulfillment of sales orders. The Company's Chairman, Rohan Marley, is an owner of approximately 25% of the equity of MC.

Transactions with Nicole Whittle

During the year ended January 31, 2014, the Company paid $54,974 to Nicole Whittle. Ms. Whittle serves as the Company’s Creative Director, for ongoing creative design costs services.  Nicole Whittle is the sister of Shane Whittle who is a former director and chief executive officer of the Company and who is currently a manager and equity owner of MCL.

Capital Advance by Company President/Shareholder

During the year ended January 31, 2014, Anh Tran, President of the Company, advanced the Company funds to supplement working capital totaling a balance due from Mr. Tran at January 31, 2014 of $2,724. The advances are unsecured, non-interest bearing and due on demand.

NOTE 8 – STOCKHOLDER’S EQUITY

Common Stock

Holders of common stock are entitled to one vote for each share held. There are no restrictions that limit the Company's ability to pay dividends on its common stock. The Company has not declared any dividends since incorporation.

As of January 31, 2014, the Company had 5,112,861,525 common shares authorized of its $0.001 par value common stock.

During the year ended January 31, 2014, the Company issued the following shares of $0.001 par value common stock:

•	776,414 shares in exchange for services from six vendors providing finance, business development, investor relations and other services valued at $354,352.
•	195,801 shares in exchange for services with a director of the Company valued at $57,500.
•	2,533,699 shares in exchange for services with four executives/employees valued at $932,350.
•	647,137 shares in exchange for $246,000 in cash.
•	100,000 shares in exchange for $16,000 in cash for the exercise of stock options.
•	408,039 shares as consideration for acquisitions valued at $171,118.
•	19,877,591 shares for extinguishment of accounts payable and purchase of inventory and legal and accounting services valued at $6,610,664.

NOTE 9 – STOCK BASED COMPENSATION

On October 14, 2012, the Board approved the 2012 Equity Compensation Plan (the “2012 Equity Compensation Plan”). The Equity Compensation Plan authorizes the issuance of a variety of awards, including options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and stock awards. The 2012 Equity Compensation Plan provides that no more than 12 million shares of the Company’s common stock may be issued pursuant to awards under the 2012 Equity Compensation Plan. On November 13, 2012 (amended on October 17, 2013), the Company registered the shares of common stock under the 2012 Equity Compensation Plan on a registration statement on Form S-8 filed with the Securities and Exchange Commission. Awards under the 2012 Equity Compensation Plan may be made to employees, directors and consultants of the Company. As of January 31, 2014, 1,526,133 shares are available for issuance under the 2012 Equity Compensation Plan.

On September 10, 2013, the Board of Directors approved the Company’s 2013 Equity Incentive Plan (the “2013 Plan”). The 2013 Plan authorizes the issuance of various forms of stock-based awards, including incentive or non-qualified options, restricted stock awards, restricted units, stock appreciation rights, performance shares and other securities as described in greater detail in the 2013 Plan, to the Company’s employees, officers, directors and consultants. On October 17, 2013, the Company registered the shares of common stock under the 2013 Plan on a registration statement on Form S-8 filed with the Securities and Exchange Commission.  A total of 12,000,000 shares are authorized for issuance under the 2013 Plan, which has not been approved by the shareholders of the Company to date, and as of January 31, 2014, a total of 4,140,000 shares are available for issuance under the 2013 Plan.

Activity in options during the year ended January 31, 2014 and related balances outstanding as of that date are set forth below:

			Weighted Average
	Number of	Weighted Average	Remaining Contract
	Shares	Exercise Price	Term (# years)
Outstanding at February 1, 2012	7,200,000	$-
Granted	6,233,333	0.40
Exercised	-	-
Forfeited and canceled	(4,033,333)	-
Outstanding at January 31, 2013	9,400,000	$0.40	4.79
Exercisable at January 31, 2013	400,000	$0.26	4.96

Outstanding at February 1, 2013	9,400,000	$0.26
Granted	7,960,000	0.45
Exercised	(100,000)	0.16
Forfeited and canceled	-	-
Outstanding at January 31, 2014	17,260,000	$0.35	4.23
Exercisable at January 31, 2014	4,985,833	$0.30	3.77

During the years ended January 31, 2014 and 2013, the Company recognized share-based compensation expenses totaling $1,161,424 and $2,006,192, respectively. The remaining amount of unamortized stock options expense at January 31, 2014 is $2,985,529.

The intrinsic value of exercisable and outstanding options at January 31, 2014 was $325,333.

The grant date fair value of stock options granted during the year was $2,403,448 and $1,228,939 for the fiscal years ended January 31, 2014 and 2013, respectively.

NOTE 10- INCOME TAXES

The provision for refundable income taxes consists of the following:

	January 31,	January 31,
	2014	2013
Federal income tax benefit	$2,053,743	$1,232,000
State income tax benefit	597,533	352,000
Less change in valuation allowance	(2,651,276)	(1,584,000)
Provision for income taxes	$-	$-

The cumulative tax effect of significant items comprising our net deferred tax amount is as follows:

	January 31,	January 31,
	2014	2013
Deferred tax asset attributable to:
Compensatory stock options	$1,640,309	$1,122,000
Net operating loss carryforward	3,644,967	1,512,000
Less valuation allowance	(5,285,276)	(2,634,000)
Net deferred tax asset	$-	$-

At January 31, 2014, the Company had unused net operating loss carryforwards of approximately $9,126,107 that are available to offset future federal and state taxable income which expires beginning in 2031.

The provision for income taxes on earnings subject to income taxes differs from the statutory federal rate at January 31, 2014 and 2013, due to the following:

	January 31,	January 31,
	2014	2013
Federal income taxes at 34%	$(2,279,370)	$(1,352,000)
State income tax, net of federal benefit	(398,219)	(232,000)
Tax effect on non-deductible expenses and credits	26,313	-
Increase in valuation allowance	2,651,276	1,584,000
	$-	$-

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

We follow the provisions of ASC 740 relating to uncertain tax provisions and have commenced analyzing filing positions in all of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. As a result of adoption, no additional tax liabilities have been recorded. There are no unrecognized tax benefits as of January 31, 2014 or January 31, 2013.  The Company files income tax returns in the U.S. federal jurisdiction and in certain state jurisdictions.  The Company has not been subjected to tax examinations for any year and the statute of limitations has not expired.

NOTE 11 – AGREEMENTS

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

In connection with the Investment Agreement, the Company and Fairhills Capital entered into a Registration Rights Agreement (“Registration Rights Agreement”). Under the Registration Rights Agreement, the Company agreed to use its commercially reasonable efforts to (a) file, within 21 days of the date of the Investment Agreement, a Registration Statement on Form S-1 covering the resale of the common stock subject to the Investment Agreement, and (b) to have the Registration Statement declared effective by the SEC within 120 calendar days after the date of the Registration Rights Agreement.

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

NOTE 12 – NOTE PAYABLE - RELATED PARTY

The Company entered into the License Agreement with MCL, a private limited liability company of which (i) Rohan Marley, one of the Company’s directors, has a 33% ownership interest (and collectively with his family, has a controlling interest) and serves as a Manager, and (ii) Shane Whittle, a former chief executive officer and director of the Company, has a 29% ownership interest and serves as a Manager. In consideration for the License Agreement Amendment, the Company agreed to assume $126,000 of obligations by paying MCL $55,000, with the balance being paid, with no interest, in equal monthly installments over a period of eighteen months. The balance was fully paid at January 31, 2014.

NOTE 13 – NOTE PAYABLE

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

The Credit Agreement and Revolving Note were terminated in connection with the March 2013 Stipulation (Ironridge Transaction #1), described in Note 15, pursuant to which Ironridge purchased the outstanding debt which we owed to TCA and also purchased $100,000 of outstanding liabilities relating to 588,235 shares of our common stock originally issued to TCA, which shares TCA returned to the Company and cancelled in May 2013. See Note 13 for further details.

Upon an event of default under the Credit Agreement or the Revolving Note, TCA had the right to convert all or any portion of the outstanding principal, interest and all other amounts due under the Revolving Note into shares of our common stock at a conversion price equal to 85% of the lowest daily volume weighted average price during the five (5) trading days immediately prior to the conversion date, in each case subject to TCA not being able to beneficially own more than 4.99% of outstanding common stock upon any conversion. Because the conversion feature of the Revolving Note required the Company to issue a variable number of shares for settlement, the Revolving Note was deemed to be a derivative liability and reflected as debt on the Company’s balance sheet with an original discount valued at $59,850, under the caption “Liabilities and Stockholders’ Equity – Current Liabilities – Secured promissory note – net of discount of $0 and $29,925, respectively”.

The Company also agreed to pay TCA various fees during the term of the Credit Agreement, including a fee of $100,000, payable in shares of our common stock (initially equal to 588,235 shares of common stock) (the “Fee Facility Shares”).  The number of Fee Facility Shares are adjusted upon the earlier of (i) the date that all Fee Facility Shares are sold or (ii) 12 months after the Initial Funding, such that the total value realized by TCA in connection with the sale of the Fee Facility Shares is equal to $100,000.   The Facility Fee is reflected on the Balance Sheet under the line item “Deferred financing costs” and is amortized over the term of the loan. The unamortized balance at January 31, 2014 is $0. The Fee Facility Shares are carried as a derivative liability so long as the Company is obligated to redeem the shares in cash. At each reporting period the Company evaluates its obligation and adjusts the liability as needed.

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

NOTE 14 – CONCENTRATIONS

A significant portion of our revenue is derived from a limited number of customers. The loss of one or more of our significant customers would have a material impact on our revenues and results of operations.  During the year ended January 31, 2014, three customers accounted for 57% of net revenues.  During the year ended January 31, 2013, four customers accounted for 73% of net revenues.

During the year ended January 31, 2014, three vendors accounted for 93% of purchases.  During the year ended January 31, 2013, two vendors accounted for 87% of purchases.

NOTE 15 – SETTLEMENT OF LIABILITIES WITH IRONRIDGE

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

Through January 31, 2014, the Company, in connection with the above transaction, recorded an estimated loss on extinguishment of debt in the amount of $1,738,694 which equaled the difference in the fair value of the shares issued and the obligations assumed by Ironridge. The Company further recorded an additional amount to current liabilities for the excess shares owed to Ironridge of $2,288,066.  This liability was reduced by the issuance of 4,524,079 common shares to Ironridge in November 2013.  The remaining liability as of January 31, 2014 is $369,589.  This amount will be adjusted each period until Calculation Period #3 has ended and the true-up is completed.

NOTE 16 – SUBSEQUENT EVENTS

On April 24, 2014, the Company entered into a Subscription Agreement with Mother Parkers Tea & Coffee Inc. (“Mother Parkers” and the “Subscription”).  Pursuant to the Subscription, Mother Parkers purchased 7,333,529 units from the Company, each consisting of (a) one share of the Company’s common stock, $0.001 par value per share (the “Shares”); and (b) one (1) warrant to purchase one share of the Company’s common stock (the “Warrants” and collectively with the Shares, the “Units”) at a price per Unit equal to the fifty day weighted-average price per share of the Company’s common stock on the OTCQB market, for the fifty trading days ending March 7, 2014 (the date the parties first discussed the transactions contemplated by the Subscription), which was $0.34 (the “Per Unit Price”). The total purchase price paid for the Units was $2,500,000.

The Company processed two orders totaling $448,800 that were in transit to customers as of January 31, 2014, and will be recognized as revenue in the Company’s first quarter ending April 30, 2014.

In February 2014, the Company issued Ironridge an additional 3,366,316 shares of common stock pursuant to the July 2013 Order and Stipulation. See Note 15.