Form 10-Q
period 2014-04-30
JAMMIN JAVA CORP.
filed 2014-06-16
CIK 1334586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2014

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

At June 16, 2014, there were 114,389,196 shares of the issuer’s common stock outstanding.

Jammin Java Corp.

For the Three Months Ended April 30, 2014 and 2013

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
JAMMIN JAVA CORP.
CONDENSED BALANCE SHEETS

	April 30,	January 31,
	2014	2014
	(Unaudited)
Assets
Current Assets:
Cash	$2,418,177	$857,122
Accounts receivable	1,476,563	1,085,947
Notes receivable - related party	2,724	2,724
Inventory	114,988	354,932
Prepaid expenses	132,885	1,163,914
Other current assets	48,519	41,430
Total Current Assets	4,193,856	3,506,069

Property and equipment, net	430,646	440,194
License agreement	644,834	657,001
Intangible assets	46,277	47,525
Other assets	21,316	15,716
Goodwill	88,162	88,162
Total Assets	$5,425,091	$4,754,667

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$523,542	$1,181,510
Payable to Ironridge in common shares	-	369,589
Accrued expenses	106,711	123,856
Accrued royalty and other expenses - related party	212,566	219,799
Notes payable	-	4,965
Total Current Liabilities	842,819	1,899,719

Total Liabilities	842,819	1,899,719

Stockholders' Equity:
Common stock, $.001 par value, 5,112,861,525 shares authorized; 114,548,177 and 104,085,210 shares issued and outstanding, as of April 30, 2014 and January 31, 2014, respectively	114,390	103,166
Additional paid-in-capital	20,143,919	16,514,630
Accumulated deficit	(15,676,037)	(13,762,848)
Total Stockholders' Equity	4,582,272	2,854,948

Total Liabilities and Stockholders' Equity	$5,425,091	$4,754,667

See accompanying notes to condensed financial statements

JAMMIN JAVA CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended April 30,
	2014	2013

Revenue:	$2,141,037	$846,181
Discounts and allowances	(19,916)	(29,132)
Net revenue	2,121,121	817,049

Cost of sales:
Cost of sales products	1,668,376	318,161
Total cost of sales	1,668,376	318,161

Gross Profit	$452,745	$498,888

Operating Expenses:
Compensation and benefits	1,132,148	275,157
Selling and marketing	822,773	168,243
General and administrative	780,600	369,772
Total operating expenses	2,735,521	813,172

Other income (expense):
Other income (expense)	370,024	3,135
Interest income	-	-
Interest expense	(437)	(107,498)
Total other income (expense)	369,587	(104,363)

Net Loss	$(1,913,189)	$(418,647)

Net loss per share:
Basic and diluted loss per share	$(0.02)	$(0.00)

Weighted average common shares outstanding - basic and diluted	106,390,682	83,903,387

See accompanying notes to condensed financial statements

JAMMIN JAVA CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended April 30,
	2014	2013
Cash Flows From Operating Activities:
Net loss	$(1,913,189)	$(418,647)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Common stock issued for services	166,147	110,864
Common stock issued to Ironridge for debt extinguishment	-	28,837
Shared-based employee compensation	604,777	211,566
Depreciation	22,637	1,877
Amortization of license agreement	13,415	12,166
Amortization of debt discount and deferred financing costs	-	43,490
Changes in:
Accounts receivable	(390,616)	(442,878)
Inventory	239,944	-
Prepaid expenses and other current assets	1,023,940	22,230
Other assets - long term	(5,600)	-
Accounts payable	(657,968)	(214,972)
Accrued expenses	(17,145)	45,557
Accrued expenses - related party	(7,233)	-
Bank Overdraft	-	(8,931)
Derivative liability	-	(120,006)
Net cash used in operating activities	(920,891)	(728,847)

Cash Flows From Investing Activities:
Purchases of property and equipment	(13,089)	(3,562)
Investment in restricted cash	-	65,382
Net cash provided by (used in) investing activities	(13,089)	61,820

Cash Flows From Financing Activities:
Common stock issued for cash	2,500,000	-
Repayment of notes payable - related party	-	34,717
Advances from related parties	-	2,371
Repayment of promissory note, net of financing costs	-	(350,000)
Common Stock Issued to Ironridge for debt extinguishment	-	1,003,805
Financing on short term debt	(4,965)	39,856
Net cash provided by financing activities	2,495,035	730,749

Net change in cash	1,561,055	63,722
Cash at beginning of period	857,122	-
Cash at end of period	$2,418,177	$63,722

Supplemental Cash Flow Information:
Cash paid for interest	$-	$54,103
Cash paid for income taxes	$-	$-

Non-Cash Transactions:
Financed insurance policy	$-	$12,414
Extinguishment of debt for stock	$369,589	$2,310,000

See accompanying notes to condensed financial statements

JAMMIN JAVA CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
April 30, 2014
(Unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited interim financial statements of Jammin Java Corp. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or any other future period. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year as reported in the Company’s Annual Report on Form 10-K have been omitted. The accompanying balance sheet at January 31, 2014 has been derived from the audited balance sheet at January 31, 2014 contained in such Form 10-K.

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

Cash and Cash Equivalents. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of April 30, 2014, the Company had $2,418,177 of cash equivalents. Additionally, no interest income was recognized for the three months ended April 30, 2014.

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

Allowance for Doubtful Accounts.  The Company does not require collateral from its customers with respect to accounts receivable. The Company determines any required allowance by considering a number of factors, including the terms for each customer, and the length of time accounts receivable are outstanding. Management provides an allowance for accounts receivable whenever it is evident that they become uncollectible. The Company has determined that no allowance for doubtful accounts was required at April 30, 2014 or January 31, 2014.   Because our accounts receivable are concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse effect on the collectability of our accounts receivable and our future operating results.

Inventories. Inventories are stated at the lower of cost or market. Cost is computed using weighted average cost, which approximates actual cost, on a first-in, first-out basis. Inventories on hand are evaluated on an on-going basis to determine if any items are obsolete or in excess of future needs. Items determined to be obsolete are reserved for. The Company provides for the possible inability to sell its inventories by providing an excess inventory reserve. As of April 30, 2014 the Company determined that no reserve was required.

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

Depreciation was $22,637 and $1,877 for the three months ended April 30, 2014 and 2013, respectively.

Impairment of Long-Lived Assets. Long-lived assets consist primarily of a license agreement that was recorded at the estimated cost to acquire the asset. The license agreement is reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable (see Note 5). Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their estimated fair values. Management evaluated the carrying value of long-lived assets including the license and determined that no impairment existed at April 30, 2014.

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

Earnings or Loss Per Common Share. Basic earnings per common share equal net earnings or loss divided by the weighted average of shares outstanding during the reporting period. Diluted earnings per share include the impact on dilution from all contingently issuable shares, including options, warrants and convertible securities. The common stock equivalents from contingent shares are determined by the treasury stock method. The Company incurred a net loss for the three months ended April 30, 2014 and 2013, respectively. In addition, basic and diluted earnings per share for such periods are the same because all potential common equivalent shares would be anti-dilutive including the 17,260,000 outstanding options as of April 30, 2014.

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

The Company incurred a net loss of $1,913,189 for the three months ended April 30, 2014, and has an accumulated deficit since inception of $15,676,037. The Company has a history of losses and has only recently begun to generate revenue as part of its principal operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The operations of the Company have primarily been funded by the issuance of its common stock. The Company may, in the future, need to secure additional funds through future equity sales. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.

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

Note 4 – Inventories

Inventories were comprised of:

	April 30,	January 31,
	2014	2014
Finished Goods - Coffee	$114,988	$354,932
	$114,988	$354,932

Note 5 - Trademark License Agreements and Intangible Assets

	April 30,	January 31,
	2014	2014
License Agreement	$730,000	$730,000
Intangible assets	49,900	49,900
Accumulated amortization	(88,789)	(75,374)
Total Intangible assets, net	$691,111	$704,526

The amortization periods are fifteen years and ten years for the license agreement and intangible assets, respectively. Amortization expense consists of the following:

	Three Months Ended April 30,
	2014	2013
License Agreement	$(12,166)	$(12,166)
Intangible assets	(1,249)	-
Total Intangible Amortization Expense	$(13,415)	$(12,166)

Years Ending January 31,
2015	$40,245
2016	53,659
2017	53,659
2018	53,659
2019	53,659
Thereafter	436,230
Total	$691,111

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

Note 7 - Related Party Transactions

Transactions with Marley Coffee Ltd.

During the three months ended April 30, 2014 and 2013, the Company made purchases of $64,925 and $84,880, respectively, from Marley Coffee Ltd. ("MC") a producer of Jamaican Blue Mountain coffee that the Company purchases in the normal course of its business. The Company directs these purchases to third-party roasters for fulfillment of sales orders. The Company's Chairman, Rohan Marley, is an owner of approximately 25% of the equity of MC.

Note 8 – Stockholders' Equity

Stock Sales:

During the three months ended April 30, 2014, the Company entered into a Subscription Agreement with Mother Parkers, pursuant to which Mother Parkers purchased 7,333,529 units from the Company for $2.5 million, each unit consisting of one share of the Company’s common stock; and one warrant to purchase one share of common stock at $0.51135 per share for a term of three years.  For further description of the transaction see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Share-based Compensation:

Effective August 5, 2011, the Board of Directors approved and adopted the 2011 Equity Compensation Plan (the “2011 Equity Compensation Plan”).  Pursuant to the 2011 Equity Compensation Plan, the Board of Directors (or a committee thereof) has the ability to award grants of incentive or non-qualified options, restricted stock awards, performance shares and other securities as described in greater detail in the 2011 Equity Compensation Plan to the Company’s employees, officers, directors and consultants.  A total of 20,000,000 shares of the Company’s common stock may be issued pursuant to awards under the 2011 Equity Compensation Plan.  The shares issuable under the 2011 Equity Compensation Plan have not been registered with the Securities and Exchange Commission and the shareholders of the Company have not approved the 2011 Equity Compensation Plan. As of April 30, 2014, options to purchase 3,666,667 shares of common stock were outstanding under the 2011 Equity Compensation Plan.

On October 14, 2012, the Board approved the 2012 Equity Compensation Plan, which was amended and restated on September 19, 2013 (as amended and restated, the “2012 Equity Compensation Plan”). The Equity Compensation Plan authorizes the issuance of a variety of awards, including options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and stock awards. The 2012 Equity Compensation Plan provides that no more than 12 million shares of the Company’s common stock may be issued pursuant to awards under the 2012 Equity Compensation Plan. On November 13, 2012 (amended October 17, 2013), the Company registered the shares of common stock issuable under the 2012 Equity Compensation Plan on a registration statement on Form S-8 filed with the Securities and Exchange Commission. Awards under the 2012 Equity Compensation Plan may be made to employees, directors and consultants of the Company. As of April 30, 2014, 5,265,073 shares of common stock had been issued and options to purchase 5,400,000 shares of common stock had been granted under the 2012 Equity Compensation Plan.

Effective September 10, 2013, the Board of Directors approved and adopted the Company’s 2013 Equity Incentive Plan (the “2013 Equity Compensation Plan”). The 2013 Equity Incentive Plan authorizes the issuance of various forms of stock-based awards, including incentive or non-qualified options, restricted stock awards, restricted units, stock appreciation rights, performance shares and other securities as described in greater detail in the 2013 Equity Incentive Plan, to the Company’s employees, officers, directors and consultants. A total of 12,000,000 shares are authorized for issuance under the 2013 Equity Incentive Plan. The 2013 Equity Compensation Plan provides that no more than 12 million shares of the Company’s common stock may be issued pursuant to awards under the 2013 Equity Compensation Plan. On October 17, 2013, the Company registered the shares of common stock issuable under the 2013 Equity Compensation Plan on a registration statement on Form S-8 filed with the Securities and Exchange Commission.  Awards under the 2013 Equity Compensation Plan may be made to employees, directors and consultants of the Company. As of April 30, 2014, options to purchase 7,860,000 shares of common stock had been issued under the 2013 Equity Compensation Plan.

Additionally, 333,333 options were issued to a consultant outside of the Equity Compensation Plans described above.

During the three months ended April 30, 2014 and 2013, the Company recognized share-based compensation expenses totaling $604,777 and $211,566, respectively. The remaining amount of unamortized stock option expense at April 30, 2014 was $3,241,613.

The intrinsic value of exercisable and outstanding options at April 30, 2014 and 2013 was $488,333 and $540,000, respectively.

Activity in stock options during the three month period ended April 30, 2014 and related balances outstanding as of that date are set forth below:

	Number of	Weighted Average	Weighted Average
	Options	Exercise Price	Remaining Contract
			Term (# years)
Outstanding at February 1, 2014	17,260,000	$0.35	4.23
Granted	-	-
Exercised	-	-
Forfeited and canceled	-	-
Outstanding at April 30, 2014	17,260,000	$0.35	3.98
Exercisable at April 30, 2014	6,050,000	$0.31	3.53

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

Through April 30, 2014, the Company, in connection with the above transaction and true-up adjustments, recorded a small gain of approximately $30,000. For the three months ended April 30, 2013, the Company, in connection with the above transaction, recorded an estimated loss on extinguishment of liabilities in the amount of $128,836.  The gain or loss equaled the difference in the fair value of the shares issued to and the obligations assumed by Ironridge.

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

No loss on extinguishment was recorded by the Company, in connection with the above transaction, for the three months ended April 30, 2014 and 2013.

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

The shares issued in Initial Issuance #3 are subject to adjustment as provided below:

•
From the date of Stipulation #3 until that number of consecutive trading days following Issuance Date #3 required for the aggregate trading volume of the Common Stock to exceed $50,000,000 (“Calculation Period #3”), Ironridge will retain that number of shares of Common Stock of Initial Issuance #3 (“Final Amount #3”) with an aggregate value equal to (a)(i) $2,624,340 (105% of Claim Amount #3), plus reasonable attorney’s fees and expenses, (ii) divided by 80% of the following:  the closing price of the Common Stock on the trading day immediately preceding the date of entry of Order #3 (which closing price was $0.50 per share), not to exceed the arithmetic average of the individual volume weighted average prices of any five trading days during Calculation Period #3, less $0.01 per share; and (b) the sum of (i) the positive difference, if any, between (A) $1,358,299.08 divided by 80% of the average of the lowest five individual daily volume weighted average prices during Calculation Period #3, and (B) $1,358,299 divided by 80% of the average of the lowest five individual daily volume weighted average prices during the period from May 24, 2013 to the date of entry of Order #3, and (ii) the positive difference, if any, between (A) the sum of one and a half times Initial Issuance #3, and (B) the number of shares otherwise owed pursuant to the foregoing.

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

Through April 30, 2014, the Company, in connection with the above Stipulation #3 transaction, recorded an estimated aggregate loss on extinguishment of liabilities in the amount of $1,368,670 which equaled the difference in the current fair value of the shares issued and the obligations assumed by Ironridge. Since inception of Stipulation #3, as the fair value of the Company’s stock has varied, the Company accumulated a liability for excess shares owed to Ironridge of $2,288,066.  This liability was reduced by the issuance of an additional 4,524,079 common shares to Ironridge in November 2013 and 3,366,316 common shares to Ironridge on March 14, 2014. As of April 30, 2014 there are no additional shares owed to Ironridge. We note this amount will be adjusted each period until Calculation Period #3 has ended and the true-up is completed.

Note 10 – Commitments and Contingencies

The Company’s commitments and contingencies include the usual claims and obligations of a wholesaler and distributor of coffee products in the normal course of a business. The Company may be, from time to time, involved in legal proceedings incidental to the conduct of its business. The Company is not involved in any litigation or legal proceedings as of April 30, 2014, which would be deemed material.

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

Note 11 – Subsequent Events

Management evaluated all subsequent events through the date that the financial statements were filed with the Securities and Exchange Commission, and concluded that no additional subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used in this Quarterly Report, unless the context requires otherwise, references to the “Company,” “we,” “us,” “our,” “Jammin Java” and “Jammin Java Corp.” refer specifically to Jammin Java Corp. This information should be read in conjunction with the interim unaudited financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the audited financial statements and notes thereto and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended January 31, 2014.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form 10-Q”), particularly in Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the documents incorporated by reference, include “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they prove incorrect or never materialize, could cause our results to differ materially and adversely from those expressed or implied by such forward-looking statements. Examples of forward-looking statements include, but are not limited to any statements, predictions and expectations regarding our earnings, revenues, sales and operations, operating expenses, anticipated cash needs, capital requirements and capital expenditures, needs for additional financing, use of working capital, plans for future products, services and distribution channels, anticipated growth strategies, planned capital raises, ability to attract distributors and customers, sources of net revenue, anticipated trends and challenges in our business and the markets in which we operate, the impact of economic and industry conditions on our customers and our business, customer demand, our competitive position, the outcome of any litigation against us, critical accounting policies and the impact of recent accounting pronouncements. Additional forward-looking statements include, but are not limited to, statements pertaining to other financial items, plans, strategies or objectives of management for future operations, our financial condition or prospects, and any other statement that is not historical fact. Forward-looking statements are often identified by the use of words such as “may,” “might,” “intend,” “should,” “could,” “can,” “would,” “continue,” “expect,” “believe,” “anticipate,” “estimate,” “predict,” “potential,” “plan,” “seek” and similar expressions and variations or the negativities of these terms or other comparable terminology.

These forward-looking statements are based on the expectations, estimates, projections, beliefs and assumptions of our management based on information currently available to management, all of which is subject to change. Such forward-looking statements are subject to risks, uncertainties and other factors that are difficult to predict and could cause actual results to differ materially from those stated or implied by our forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified under “Risk Factors” in Item 1A of our Form 10-K Annual Report for the year ended January 31, 2014, as filed with the Securities and Exchange Commission on May 16, 2014 (the “Annual Report”). We undertake no obligation to revise or update publicly any forward-looking statements to reflect events or circumstances after the date of such statements for any reason except as otherwise required by law.

The information contained in this Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in the Annual Report and in our other reports filed with the Securities and Exchange Commission (the “SEC”).

In this Form 10-Q, we may rely on and refer to information regarding the market for our products and our industry in general, which information comes from market research reports, analyst reports and other publicly available information.  Although we believe that this information is reliable, we cannot guarantee the accuracy and completeness of this information, and we have not independently verified any of it.

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

In consideration for the foregoing licenses, the Company agreed to pay royalties to Fifty-Six Hope Road in an amount equal to 3% of the net sales of all Licensed Products on a quarterly basis. In addition, such royalty payments are to be deferred during the first 20 months of the term of the FSHR License Agreement, and such deferred payments shall be paid on a quarterly-basis thereafter until paid in full.  At April 30, 2014, $212,566 has been accrued for such royalty fees.

Effective May 20, 2014, we entered into an Amended and Restated License Agreement with Mother Parkers Tea & Coffee Inc. (“Mother Parkers” and the “MP Agreement”), which amended and restated a prior license agreement entered into between the parties in October 2011.  A significant portion of the Company’s revenue comes from sales to and through Mother Parkers. As described in greater detail in the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2014, the Company entered into a Subscription Agreement with Mother Parkers in April 2014, pursuant to which Mother Parkers purchased 7,333,529 units from the Company for $2.5 million, each unit consisting of one share of the Company’s common stock; and one warrant to purchase one share of common stock at $0.51135 per share for a term of three years.

Pursuant to our relationship with Mother Parkers, Mother Parkers produces Marley Coffee RealCups for us.  For direct sales of RealCups (e.g., in jurisdictions in which Mother Parkers does not have exclusive rights as described below) we purchase the RealCups from Mother Parkers and handle all aspects of selling, merchandising and marketing products to retailers. Pursuant to the MP Agreement, the Company granted Mother Parkers the exclusive right to manufacture, process, package, label, distribute and sell single serve hard capsules (which excludes single serve soft pods) (the “Product”) on behalf of the Company in Canada, the United States of America and Mexico. The rights granted under the MP Agreement are subject to certain terms and conditions of our license agreement with Fifty-Six Hope Road. Pursuant to the MP Agreement, Mother Parkers is required to, among other things, supply all ingredients and materials, labor, manufacturing equipment and other resources necessary to manufacture and package the Product, develop coffee blends set forth in specifications provided by the Company from time to time, procure coffee beans in the open market (or from the Company’s designee) at favorable prices, set prices for the Product in a manner that is competitive in the market place and deliver Product logo/brand designs to the Company for approval prior to manufacturing any such Product.  We are required to, among other things, cross-promote the Product, use Product images and marketing materials provided by Mother Parkers to promote the Product, and provide the services of Rohan Marley (our Chairman) at a minimum of five locations per year at the Company’s sole cost and expense.  There are no minimum volume or delivery requirements under the MP Agreement.  Pursuant to the MP Agreement, Mother Parkers agreed to pay us a fee of $0.06 per capsule for Talkin’ Blues products and $0.04 per capsule for all other Product sold by Mother Parkers under the terms of the agreement, which payments are due in monthly installments.

The MP Agreement has a term of five years, provided that it automatically renews thereafter for additional one year periods if not terminated by the parties, provided further that we are not able to terminate the agreement within the first 12 months of the term of the agreement and if we terminate the agreement or take any action that lessens or diminishes Mother Parkers’ exclusive rights under the agreement during months 12 through 36 of the agreement, we are required to pay Mother Parkers a fee of $600,000 and reimburse Mother Parkers for any out of pocket costs incurred by Mother Parkers for inventory and other materials that are unsalable or unusable after such termination.

The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended January 31, 2014. We believe that for the three months ended April 30, 2014, there have been no material changes to this information.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers: Topic 606” (“ASU 2014-09”). ASU 2014-09 will enhance comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets, reduce the number of requirements which must be considered in recognizing revenue, improve disclosure to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized, and provide guidance for transactions that are not currently addressed comprehensively. The Company will adopt ASU 2014-09 in reporting periods beginning after December 15, 2016. The Company is evaluating the impact of this pronouncement on its financial position, results of operation, or cash flows.

Products and Revenue Channels

The Company’s objective is to position Marley Coffee as the premiere brand across all of the distribution channels for which we license the use of the “Marley” name and to capitalize on the likeness, philosophies and strategies of our Chairman, Rohan Marley.

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

In late November, 2012 we launched our Marley Coffee RealCups; a single serve; compatible cartridge, for use in most models of Keurig®'s K-Cup brewing system.  The coffee single serve segment is the fastest growing sector of the coffee industry and the fastest growing part of our business.  We generate revenues in this category in two ways 1) by selling directly to retailers; and 2) through a licensing agreement with our roasters Mother Parkers (described above).  For direct sales, we handle all aspects of selling, merchandising and marketing of the products to retailers.  Through the licensing agreement, Mother Parkers develops the relationships with retailers and handles everything from selling, merchandising, discounting, promoting and marketing and we receive a licensing fee per cup sold as described above.

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

Additionally, subsequent to the end of fiscal 2013, we affected three transactions with Ironridge, defined and described in greater detail below under “Liquidity and Capital Resources” – “Funding and Financing Agreements” – “Ironridge Transaction”, pursuant to which $4,795,802 in accounts payable and accrued expenses owed by us to various parties, which was purchased by Ironridge, will be satisfied by the issuance of shares of our common stock, and came off our balance sheet significantly improving our liquidity.  In July and August 2013, we also raised $246,000 through the sale of units and in April 2014 we raised $2.5 million through the sale of units (each as described in greater detail below under “Liquidity and Capital Resources” – “Funding and Financing Agreements” – “Private Placements”).

Plan of Operations

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
3)  Capitalize on our relationship with Mother Parkers, both from a revenue and innovations perspective.
4)  Continue building our ancillary businesses such as our international distribution and Office Coffee Service (OCS) program locally.

Throughout fiscal 2014, the Company issued shares of common stock in consideration for services rendered to its officers, directors and employees in an effort to maximize its cash on hand and improve liquidity.  In fiscal 2015, the Company plans to pay the salaries of its officers and employees in cash, provided that where possible, the Company intends to continue to use common stock in lieu of cash consideration. As the Company continues to grow it will need to raise additional cash in order to maintain its growth and fund its operations.  If the Company is unable to access additional capital moving forward, it will hurt our ability to maintain growth and possibly jeopardize our ability to maintain our current operations. There can be no assurance that the Company will be able to increase sales, reduce expenses or obtain additional financing, if necessary, at a level to meet its current obligations to continue as a going concern.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended April 30, 2014 and 2013

Sales Revenue. Sales revenues for the three months ended April 30, 2014 and 2013 were $2,141,037 and $846,181, respectively, which represents an increase of $1,294,856 or 153% from the prior period.  Sales revenue increased as a result of the Company's continued expansion into the retail grocery market and its continued growth of other business verticals.  The Company grew from a 2% grocery retail market share to being authorized to sell in approximately 8,000 stores which represents approximately a 22% retail grocery market share from January 31, 2013 to January 31, 2014. The Company also had $19,916 of discounts and allowances for the three months ended April 30, 2014 and $29,132 for the three months ended April 30, 2013, resulting in net revenue of $2,121,121 for the three months ended April 30, 2014 and $817,049 for the three months ended April 30, 2013.

Cost of Sales. Cost of sales for the three months ended April 30, 2014 and 2013 were $1,668,376 and $318,161, respectively, which represents an increase of $1,350,215 or 424%, which was mostly attributed to increased sales, especially of items with lower profit margins.

Gross Profit.  We had a gross profit of $452,745 for the three months ended April 30, 2014, compared to a gross profit of $498,888 for the three months ended April 30, 2013.  Gross profit as a percentage of gross sales was 21% for the three months ended April 30, 2014 and 59% for the three months ended April 30, 2013.   Gross profit increased due to an increase in overall sales.  Gross profit as a percentage of sales decreased due to expansion into new markets with lower initial margins on sales.

Compensation and Benefit Expenses. Compensation and benefits for the three months ended April 30, 2014 and 2013 were $1,132,148 and $275,157, respectively, which represented an increase of $856,991 or 311% from the prior period. The increase was mostly the result of more employees and contractors to help manage the growth of the Company.

Selling and Marketing Expenses. Selling and marketing expenses for the three months ended April 30, 2014 and 2013 were $822,773 and $168,243, respectively, which represents an increase of $654,530 or 389% from the prior period. The increase was principally the result of increased advertising campaigns in new markets in the current period. As the business has developed, the customer base has increased and sales have grown more organically. We anticipate, however, experiencing significant marketing expenses throughout 2015 as we will seek to expand our customer base even more and build out the Company brand.  Much of the selling and marketing that happens outside of this categorization occurred in new staffing in marketing.

General and Administrative Expenses.   General and administrative expenses for the three months ended April 30, 2014 and 2013 were $780,600 and $369,772, respectively, which represents an increase of $410,828 or 111% from the prior period. The increase was principally the result of overall increased expansion of the business and the need to support that expansion mostly through professional fees totaling $35,682 and office supplies and expenses totaling $75,483. General and administrative expenses also increased due to increased corporate reporting expenses and increased insurance expenses.

Total Other Income (Expense).  We had total other income of $369,587 for the three months ended April 30, 2014, compared to total other expense for the three months ended April 30, 2013 of $104,363, an increase of $473,950.  Total other income for the three months ended April 30, 2014 was mainly in connection with additional true-ups on the Ironridge transactions through April 30, 2014. Also included in total other income was interest expense of $437 for the three months ended April 30, 2014, compared to interest expense of $107,498 for the three months ended April 30, 2013.  Interest expense decreased due to the acquisition of our outstanding interest bearing liabilities by Ironridge and the extinguishment of such debt through the issuance of common stock.

Net Loss. We incurred a net loss of $1,913,189 and $418,647 for the three months ended April 30, 2014 and 2013, respectively, an increase in net loss of $1,494,542 or 357% from the prior period. The principal reason for the increase in net loss was the $1,922,349 increase in total operating expenses from the growth of the Company and its staffing needs offset by the $473,950 increase in total other income. Non-cash payments of common stock included in net loss for the three months ended April 30, 2014 and 2013 were $166,147 and $139,701, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations primarily through the issuance of our common stock.

The following table presents details of our working capital and cash and cash equivalents:

	April 30, 2014	January 31, 2014	Increase /(Decrease)
Working Capital	$3,351,037	$1,606,350	$1,744,687
Cash	$2,418,177	$857,122	$1,561,855

At April 30, 2014, we had total assets of $5,425,091 and total liabilities of $842,819. Our current sources of liquidity include our existing cash and cash equivalents and cash from operations and funds raised through the sale of common stock and warrants in private placements (as described in greater detail below). For the three months ended April 30, 2014, although we generated gross sales of $2,141,037 we had a net loss of $1,913,189. Included in this loss were non-cash payments of common stock totaling $166,147.

Total current assets of $4,193,856 as of April 30, 2014 included cash of $2,418,177, accounts receivable of $1,476,563, notes receivable – related party of $2,724, inventory of $114,988, prepaid expenses of $132,885, and other current assets of $48,519.

We had total assets as of April 30, 2014 of $5,425,091 which included the total current assets of $4,193,856, $430,646 of property and equipment, net, $644,834 of license agreement, representing the value of the FSHR License Agreement, $46,277 of intangible assets, $88,162 of goodwill and $21,316 of other assets.

We had total liabilities of $842,819 as of April 30, 2014, which were solely current liabilities and included $523,542 of accounts payable, $212,566 of accrued royalty – related party in connection with amounts owed under the FSHR License Agreement and $106,711 of accrued expenses.

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

The overwhelming majority of our sales are outside of the distribution of Jamaican Blue Mountain (JBM) beans and products.  Nonetheless, one of our main concerns for fiscal 2015 is a shortage in JBM.  Hurricane Sandy and coffee leaf rust has impacted the production output of JBM by about 40 percent for 2014.  Jamaica and the industry expect a slow recovery in 2015 and to be back in full production by 2016.  We are diligently working to secure more JBM as the market we created for it continues to expand.  Limited JBM supply hampered our growth in fiscal 2014.  We are currently working to address the supply issues and while we believe we will be in a far better position in Fiscal 2015 with respect to JBM availability, if we are unable to purchase a sufficient quantity of high-quality coffee beans, we may not be able to fulfill demand for our coffee, our revenue may decrease and our ability to expand our business may be negatively impacted.

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

In March, May and July 2013, we affected the transactions with Ironridge, described in greater detail below, pursuant to which an aggregate of $4,795,802 in accounts payable and accrued expenses owed by us to various parties, which was purchased by Ironridge, was satisfied by the issuance of shares of our common stock, came off our balance sheet and significantly improved our liquidity.  The Ironridge transactions helped fuel our significant growth for fiscal 2014; however, we have no intentions, nor do we anticipate doing another transaction in the same format as we did with Ironridge in the foreseeable future.

From time to time, we may attempt to raise capital through either equity or debt offerings.  In July and August 2013, we raised $246,000 through the sale of units and in April 2014 we raised $2.5 million through the sale of units to Mother Parkers, described in greater detail below. Our capital requirements will depend on many factors, including, among other things, the rate at which our business grows, with corresponding demands for working capital and expansion capacity. We could be required, or may elect, to seek additional funding through public or private equity, debt financing or bank financing. However, a credit facility, or additional funds through public or private equity or other debt financing, may not be available on terms acceptable to us or at all, or that any such financing activity would not be dilutive to our stockholders. Without additional funds and/or increased revenues, we may not be able to expand our business as planned.

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

Cash Flows

	Three months Ended
	April 30,2014	April 30, 2013
Net cash used in operating activities	$(920,891)	$(728,847)
Net cash provided by (used in) investing activities	$(13,089)	$61,820
Net cash provided by financing activities	$2,495,035	$730,749

Operating Activities

Compared to the corresponding period in 2013, net cash used in operating activities increased by $192,044 for the three months ended April 30, 2014. The increase was primarily due to $390,616 of increase in accounts receivable, $657,968 of decrease in accounts payable and $1,913,189 of net loss, offset by $239,944 of decrease in inventory, $1,023,940 of decrease in prepaid expenses and other current assets, $166,147 of common stock issued for services, and $604,777 of share based employee compensation.

Investing Activities

Compared to the corresponding period in fiscal 2013, net cash used in investing activities increased by approximately $74,909 due primarily to restricted cash received in connection with the termination of a sweep fund account we previously maintained with one of our lenders, which transaction was subsequently cancelled.

Financing Activities

Compared to the corresponding period in fiscal 2013, net cash provided by financing activities increased by approximately $1,764,286 for the three months ended April 30, 2014 primarily due to $2,500,000 shares of common stock sold to Mother Parkers for cash in the current period (as described below), offset by the shares of common stock issued to Ironridge in the prior period of $1,003,805 (as described below).

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

Funding and Financing Agreements

Ironridge Transactions

On March 6, 2013, May 24, 2013 and July 26, 2013, pursuant to three separate orders setting forth stipulated settlements (the “Orders” and the “Stipulations”) issued by the Superior Court of the State of California for the County of Los Angeles – Central District (the “Court”), Ironridge Global IV, Ltd. (“Ironridge”), who had previously purchased a total of $1,017,744, $1,278,058 and $2,499,372, respectively, in accounts payable and accrued expenses (each, the “Claim”) owed by us to various parties, was issued shares of our common stock (each the “Initial Issuance”) in satisfaction of such accounts payable and accrued expenses, which amounts came off our balance sheet and significantly improved our liquidity. The accounts payable and accrued expenses represented amounts originally owed by us to various creditors in connection with trade payables, the purchase of property and equipment, prior credit agreements, and attorneys’ fees.  The shares issued in the Initial Issuances, totaling 7,000,000, 5,000,000 and 5,000,000 shares, respectively, are subject to adjustment based on the closing prices of our common stock during certain calculation periods (as described in greater detail in the Current Reports on Form 8-K filed with the Securities and Exchange Commission on March 8, 2013, May 15, 2013 and July 30, 2013, respectively).  In July 2013, in connection with the true up associated with the March 2013 Ironridge transaction and pursuant to the terms of the March 2013 Stipulation, Ironridge returned 1,646,488 shares of the Company’s common stock to the Company for cancellation, which shares were cancelled in July 2013. In November 2013 we issued Ironridge an additional 4,524,079 shares of common stock, representing 671,841 additional shares pursuant to a true up in connection with the May 2013 Order and Stipulation and 3,852,238 additional shares pursuant to the July 2013 Order and Stipulation. In February 2014, we issued Ironridge an additional 3,366,316 shares of common stock pursuant to the July 2013 Order and Stipulation.  The settlement of payables for common shares has been recorded as extinguishments.

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

Private Placements

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

Pursuant to the Subscription, we provided Mother Parkers a right of first refusal for a period of two (2) years following the Subscription, to purchase up to 10% of any securities (common stock, options or warrants exercisable for common stock) we propose to offer and sell in a public or private equity offering (the “ROFO Securities”), exercisable for 48 hours from the time we provide Mother Parkers notice of such proposed sale of ROFO Securities (subject where applicable to Mother Parkers meeting any prerequisites to participation in the offering). The right of first refusal does not apply to the issuance of (a) shares of common stock or options to employees, officers, directors or consultants of the Company in consideration for services, (b) securities exercisable or exchangeable for or convertible into shares of common stock issued and outstanding on the date of the Subscription, (c) securities issued pursuant to acquisitions or strategic transactions approved by the directors of the Company, provided that any such issuance shall provide to the Company additional benefits in addition to the investment of funds, but shall not include a transaction in which the Company is issuing securities primarily for the purpose of raising capital, and (d) any debt securities(other than any debt securities exchangeable for or convertible into shares of common stock). The right of first refusal is not assignable and expires upon the first to occur of two (2) years following the date of the Subscription and the date Mother Parkers enters into or takes certain bankruptcy related actions.

The Warrants have an exercise price equal to 150% of the Per Unit Price ($0.51135 per share), a term of three years and prohibit Mother Parkers from exercising such Warrants to the extent such exercise would result in the beneficial ownership of more than 9.99% of the Company’s common stock, subject to Mother Parkers’ right to waive such limitation with 61 days prior written notice.

Off-Balance Sheet Arrangements

As part of our on-going business, we have not participated in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangement or other contractually narrow or limited purposes. As of April 30, 2014, we are not involved in any material unconsolidated SPEs.

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

Based on our evaluation, our Principal Executive Officer and Financial Officer concluded that our disclosure controls and procedures were not effective to ensure the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed and reported within the time periods specified in the SEC’s rules and forms.

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

A material weakness is a deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at April 30, 2014:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended April 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended January 31, 2014, filed with the Commission on May 16, 2014, and investors are encouraged to review such risk factors prior to making an investment in the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As described in greater detail above under “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” – “Liquidity and Capital Resources” – “Funding and Financing Agreements” – “Ironridge Transactions”, in March 2013, May 2013 and July 2013, we issued 7,000,000, 5,000,000 and 5,000,000 shares of common stock, respectively, to Ironridge in connection with certain transactions, which are subject to adjustment as discussed above.  In July 2013, in connection with the true up associated with the March 2013 Ironridge transaction and pursuant to the terms of the March 2013 Stipulation, Ironridge returned 1,646,488 shares of the Company’s common stock to the Company for cancellation, which shares were cancelled by the Company in July 2013.  In November 2013 we issued Ironridge an additional 4,524,079 shares of common stock, representing 671,841 additional shares pursuant to the May 2013 Order and Stipulation and 3,852,238 additional shares pursuant to the July 2013 Order and Stipulation. In February 2014, we issued Ironridge an additional 3,366,316 shares of common stock pursuant to the July 2013 Order and Stipulation.

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

As described in greater detail above under “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” - “Liquidity and Capital Resources” - “Funding and Financing Agreements” - “Private Placements”, on April 24, 2014, the Company entered into a Subscription Agreement with Mother Parkers Tea & Coffee Inc. (“Mother Parkers” and the “Subscription”).  Pursuant to the Subscription, Mother Parkers purchased 7,333,529 units from the Company, each consisting of (a) one share of the Company’s common stock, $0.001 par value per share (the “Shares”); and (b) one (1) warrant to purchase one share of the Company’s common stock (the “Warrants” and collectively with the Shares, the “Units”) at a price per Unit equal to the fifty day weighted-average price per share of the Company’s common stock on the OTCQB market, for the fifty trading days ending March 7, 2014 (the date the parties first discussed the transactions contemplated by the Subscription), which was $0.3409 (the “Per Unit Price”). The total purchase price paid for the Units was $2,500,000.  The Warrants have an exercise price equal to 150% of the Per Unit Price ($0.51135 per share), a term of three years and prohibit Mother Parkers from exercising such Warrants to the extent such exercise would result in the beneficial ownership of more than 9.99% of the Company’s common stock, subject to Mother Parkers’ right to waive such limitation with 61 days prior written notice.

The issuances described above were exempt from registration pursuant to Section 4(2) and/or Rule 506 of Regulation D of the Securities Act of 1933, as amended (the “Act”), since the foregoing issuances did not involve a public offering, the recipients took the securities for investment and not resale, we took appropriate measures to restrict transfer, and the recipients were (a) “accredited investors”; and/or (b) had access to similar documentation and information as would be required in a Registration Statement under the Act. None of these securities may be re-offered or resold absent either registration under the Act or the availability of an exemption from the registration requirement.

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

JAMMIN JAVA CORP.

Dated: June 16, 2014	By: /s/ Brent Toevs
Brent Toevs
Chief Executive Officer
(Principal Executive Officer)

JAMMIN JAVA CORP.

Dated: June 16, 2014	By: /s/ Anh Tran
Anh Tran
President, Secretary and Treasurer
(Principal Accounting and Financial Officer)

Exhibit Index

Exhibit Number	Description

2.1
Asset Purchase Agreement with BikeCaffe Franchising Inc. (December 4, 2013)(incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed with the Commission on December 10, 2013)

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed April 1, 2014)

3.2	Amended and Restated Bylaws of Jammin Java Corp. (May 23, 2014) (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 30, 2014)

3.3	Articles of Merger (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed March 12, 2008)

3.4	Articles of Merger (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed September 17, 2009)

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form SB-2 filed August 3, 2005)

4.2	2011 Equity Compensation Plan (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed August 10, 2011)

4.3	Amended and Restated 2012 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 of the Company’s Form S-8/A Registration Statement filed October 17, 2013)

4.4	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.5 of the Company’s Quarterly Report on Form 10-Q filed September 12, 2013)

4.5	2013 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 filed October 17, 2013)

10.1	Trademark License Agreement, dated as of March 31, 2010, by and between Marley Coffee, LLC and the Company (incorporated by reference to the Company’s Annual Report on Form 10-K filed May 17, 2011)

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

10.27
Asset Purchase Agreement between the Company and Black Rock Beverage Services, LLC (August 2013) (incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K filed May 16, 2014)

10.28	Form of Subscription Agreement July/August 2013 Offering (incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K filed May 16, 2014)

10.29	Form of Common Stock Purchase Warrant Agreement July/August 2013 Offering (incorporated by reference to Exhibit 10.29 of the Company’s Annual Report on Form 10-K filed May 16, 2014)

10.30	Amended and Restated License Agreement with Mother Parkers Tea & Coffee Inc. (May 20, 2014) (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 30, 2014)

14.1	Code of Ethical Business Conduct, adopted March 31, 2014 (incorporated by reference to Exhibit 14.1 of the Company’s Current Report on Form 8-K filed April 1, 2014)

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K filed May 16, 2014)

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Accounting and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1****	Certifications of the Principal Executive Officer and the Principal Accounting and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

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