Form 10-Q
period 2014-07-31
JAMMIN JAVA CORP.
filed 2014-09-15
CIK 1334586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

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

At September 2, 2014, there were 118,673,161 shares of the issuer’s common stock outstanding.

Jammin Java Corp.

For the Three and Six Months Ended July 31, 2014 and 2013

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

JAMMIN JAVA CORP.
CONDENSED BALANCE SHEETS
	July 31,	January 31,
	2014	2014
	(Unaudited)
Assets
Current Assets:
Cash	$1,147,404	$857,122
Accounts receivable	1,672,270	1,085,947
Notes receivable - related party	2,724	2,724
Inventory	45,468	354,932
Prepaid expenses	128,946	1,163,914
Other current assets	66,256	41,430
Total Current Assets	3,063,068	3,506,069

Property and equipment, net	416,156	440,194
License agreement	632,667	657,001
Intangible assets	45,030	47,525
Other assets	23,566	15,716
Goodwill	88,162	88,162
Total Assets	$4,268,649	$4,754,667

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$751,400	$1,181,510
Payable to Ironridge in common shares	820,164	369,589
Accrued expenses	419,657	123,856
Accrued royalty and other expenses - related party	117,425	219,799
Notes payable	-	4,965
Total Current Liabilities	2,108,646	1,899,719

Total Liabilities	2,108,646	1,899,719

Stockholders' Equity:
Common stock, $.001 par value, 5,112,861,525 shares authorized; 114,917,821 and 104,085,210 shares issued and outstanding, as of July 31, 2014 and January 31, 2014, respectively	114,760	103,166
Additional paid-in-capital	20,736,366	16,514,630
Accumulated deficit	(18,691,123)	(13,762,848)
Total Stockholders' Equity	2,160,003	2,854,948

Total Liabilities and Stockholders' Equity	$4,268,649	$4,754,667

See accompanying notes to condensed financial statements

JAMMIN JAVA CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013

Revenue:	$2,078,746	$1,634,570	$4,219,783	$2,595,931
Discounts and allowances	(344)	(29,132)	(20,260)	(173,444)
Net revenue	2,078,402	1,605,438	4,199,523	2,422,487

Cost of sales:
Cost of sales products	1,583,243	1,133,359	3,251,619	1,451,520
Total cost of sales	1,583,243	1,133,359	3,251,619	1,451,520

Gross Profit	495,159	472,079	947,904	970,967

Operating Expenses:
Compensation and benefits	1,047,086	411,996	2,179,234	687,153
Selling and marketing	887,465	37,719	1,710,238	123,932
General and administrative	760,046	416,946	1,540,646	868,748
Total operating expenses	2,694,597	866,661	5,430,118	1,679,833

Other income (expense):
Other income (expense)	(815,963)	(319,321)	(445,939)	(316,186)
Interest expense	315	(1,176)	(122)	(108,674)
Total other income (expense)	(815,648)	(320,497)	(446,061)	(424,860)

Net Loss	$(3,015,086)	$(715,079)	$(4,928,275)	$(1,133,726)

Net loss per share:
Basic and diluted loss per share	$(0.03)	$(0.01)	$(0.04)	$(0.01)

Weighted average common shares outstanding - basic and diluted	117,348,177	90,108,517	113,388,829	85,413,315

See accompanying notes to condensed financial statements

JAMMIN JAVA CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended July 31,
	2014		2013
Cash Flows From Operating Activities:
Net loss		$(4,928,275)	$(1,133,726)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Common stock issued for services		273,647	577,053
Shared-based employee compensation		1,090,094	423,132
Depreciation		48,818	3,752
Amortization of license agreement		26,829	24,333
Amortization of debt discount and deferred financing costs		-	43,490
Loss on settlement of liabilities		820,164	436,207
Changes in:
Accounts receivable		(586,323)	(1,213,444)
Notes receivable - related party		-	-
Inventory		309,464	(2,982,303)
Prepaid expenses and other current assets		1,010,142	(166,850)
Other assets - long term		(7,850)	(15,716)
Accounts payable		(430,110)	4,792,493
Accrued expenses		295,801	15,097
Accrued royalty and other expenses - related party		(102,374)	(2,724)
Bank Overdraft		-	(8,931)
Derivative liability		-	(120,006)
Net cash provided by (used in) operating activities		(2,179,973)	671,857

Cash Flows From Investing Activities:
Purchases of property and equipment		(24,780)	(53,856)
Investment in restricted cash		-	65,382
Net cash provided by (used in) investing activities		(24,780)	11,526

Cash Flows From Financing Activities:
Common stock and warrants issued for cash		2,500,000	50,000
Repayment of notes payable - related party		-	(11,825)
Advances from related parties		-	2,371
Repayment of promissory note, net of financing costs		-	(350,000)
Repayment of notes payable		(4,965)	36,132
Net cash provided by (used in) financing activities		2,495,035	(273,322)

Net change in cash		290,282	410,061
Cash at beginning of period		857,122	-
Cash at end of period		$1,147,404	$410,061

Supplemental Cash Flow Information:
Cash paid for interest		$-	$54,103
Cash paid for income taxes		$-	$-

Non-Cash Transactions:
Financed insurance policy	$	.	$12,414
Extinguishment of debt for stock		$369,589	$(4,681,217)
Common stock issued for the purchase of inventory		$-	$2,982,303
Common stock issued for the prepaid expenses		$-	$75,914

See accompanying notes to condensed financial statements

JAMMIN JAVA CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
July 31, 2014
(Unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited interim financial statements of Jammin Java Corp. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or any other future period. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year as reported in the Company’s Annual Report on Form 10-K have been omitted. The accompanying balance sheet at July 31, 2014 has been derived from the audited balance sheet at January 31, 2014 contained in such Form 10-K.

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

Reclassifications. Certain prior period amounts have been reclassified to conform to the current period presentation for comparative purposes.

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

Cash and Cash Equivalents. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of July 31, 2014, the Company had $1,147,404 of cash and cash equivalents. Additionally, no interest income was recognized for the three and six months ended July 31, 2014, respectively. As of July 31, 2014, the Company held no auction rate securities.

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

Allowance for Doubtful Accounts.  The Company does not require collateral from its customers with respect to accounts receivable. The Company determines any required allowance by considering a number of factors, including the length of time accounts receivable are past due. The Company’s policy is to provide reserves for accounts receivable when they become uncollectible. Historically, the Company has experienced minimal losses from collections.  Accordingly, the Company has determined that no allowance for doubtful accounts was required at July 31, 2014.

Inventories. Inventories are stated at the lower of cost or market. Cost is computed using weighted average cost, which approximates actual cost, on a first-in, first-out basis. Inventories on hand are evaluated on an on-going basis to determine if any items are obsolete or in excess of future needs. Items determined to be obsolete are reserved for. The Company provides for the possible inability to sell its inventories by providing an excess inventory reserve. As of July 31, 2014 the Company determined that no reserve was required.

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

Depreciation was $26,181 and $48,818 for the three and six months ending July 31, 2014, respectively.  Depreciation was $1,876 and 3,752 for the three and six months ending July 31, 2013, respectively.

Impairment of Long-Lived Assets. Long-lived assets consist of a license agreement and property and equipment. The license agreement is reviewed for impairment at least annually whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable (see Note 5). Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their estimated fair values. Management evaluated the carrying value of long-lived assets including the license and determined that no impairment existed at July 31, 2014.

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

Earnings or Loss Per Common Share. Basic earnings per common share equals net earnings or loss divided by the weighted average of shares outstanding during the year. Diluted earnings per share includes the impact on dilution from all contingently issuable shares, including options, warrants and convertible securities. The common stock equivalents from contingent shares are determined by the treasury stock method. The Company incurred a net loss for the three and six months ended July 31, 2014 and 2013, respectively.

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

The Company incurred a net loss of $3,015,086 and $4,928,275 for the three and six months ending July 31, 2014, and has an accumulated deficit since inception of $18,691,123. The Company has a history of losses and has only recently begun to generate revenue as part of its principal operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The operations of the Company have primarily been funded by the issuance of its common stock. The Company may, in the future, need to secure additional funds through future equity sales. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.

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

Note 4 – Inventories

Inventories were comprised of:

	July 31,	January 31,
	2014	2014
Finished Goods - Coffee	$45,468	$354,932
	$45,468	$354,932

Note 5 - Trademark License Agreements

	July 31, 2014	January 31, 2014
License Agreement	$730,000	$730,000
Intangible assets	49,900	49,900
Accumulated amortization	(102,203)	(75,374)
Intangible assets, net	$677,697	$704,526

The amortization periods are fifteen years and ten years for the license agreement and intangible assets, respectively. Amortization expense consists of the following:

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
License Agreement	$(12,167)	$(12,166)	$(24,333)	$(24,333)
Intangible assets	(1,247)	-	(2,496)	-
Total Intangible Amortization Expense	$(13,414)	$(12,166)	$(26,829)	$(24,333)

Years Ending July 31,
2015	$36,501
2016	49,915
2017	49,915
2018	49,915
2019	49,915
Thereafter	441,536
Total	$677,697

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

The Credit Agreement and Revolving Note were terminated in connection with the March 2013 Stipulation (Ironridge) Transaction #1), described in Note 9, pursuant to which Ironridge purchased the outstanding debt which we owed to TCA and also purchased $100,000 of outstanding liabilities relating to 588,235 shares of our common stock originally issued to TCA, which shares TCA returned to the Company and cancelled in May 2013. See Note 9 for further details.

Note 7 - Related Party Transactions

Transactions with Marley Coffee Ltd.

During the six months ending July 31, 2014 and 2013, the Company made purchases of $234,122 and $296,840, respectively, from Marley Coffee Ltd. ("MC") a producer of Jamaican Blue Mountain coffee that the Company purchases in the normal course of its business. The Company directs these purchases to third-party roasters for fulfillment of sales orders. The Company's Chairman, Rohan Marley, is an owner of approximately 25% of the equity of MC.

Note 8 – Stock Options

Share-based Compensation:

On October 14, 2012, the Board approved the 2012 Equity Compensation Plan (the “2012 Equity Compensation Plan”). The Equity Compensation Plan authorizes the issuance of a variety of awards, including options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and stock awards. The 2012 Equity Compensation Plan provides that no more than 12 million shares of the Company’s common stock may be issued pursuant to awards under the 2012 Equity Compensation Plan. On November 13, 2012 (amended October 17, 2013), the Company registered the shares of common stock issuable under the 2012 Equity Compensation Plan on a registration statement on Form S-8 filed with the Securities and Exchange Commission. Awards under the 2012 Equity Compensation Plan may be made to employees, directors and consultants of the Company. As of July 31, 2014, 5,584,716 shares of common stock had been issued and options to purchase 5,250,000 shares of common stock had been granted under the 2012 Equity Compensation Plan.

Effective September 10, 2013, the Board of Directors approved and adopted the Company’s 2013 Equity Incentive Plan (the “2013 Equity Compensation Plan”). The 2013 Equity Incentive Plan authorizes the issuance of various forms of stock-based awards, including incentive or non-qualified options, restricted stock awards, restricted units, stock appreciation rights, performance shares and other securities as described in greater detail in the 2013 Equity Incentive Plan, to the Company’s employees, officers, directors and consultants. A total of 12,000,000 shares are authorized for issuance under the 2013 Equity Incentive Plan. The 2013 Equity Compensation Plan provides that no more than 12 million shares of the Company’s common stock may be issued pursuant to awards under the 2013 Equity Compensation Plan. On October 17, 2013, the Company registered the shares of common stock issuable under the 2013 Equity Compensation Plan on a registration statement on Form S-8 filed with the Securities and Exchange Commission.  Awards under the 2013 Equity Compensation Plan may be made to employees, directors and consultants of the Company. As of July 31, 2014, options to purchase 7,860,000 shares of common stock had been issued under the 2013 Equity Compensation Plan.

During the three and six months ended July 31, 2014 the Company recognized share-based compensation expenses totaling $485,317 and $1,090,094, respectively. The remaining amount of unamortized stock option expense at July 31, 2014 was $2,756,296.

The intrinsic value of exercisable and outstanding options at July 31, 2014 and 2013 was $247,500 and $647,000, respectively.

Activity in stock options during the six month period ended July 31, 2014 and related balances outstanding as of that date are set forth below:

	Number of	Weighted Average	Remaining Contract
	Shares	Exercise Price	Term (# years)
Outstanding at February 1, 2014	17,260,000	$0.35
Granted	-	-
Exercised	(50,000)	(0.16)
Forfeited and canceled	-	-
Outstanding at July 31, 2014	17,210,000	$0.35	3.98
Exercisable at July 31, 2014	6,416,666	$0.30	3.54

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

For the six months ending July 31, 2014 and 2013, the Company, in connection with the above transaction, recorded a loss on extinguishment of debt in the amount of $450,141 and $340,398, respectively, which equaled the difference in the fair value of the shares issued to and the obligations assumed by Ironridge.

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

No loss on extinguishment was recorded by the Company, in connection with the above transaction, for the six months ended July 31, 2014 and 2013.

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

Through July 31, 2014, the Company, in connection with the above transaction, recorded an estimated loss on extinguishment of debt in the amount of $1,818,810 which equaled the difference in the fair value of the shares issued and the obligations assumed by Ironridge. The Company further recorded an additional amount to current liabilities for the excess shares owed to Ironridge of $2,288,066.  This liability was reduced by the issuance of 4,524,079 common shares to Ironridge in November 2013 and an additional 3,366,316 common shares to Ironridge on March 14, 2014.  As of July 31, 2014 there was an estimated remaining liability of $820,164 for additional shares to be issued to Ironridge.  This amount will be adjusted each period until Calculation Period #3 has ended and the true-up is completed.

In August 2014, the Company issued Ironridge an additional 3,853,555 shares of common stock pursuant to the July 2013 Order and Stipulation.  See Ironridge Transaction #3 above.

Effective September 12, 2014, the Company and Ironridge agreed to a Stipulation to Modify Prior Order For Approval of Stipulation For Settlement of Claims and an Order Modifying Prior Order For Approval of Stipulation For Settlement of Claims (collectively, the “Settlement”) with the Court, pursuant to which the parties agreed to settle all outstanding obligations of the Company to issue additional shares of common stock to Ironridge in connection with further true-ups under Order #3 and Stipulation #3 in consideration for the issuance to Ironridge of 5,000,000 shares of common stock. As a result of the Settlement, no additional shares will be owed by the Company to Ironridge and the restrictions on the Company’s ability to sell and issue additional shares of common stock (as described above) in connection with Order #3 and Stipulation #3 or otherwise were terminated.

Note 10 – Commitments and Contingencies

The Company’s commitments and contingencies include the usual claims and obligations of a wholesaler and distributor of coffee products in the normal course of a business. The Company may be, from time to time, involved in legal proceedings incidental to the conduct of its business. The Company is not involved in any litigation or legal proceedings as of July 31, 2014, which would be deemed material.

On June 25, 2013, and effective August 1, 2013, the Company entered into a lease agreement for office space located at 4730 Tejon Street, Denver, Colorado 80211.  The office space encompasses approximately 4,800 square feet.  The lease has a term of 36 months expiring on July 31, 2016, provided that the Company has two additional three year options to renew the lease after the end of the initial term.  Rent during the first three year option period escalates at the rate of 4% per year (starting with the last monthly rental cost of the initial term of the agreement, described below), and rent during the second three year option period will be at a rental cost mutually agreed by the Company and the landlord.  Rent due under the initial term of the agreement is as follows:

•	$8,172 per month from August 1, 2014 to July 31, 2015;
•	$8,499 per month from August 1, 2015 to July 31, 2016; and
•	$8,839 per month from August 1, 2016 to July 31, 2017.

Effective August 1, 2013, in connection with the Company’s entry into the office space lease described above, the Company moved its principal place of business to Denver, Colorado.

Note 11 - Concentration of sales and segmented disclosure:

For the three months ended July 31, 2014, the majority of the Company’s revenue was generated from various customers – two customers (who are distributors of our products) consisted of 50% of our revenues with no other customer contributing more than 10% of our total revenues in the period.  The two customers with sales greater than 10% of revenues were: United Natural Foods Inc. (34%) and Mother Parker’s Tea and Coffee (16%).

For the six months ended July 31, 2014, the majority of the Company’s revenue was generated from various customers – two customers (who are distributors of our products) consisted of 48% of our revenues with no other customer contributing more than 10% of our total revenues in the period.  The two customers with sales greater than 10% of revenues were: United Natural Foods Inc. (25%) and Mother Parker’s Tea and Coffee (23%).

The Company recently added two revenue channels at the recent year ended January 31, 2014; Marley Coffee branded vending solutions and Marley Coffee branded Bike Cafes. These segments are not presently significant.

Note 12 – Subsequent Events

Management evaluated all subsequent events through the date that the financial statements were filed with the Securities and Exchange Commission, and concluded that no additional subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements, other than those disclosed in Note 9 above.

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

The information contained in this Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Quarterly Report, our Annual Report on Form 10-K for the year ended January 31, 2014 and in our other reports filed with the Securities and Exchange Commission (the “SEC”).

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

In consideration for the foregoing licenses, the Company agreed to pay royalties to Fifty-Six Hope Road in an amount equal to 3% of the net sales of all Licensed Products on a quarterly basis. In addition, such royalty payments are to be deferred during the first 20 months of the term of the FSHR License Agreement, and such deferred payments shall be paid on a quarterly-basis thereafter until paid in full.  At July 31, 2014, $117,425 is accrued for such royalty fees with $150,000 having been paid during the quarter ended July 31, 2014.

On May 20, 2014, we entered into an Amended and Restated License Agreement with Mother Parkers Tea & Coffee Inc. (“Mother Parkers” and the “MP Agreement”), which amended and restated a prior license agreement entered into between the parties in October 2011.  A significant portion of the Company’s revenue comes from sales to and through Mother Parkers. As described in greater detail in the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2014, the Company entered into a Subscription Agreement with Mother Parkers in April 2014, pursuant to which Mother Parkers purchased 7,333,529 units from the Company for $2.5 million, each unit consisting of one share of the Company’s common stock; and one warrant to purchase one share of common stock at $0.51135 per share for a term of three years.

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

The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended January 31, 2014. We believe that for the three and six months ending July 31, 2014, there have been no material changes to this information.

Recent Accounting Pronouncements

For the three and six month period ended July 31, 2014, there were no accounting standards or interpretations issued that are expected to have a material impact on our financial position, operations or cash flows.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standard which will supersede existing revenue recognition guidance under current U.S. GAAP. The new standard is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. In doing so, among other things, companies will generally need to use more judgment and make more estimates than under the current guidance. The accounting standard will be effective for the Company in the fiscal year beginning July 1, 2017. The standard may be adopted using a full retrospective or a modified retrospective (cumulative effect) method. Early adoption is not permitted. We are currently evaluating this standard and have not yet selected a transition method nor have we determined the effect of the standard on our financial statements and related disclosures.

Products and Revenue Channels

The Company’s objective is to position Marley Coffee as the premiere brand across all of the distribution channels for which we license the use of the “Marley” name and to capitalize on the likeness, philosophies and strategies of our Chairman, Rohan Marley.

Within the U.S. grocery and specialty retail segment, the Company’s products are distributed through several distributors such as UNFI, Kehe and DPI and we also distribute directly to certain customers.  We sell to retailers such as Safeway, Krogers, HEB, Wegmans, Jewel-Osco, Market Basket, Whole Foods, Winn Dixie Bi-Lo, Ahold, Hannafords, Albertsons, Shaw’s and Fairways, and Fresh and Easy. During the past year we have expanded our distributor relationships nationally in the United States. We expect our ongoing discussions with retailers will enable us to place our products in more chains throughout the year and we continue to seek to expand our product placement with grocery retailers and distributors throughout the United States and internationally.

We create and sell a variety of coffee products for almost every coffee distribution channel.  We sell 8 ounce (oz) and 12oz ground and whole bean bagged coffee primarily to the retail grocery channel.  We sell 2lb whole bean and 2.5oz fractional packs primarily to the food service and Office Coffee Service or Breakroom industry.

In late November 2012, we launched our Marley Coffee RealCups; a single serve; compatible cartridge, for use in most models of Keurig®'s K-Cup brewing system.  The coffee single serve segment is the fastest growing sector of the coffee industry and the fastest growing part of our business.  We generate revenues in this category in two ways 1) by selling directly to retailers; and 2) through a licensing agreement with our roasters Mother Parkers (described above).  For direct sales, we handle all aspects of selling, merchandising and marketing of the products to retailers.  Through the licensing agreement Mother Parkers develops the relationships with retailers and handles everything from selling, merchandising, discounting, promoting and marketing and we receive a licensing fee per cup sold as described above.

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

Throughout fiscal 2014, the Company issued shares of common stock in consideration for services rendered to its officers, directors and employees in an effort to maximize its cash on hand and improve liquidity.  In fiscal 2015, the Company plans to pay the salaries of its officers and employees in cash, provided that where possible, the Company intends to continue to use common stock in lieu of cash consideration, and has continued to pay certain of its employees in stock instead of cash during fiscal 2015.  As the Company continues to grow it will need to raise additional cash in order to maintain its growth and fund its operations.  If the Company is unable to access additional capital moving forward, it will hurt our ability to maintain growth and possibly jeopardize our ability to maintain our current operations. There can be no assurance that the Company will be able to increase sales, reduce expenses or obtain additional financing, if necessary, at a level to meet its current obligations to continue as a going concern.

RESULTS OF OPERATIONS

Comparison of the Three Months Ending July 31, 2014 and 2013

Sales Revenue. Sales revenues for the three months ending July 31, 2014 and 2013 were $2,078,746 and $1,634,570, respectively, which represents an increase of $444,176 or 27% from the previous period.  Sales revenue increased as a result of the Company's continued expansion into the retail grocery market and its continued growth of other business verticals.

Cost of Sales. Cost of sales for the three months ending July 31, 2014 and 2013 were $1,583,243 and $1,133,359, respectively, which represents an increase of $449,884 or 40%  from the prior period, which was mostly attributed to increased sales, especially of items with lower profit margins.

Gross Profit.  We had a gross profit of $495,159 and $472,079 for the three months ending July 31, 2014 and 2013, respectively.  Gross profit as a percentage of gross sales was 24% and 29 % for the three months ending July 31, 2014 and 2013   Gross profit increased due to an increase in overall sales.  Gross profit as a percentage of sales decreased due to expansion into new markets with lower initial margins on sales.

Compensation and Benefit Expenses. Compensation and benefits for the three months ending July 31, 2014 and 2013 were $1,047,086 and $411,996, respectively which represented an increase of $635,090 or 154% from the prior period. The increase was mostly the result of more employees and contractors to help manage the growth of the Company.

Selling and Marketing Expenses. Selling and marketing expenses for the three months ending July 31, 2014 and 2013 were $887,465 and $37,719, respectively, which represents an increase of $849,746 or 2,252% from the prior period. The increase was principally the result of additional advertising campaigns undertaken in new markets in the current period. As the business has developed, the customer base has increased and sales have grown more organically. We anticipate, however, experiencing significant marketing expenses throughout 2015 as we will seek to expand our customer base even more and build out the Company brand.  Much of the selling and marketing that happens outside of this categorization occurred in new staffing in marketing.

General and Administrative Expenses.   General and administrative expenses for the three months ending July 31, 2014 and 2013 were $760,046 and $416,946, respectively, which represents an increase of $343,100 or 82% from the prior period. The increase was principally the result of overall increased expansion of the business and the need to support that expansion mostly through professional fees and payroll. General and administrative expense also increased due to increased corporate reporting expenses and increased insurance expenses.

Total Other Income (Expense).  We had other expense of $815,963 for the three months ended July 31, 2014, compared to other expense for the three months ended July 31, 2013 of $319,321, an increase of $496,642.  This increase was in connection with the Ironridge transactions in the period (described below) which caused a loss on extinguishment of debt from the issuance of shares but which are subject to true-ups after applicable calculation periods (see note 9 to the financial statements included herein).  Also included in total other expense was interest income of $315 for the three months ended July 31, 2014, compared to interest expense of $1,176 for the three months ended July 31, 2013.  Interest expense decreased due to the acquisition of our outstanding interest bearing liabilities by Ironridge and the settlement of such debt through the issuance of common stock.

Net Loss. We incurred a net loss of $3,015,086 and $715,079 for the three months ended July 31, 2014 and 2013, respectively, an increase in net loss of $2,300,007 or 322% from the prior period. The principal reason for the increase in net loss was the $1,827,936 increase in total operating expenses from the growth of the Company and its staffing needs, offset by the $23,080 increase in gross profit.

Comparison of the Six Months Ending July 31, 2014 and 2013

Sales Revenue. Sales revenues for the six months ending July 31, 2014 and 2013 were $4,219,783 and $2,595,931, respectively, which represents an increase of $1,623,852 or 63% from the previous period.  Sales revenue increased as a result of the Company's continued expansion into the retail grocery market and its continued growth of other business verticals.

Cost of Sales. Cost of sales for the six months ending July 31, 2014 and 2013 were $3,251,619 and $1,451,520, respectively, which represents an increase of $1,800,099 or 124%, which was mostly attributed to increased sales, especially of items with lower profit margins.

Gross Profit.  We had a gross profit of $947,904 and $970,967 for the six months ending July 31, 2014 and 2013, respectively.  Gross profit as a percentage of gross sales was 22% and 37% for the six months ending July 31, 2014 and 2013.   Gross profit as a percentage of sales decreased due to an increase in cost to achieve market share sales.

Compensation and Benefit Expenses. Compensation and benefits for the six months ending July 31, 2014 and 2013 were $2,179,234 and $687,153, respectively which represented an increase of $1,492,081 or 217% from the prior period. The increase was mostly the result of more employees and contractors engaged to help manage the growth of the Company.

Selling and Marketing Expenses. Selling and marketing expenses for the six months ending July 31, 2014 and 2013 were $1,710,238 and $123,932, respectively, which represents an increase of $1,586,306 or 1,280% from the prior period. The increase was principally the result of additional advertising campaigns undertaken in the new markets in the current period. As the business has developed, the customer base has increased and sales have grown more organically. We anticipate, however, experiencing significant marketing expenses throughout 2015 as we will seek to expand our customer base even more and build out the Company brand.  Much of the selling and marketing that happens outside of this categorization occurred in new staffing in marketing.

General and Administrative Expenses.   General and administrative expenses for the six months ending July 31, 2014 and 2013 were $1,540,646 and $868,748, respectively, which represents an increase of $671,898 or 77% from the prior period. The increase was principally the result of overall increased expansion of the business and the need to support that expansion mostly through professional fees and payroll. General and administrative expense also increased due to increased corporate reporting expenses and increased insurance expenses.

Total Other Income (Expense).  We had other expense of $445,939 for the six months ended July 31, 2014, compared to other expense for the six months ended July 31, 2013 of $316,186, an increase of $129,753.  This increase was in connection with the Ironridge transactions in the period (described below) which caused a loss on extinguishment of debt from the issuance of shares but which are subject to true-ups after applicable calculation periods (see note 9 to the financial statements included herein).  Also included in total other expense was interest expense of $122 for the six months ended July 31, 2014, compared to interest expense of $108,674 for the six months ended July 31, 2013.  Interest expense decreased due to the acquisition of our outstanding interest bearing liabilities by Ironridge and the settlement of such debt through the issuance of common stock.

Net Loss. We incurred a net loss of $4,928,275 and $1,133,726 for the six months ended July 31, 2014 and 2013, respectively, an increase in net loss of $3,794,549 or 335% from the prior period. The principal reason for the increase in net loss was the $3,750,285 increase in total operating expenses from the growth of the Company and its staffing needs.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations primarily through the issuance of our common stock.

The following table presents details of our working capital and cash and cash equivalents:

			Increase
	July 31, 2014	January 31, 2014	/(Decrease)
Working Capital	$954,422	$1,606,350	$(651,928)
Cash	$1,147,404	$857,122	$290,282

At July 31, 2014, we had total assets of $4,268,649 and total liabilities of $2,108,646. Our current sources of liquidity include our existing cash and cash equivalents and cash from operations and funds raised through the sale of common stock and warrants in private placements (as described in greater detail below). For the three months ended July 31, 2014, although we generated gross sales of $2,078,746 we had a net loss of $3,015,086.

Total current assets of $3,063,068 as of July 31, 2014 included cash of $1,147,404, accounts receivable of $1,672,270, notes receivable – related party of $2,724, inventory of $45,468, prepaid expenses of $128,946, and other current assets of $66,256.

We had total assets as of July 31, 2014 of $4,268,649 which included the total current assets of $3,063,068, $416,156 of property and equipment, net, $632,667 of license agreement, representing the value of the FSHR License Agreement, $45,030 of intangible assets, $88,162 of goodwill and $23,566 of other assets.

We had total liabilities of $2,108,646 as of July 31, 2014, which were solely current liabilities and included $751,400 of accounts payable, $820,164 of payable relating to the Ironridge agreements (described above), $117,425 of accrued royalty – related party (relating to amounts accrued in connection with the FSHR License Agreement), and $419,657 of accrued expenses.

As of the filing of this report, we believe that our cash position, the funds raised through our ongoing offering, and the revenues we generate will be sufficient to meet our working capital needs for approximately the next twenty-four months based on the pace of our planned activities.

In the fourth fiscal quarter of 2014 and first two fiscal quarters of 2015, we established an annual promotional calendar for our retailers and distributors.  Promotions range from discounts at store level to in-store tastings.  To date, promotions and trial programs, especially at some of our larger accounts such as Kroger, Safeway and HEB, are increasing product velocity.  Additionally we are constantly evaluating cost effective tools to generate brand awareness and trials outside of the retail environment.  We plan to continue driving these efforts with the goal of seeing revenues from organic growth increase quarter-to-quarter through fiscal 2015.

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

Cash Flows
	Six months Ended
	July 31 ,2014	July 31, 2013
Net cash provided by (used in) operating activities	$(2,179,973)	$671,857
Net cash provided by (used in) investing activities	$(24,780)	$11,526
Net cash provided by (used in) financing activities	$2,495,035	$(273,322)

Operating Activities

Compared to the corresponding period in 2013, net cash used in operating activities decreased by $2,851,830 for the six months ended July 31, 2014. The decrease was primarily due to $4,928,275 of net loss, $586,323 of increase in accounts receivable and $430,110 of decrease in accounts payable, offset by $1,010,142 of decrease in prepaid expenses and other current assets, $1,090,093 of share based employee compensation and $820,164 of loss on settlement of liabilities in connection with the Ironridge transactions.

Investing Activities

Compared to the corresponding period in fiscal 2013, net cash used in investing activities increased by approximately $36,306 due primarily to restricted cash received in connection with the termination of a sweep fund account we previously maintained with one of our lenders, which transaction was subsequently cancelled.

Financing Activities

Compared to the corresponding period in fiscal 2013, net cash provided by financing activities increased by approximately $2,768,357 for the six months ended July 31, 2014 primarily from the $2,500,000 of common shares sold to Mother Parkers for cash in the current period (as described below).

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

Funding and Financing Agreements

Ironridge Transactions

On March 6, 2013, May 24, 2013 and July 26, 2013, pursuant to three separate orders setting forth stipulated settlements (the “Orders” and the “Stipulations”) issued by the Superior Court of the State of California for the County of Los Angeles – Central District (the “Court”), Ironridge Global IV, Ltd. (“Ironridge”), who had previously purchased a total of $1,017,744, $1,278,058 and $2,499,372, respectively, in accounts payable and accrued expenses (each, the “Claim”) owed by us to various parties, was issued shares of our common stock (each the “Initial Issuance”) in satisfaction of such accounts payable and accrued expenses, which amounts came off our balance sheet and significantly improved our liquidity. The accounts payable and accrued expenses represented amounts originally owed by us to various creditors in connection with trade payables, the purchase of property and equipment, prior credit agreements, and attorneys’ fees.  The shares issued in the Initial Issuances, totaling 7,000,000, 5,000,000 and 5,000,000 shares, respectively, are subject to adjustment based on the closing prices of our common stock during certain calculation periods (as described in greater detail in the Current Reports on Form 8-K filed with the Securities and Exchange Commission on March 8, 2013, May 15, 2013 and July 30, 2013, respectively).  In July 2013, in connection with the true up associated with the March 2013 Ironridge transaction and pursuant to the terms of the March 2013 Stipulation, Ironridge returned 1,646,488 shares of the Company’s common stock to the Company for cancellation, which shares were cancelled in July 2013. In November 2013 we issued Ironridge an additional 4,524,079 shares of common stock, representing 671,841 additional shares pursuant to a true up in connection with the May 2013 Order and Stipulation and 3,852,238 additional shares pursuant to the July 2013 Order and Stipulation. In February 2014, we issued Ironridge an additional 3,366,316 shares of common stock pursuant to the July 2013 Order and Stipulation. In August 2014, we issued Ironridge an additional 3,853,555 shares of common stock pursuant to the July 2013 Order and Stipulation. The settlement of payables for common shares has been recorded as extinguishments.  At July 31, 2014 this liability was $820,164.

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

Effective September 12, 2014, the Company and Ironridge agreed to a Stipulation to Modify Prior Order For Approval of Stipulation For Settlement of Claims and an Order Modifying Prior Order For Approval of Stipulation For Settlement of Claims (collectively, the “Settlement”) with the Court, pursuant to which the parties agreed to settle all outstanding obligations of the Company to issue additional shares of common stock to Ironridge in connection with further true-ups under the July 2013 Order and Stipulation in consideration for the issuance to Ironridge of 5,000,000 shares of common stock (which will be issued to Ironridge pursuant to an exemption from registration provided by Section 3(a)(10) of the Securities Act of 1933, as amended). As a result of the Settlement, no additional shares will be owed by the Company to Ironridge in connection with further true-ups and the restrictions on the Company’s ability to sell and issue additional shares of common stock (as described above) in connection with the July 2013 Order and Stipulation or otherwise were terminated.

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

Off-Balance Sheet Arrangements

As part of our on-going business, we have not participated in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangement or other contractually narrow or limited purposes. As of July 31, 2014, we are not involved in any material unconsolidated SPEs.

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

A material weakness is a deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at July 31, 2014:

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

Management believes that the material weaknesses set forth in items (1) through (5) above did not have an effect on the Company's financial reporting during the six months ended July 31, 2014.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended July 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not currently involved in any legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations. We may become involved in material legal proceedings in the future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As described in greater detail above under “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” – “Liquidity and Capital Resources” – “Funding and Financing Agreements” – “Ironridge Transactions”, in March 2013, May 2013 and July 2013, we issued 7,000,000, 5,000,000 and 5,000,000 shares of common stock, respectively, to Ironridge in connection with certain transactions, which are subject to adjustment as discussed above.  In July 2013, in connection with the true up associated with the March 2013 Ironridge transaction and pursuant to the terms of the March 2013 Stipulation, Ironridge returned 1,646,488 shares of the Company’s common stock to the Company for cancellation, which shares were cancelled by the Company in July 2013.  In November 2013 we issued Ironridge an additional 4,524,079 shares of common stock, representing 671,841 additional shares pursuant to the May 2013 Order and Stipulation and 3,852,238 additional shares pursuant to the July 2013 Order and Stipulation. In February 2014, we issued Ironridge an additional 3,366,316 shares of common stock pursuant to the July 2013 Order and Stipulation. In August 2014, we issued Ironridge an additional 3,853,555 shares of common stock pursuant to the July 2013 Order and Stipulation.

Effective in connection with the September 12, 2014 Settlement with Ironridge described above under “Funding and Financing Agreements” – “Ironridge Transaction”, we agreed to issue Ironridge 5,000,000 shares of common stock in full and complete settlement of the July 2013 Order and Stipulation.  As a result of the Settlement no additional shares will be owed by the Company to Ironridge pursuant to such July 2013 Order and Stipulation in connection with further true-ups or otherwise.

The Company claims an exemption from registration provided by Section 3(a)(10) of the Securities Act of 1933, as amended (the “Act”), for the issuance of the shares of the Company’s common stock issued to Ironridge, as the issuances of securities were in exchange for bona fide outstanding claims, where the terms and conditions of such issuance were approved by a court after a hearing upon the fairness of such terms and conditions.

Effective June 27, 2014, we formed an Advisory Board to provide strategic guidance, independent advice and recommendations to the Board of Directors (the “Directors”) on the organization, funding, plan of operations, proposed joint ventures and partnerships, governance, marketing and expansion of the Company and its products and services, and on such other matters as the Directors may from time to time request input and guidance on. The Advisory Board has no authority to bind the Company or the Directors on any matters and was formed only to provide the Directors non-binding guidance and advice as requested by the Directors from time to time.  Effective on the same date, the Directors appointed (1) Mr. Michael Higgins; and (2) Mr. Anthony Schiano, as the initial members of the Advisory Board. The Directors also agreed to compensate the Advisory Board members for agreeing to be appointed to the Advisory Board and for services to the Advisory Board through the issuance of shares of common stock of the Company totaling $30,000 per year (the “Yearly Fees”).  The first Yearly Fees were payable to the Advisory Board members in connection with their appointment to the Advisory Board. As such, each Advisory Board member was issued 100,000 shares of restricted common stock of the Company (the “Advisory Board Shares”), representing the total number of shares of common stock equal to the total $30,000 in Yearly Fees divided by the five day average of the closing price of the Company’s common stock on the date immediately preceding the date of the grant of such shares ($0.30 per share).  The Advisory Board Shares are subject to forfeiture and vest to the members of the Advisory Board at the rate of 1/4th of such shares (25,000 shares) per quarter, on each of September 27, 2014, December 27, 2014, March 27, 2015 and June 27, 2015 (the “Vesting Dates” and “Vesting Terms”), provided that such applicable Advisory Board member remains a member of the Advisory Board through such periods.  Any unvested shares held by an Advisory Board member upon their removal, resignation or death will be forfeited back to the Company.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Effective in July 2014, the Company entered into a Consulting Agreement with a consultant pursuant to which the consultant agreed to provide financial due diligence and other advisory services to the Board of Directors of the Company in consideration for $15,000 per month of which 50% of such consideration will be paid in shares of common stock of the Company.  The agreement has a term of three months extendable or renewable thereafter with the mutual consent of the parties and can be terminated by either party with thirty days prior written notice.  The agreement also prohibits the consultant from soliciting employees of the Company or competing against the Company for a period of 12 months from the termination of the agreement.  The Company agreed to issue the consultant 26,786 shares of common stock for July 2014 (valued at $0.28 per share or $7,500 in aggregate) and 30,000 shares for August 2014 (valued at $0.25 per share or $7,500 in aggregate), as the 50% monthly stock consideration due under the agreement, which shares were/will be issued under the Company’s Equity Compensation Plans as previously approved by the shareholders.

Effective September 12, 2014, the Company and Ironridge agreed to a Stipulation to Modify Prior Order For Approval of Stipulation For Settlement of Claims and an Order Modifying Prior Order For Approval of Stipulation For Settlement of Claims (collectively, the “Settlement”) with the Court, pursuant to which the parties agreed to settle all outstanding obligations of the Company to issue additional shares of common stock to Ironridge in connection with further true-ups under the July 2013 Order and Stipulation in consideration for the issuance to Ironridge of 5,000,000 shares of common stock (which will be issued to Ironridge pursuant to an exemption from registration provided by Section 3(a)(10) of the Securities Act of 1933, as amended). As a result of the Settlement, no additional shares will be owed by the Company to Ironridge in connection with further true-ups and the restrictions on the Company’s ability to sell and issue additional shares of common stock (as described above) in connection with the July 2013 Order and Stipulation or otherwise were terminated.

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

JAMMIN JAVA CORP.

Dated: September 15, 2014	By: /s/ Brent Toevs
Brent Toevs
Chief Executive Officer
(Principal Executive Officer)

JAMMIN JAVA CORP.

Dated: September 15, 2014	By: /s/ Anh Tran
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

10.28	Form of Subscription Agreement July/August 2013 Offering (incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K filed May 16, 2014)

10.29	Form of Common Stock Purchase Warrant Agreement July/August 2013 Offering (incorporated by reference to Exhibit 10.29 of the Company’s Annual Report on Form 10-K filed May 16, 2014)

10.30	Amended and Restated License Agreement with Mother Parkers Tea & Coffee Inc. (May 20, 2014) (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 30, 2014)

10.31	Form of 2013 Equity Incentive Plan Stock Option Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on August 29, 2014)

10.32	Form of Amended and Restated 2012 Equity Incentive Plan Stock Option Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on August 29, 2014)

10.33*	Form of Restricted Stock Grant Agreement to Advisory Board Members (June 2014)

14.1	Code of Ethical Business Conduct, adopted March 31, 2014 (incorporated by reference to Exhibit 14.1 of the Company’s Current Report on Form 8-K filed April 1, 2014)

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K filed May 16, 2014)

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Accounting and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1****	Certifications of the Principal Executive Officer and the Principal Accounting and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

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