Form 10-Q
period 2014-10-31
JAMMIN JAVA CORP.
filed 2014-12-15
CIK 1334586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014

❑TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No  ❑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No  ❑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ❑	Accelerated filer ❑
Non-accelerated filer ❑	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ❑  No ☑

               At December 5, 2014, there were 124,775,943 shares of the issuer’s common stock outstanding, which number includes 263,157 shares of common stock which the issuer has agreed to its Chief Executive Officer, President and Chairman (an aggregate of 789,471 shares of common stock) in consideration for services rendered, which shares of common stock were not physically issued (or issued in book entry) as of December 5, 2014, but which shares the issuer plans to issue shortly after December 5, 2014, as described in greater detail below under "Part II" - "Item 5. Other Information".

Jammin Java Corp.

For the Three and Nine months Ended October 31, 2014 and 2013

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

JAMMIN JAVA CORP.
CONDENSED BALANCE SHEETS

	October 31,	January 31,
	2014	2014
	(Unaudited)

Assets
Current Assets:
Cash	$516,873	$857,122
Accounts receivable	1,971,165	1,085,947
Notes receivable - related party	-	2,724
Inventory	64,556	354,932
Prepaid expenses	-	1,163,914
Other current assets	72,842	41,430
Total Current Assets	2,625,436	3,506,069

Property and equipment, net	422,263	440,194
Intangible assets	751,078	792,688
Other assets	23,566	15,716
Total Assets	$3,822,343	$4,754,667

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$1,489,614	$1,181,510
Payable to Ironridge in common shares	-	369,589
Accrued expenses	381,812	123,856
Accrued royalty and other expenses - related party	129,150	219,799
Notes payable	-	4,965
Total Current Liabilities	2,000,576	1,899,719

Total Liabilities	2,000,576	1,899,719

Stockholders' Equity:
Common stock, $.001 par value, 5,112,861,525 shares authorized; 123,986,472 and 104,085,210 shares issued and outstanding, as of October 31, 2014 and January 31, 2014, respectively	123,986	103,166
Additional paid-in-capital	23,328,742	16,514,630
Accumulated deficit	(21,630,961)	(13,762,848)
Total Stockholders' Equity	1,821,767	2,854,948

Total Liabilities and Stockholders' Equity	$3,822,343	$4,754,667

See accompanying notes to condensed financial statements

JAMMIN JAVA CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013

Revenue:	$2,841,504	$2,277,290	$7,061,287	$4,873,220
Discounts and allowances	(324,300)	(84,172)	(344,560)	(257,615)
Net revenue	2,517,204	2,193,118	6,716,727	4,615,605

Cost of sales:
Cost of sales products	1,766,469	1,382,067	5,018,088	2,833,587
Total cost of sales	1,766,469	1,382,067	5,018,088	2,833,587

Gross Profit - Products	750,735	811,051	1,698,639	1,782,018

Operating Expenses:
Compensation and benefits	1,055,159	686,241	3,234,393	1,373,394
Selling and marketing	677,122	15,777	2,387,360	139,709
General and administrative	603,744	758,635	2,144,390	1,627,383
Total operating expenses	2,336,025	1,460,653	7,766,143	3,140,486

Other income (expense):
Other income (expense)	(1,353,608)	(728,705)	(1,799,547)	(1,044,891)
Interest expense	(940)	(244)	(1,062)	(108,918)
Total other income (expense)	(1,354,548)	(728,949)	(1,800,609)	(1,153,809)

Net Loss	$(2,939,838)	$(1,378,551)	$(7,868,113)	$(2,512,277)

Net loss per share:
Basic and diluted loss per share	$(0.02)	$(0.01)	$(0.07)	$(0.03)

Weighted average common shares outstanding - basic and diluted	123,234,667	96,466,602	116,934,147	90,255,429

See accompanying notes to condensed financial statements

JAMMIN JAVA CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended October 31,
	2014		2013
Cash Flows From Operating Activities:
Net loss		$(7,868,113)	$(2,512,277)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Common stock issued for services		336,147	860,840
Common stock issued to Ironridge for debt extinguishment		2,170,164	-
Shared-based employee compensation		1,459,032	741,104
Depreciation		75,045	7,003
Amortization of license agreement		36,500	36,500
Amortization of intangible assets		5,110	-
Amortization of debt discount and deferred financing costs		-	43,490
Loss on settlement of liabilities		-	1,120,593
Changes in:
Accounts receivable		(885,218)	(2,246,185)
Notes receivable - related party		2,724	(2,724)
Inventory		290,376	(2,249,684)
Prepaid expenses and other current assets		1,132,502	(46,488)
Other assets - long term		(7,850)	(15,716)
Accounts payable		308,104	5,346,350
Accrued expenses		257,956	35,693
Accrued expenses - related party		(90,649)	-
Bank Overdraft		-	(8,931)
Derivative liability		-	(120,006)
Net cash provided by (used in) operating activities		(2,778,170)	989,562

Cash Flows From Investing Activities:
Purchases of property and equipment		(57,114)	(169,966)
Investment in restricted cash		-	65,382
Net cash used in investing activities		(57,114)	(104,584)

Cash Flows From Financing Activities:
Common stock issued for cash		2,500,000	196,000
Proceeds from sale of common stock		-	50,000
Repayment of notes payable - related party		-	(11,825)
Advances from related parties		-	2,371
Repayment of promissory note, net of financing costs		-	(350,000)
Financing on short term debt		(4,965)	34,890
Net cash provided by (used in) financing activities		2,495,035	(78,564)

Net change in cash		(340,249)	806,414
Cash at beginning of period		857,122	-
Cash at end of period		$516,873	$806,414

Supplemental Cash Flow Information:
Cash paid for interest		$-	$54,103

Non-Cash Transactions:
Financed insurance policy	$	.	$12,414
Extinguishment of debt for stock		$-	$4,747,771

See accompanying notes to condensed financial statements

NOTES TO CONDENSED FINANCIAL STATEMENTS
October 31, 2014
(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited interim financial statements of Jammin Java Corp. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or any other future period. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year as reported in the Company’s Annual Report on Form 10-K have been omitted. The accompanying balance sheet at October 31, 2014 has been derived from the audited balance sheet at January 31, 2014 contained in such Form 10-K.

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

Cash. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of October 31, 2014, the Company had no cash equivalents. Additionally, no interest income was recognized for the three and nine months ended October 31, 2014, respectively. As of October 31, 2014, the Company held no auction rate securities.

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

Allowance for Doubtful Accounts. The Company does not require collateral from its customers with respect to accounts receivable. The Company determines any required allowance by considering a number of factors, including the length of time accounts receivable are past due. The Company’s policy is to provide reserves for accounts receivable when they become uncollectible. Historically, the Company has experienced minimal losses from collections.  Accordingly, the Company has determined that no allowance for doubtful accounts was required at October 31, 2014.

Inventories. Inventories are stated at the lower of cost or market. Cost is computed using weighted average cost on a first-in, first-out basis. Inventories on hand are evaluated on an on-going basis to determine if any items are obsolete or in excess of future needs. Items determined to be obsolete are reserved for. The Company provides for the possible inability to sell its inventories by providing an excess inventory reserve. As of October 31, 2014, the Company determined that no reserve was required.

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

Depreciation was $26,227 and $75,045 for the three and nine months ending October 31, 2014, respectively.  Depreciation was $3,251 and $7,003 for the three and nine months ending October 31, 2013, respectively.

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

Goodwill.  Goodwill arose from our BikeCaffe acquisition and Black Rock Beverage Services asset purchase and is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. In performing our goodwill impairment analysis, we first assess qualitative factors to determine whether it is more likely than not that the fair value of our single reporting unit is less than its carrying amount. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we conduct a two-step goodwill impairment test. The first step of the impairment test involves comparing the estimated fair value of our single reporting unit with its carrying value, including goodwill. If the carrying amount of the reporting unit exceeds the reporting unit’s fair value, we perform the second step of the analysis, which involves comparing the implied fair value of the reporting unit’s goodwill with the carrying value of that goodwill, the difference of which represents the impairment loss. The determination of the reporting unit’s fair value requires significant judgment and is based on management’s best estimate. We generally use valuation techniques based on our market capitalization and multiples of revenue for similar companies. In addition, management may consider the reporting unit’s expected future earnings, and a control premium, which is the amount that a buyer is willing to pay over the current market price of a company as indicated by the traded price per share (i.e., market capitalization), in order to acquire a controlling interest.

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

Earnings or Loss Per Common Share. Basic earnings per common share equals net earnings or loss divided by the weighted average of shares outstanding during the year. Diluted earnings per share includes the impact on dilution from all contingently issuable shares, including options, warrants and convertible securities. The common stock equivalents from contingent shares are determined by the treasury stock method. The Company incurred a net loss for the three and nine months ended October 31, 2014 and 2013, respectively. The number of shares excluded due to being antidilutive at October 31, 2014 was 14,141,025 shares.

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

The Company incurred a net loss of $2,939,838 and $7,868,113 for the three and nine months ending October 31, 2014, and has an accumulated deficit since inception of $21,630,961. The Company has a history of losses and has only recently begun to generate revenue as part of its principal operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The operations of the Company have primarily been funded by the issuance of its common stock. The Company may, in the future, need to secure additional funds through future equity sales. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.

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

Note 4 – Inventories

Inventories were comprised of:

	October 31,	January 31,
	2014	2014
Finished Goods - Coffee	$64,556	$354,932
	$64,556	$354,932

Note 5 - Intangible Assets

Intangible assets include our License Agreement, and intangibles and goodwill arising from our BikeCaffe acquisition and Black Rock Beverage Services asset purchase.  The amortization periods are fifteen years and ten years for the license agreement and intangible assets, respectively. Amortization expense consists of the following:

	October 31,	January 31,
	2014	2014
License Agreement	$730,000	$730,000
Intangible assets	49,900	49,900
Total	$779,900	$779,900
Accumulated amortization	(116,984)	(75,374)
Intangibles subject to amortization	$662,916	$704,526
Goodwill	88,162	88,162
Intangible assets	$751,078	$792,688

The amortization periods are fifteen years and ten years for the license agreement and intangible assets, respectively. Amortization expense consists of the following:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013

License Agreement	$12,169	$12,166	$36,500	$36,500
Intangible assets	2,612	-	5,110	-

Total Intangible Amortization Expense	$14,781	$12,166	$41,610	$36,500

Years Ending January 31,
2015	$12,167
2016	49,915
2017	49,915
2018	49,915
2019	49,915
Thereafter	451,089
Total	$662,916

Note 6 – Notes Payable

On October 19, 2012, we entered into a credit agreement with TCA Global Credit Master Fund, LP, a Cayman Islands limited partnership (“TCA”), effective June 29, 2012 (the “Credit Agreement”). Pursuant to the Credit Agreement, TCA agreed to loan the Company up to $2 million for working capital purposes, based on the amount of eligible accounts receivable the Company provided to secure the repayment of the amounts borrowed.

On October 19, 2012, we borrowed $350,000 pursuant to the Credit Agreement, evidenced by a revolving note (the “Revolving Note”), the repayment of which was secured by a security interest in substantially all of our assets in favor of TCA, including the Trademarks. The Revolving Note accrued interest at the rate of 12% per annum (18% per annum upon a default) and was due and payable on October 18, 2013.

The Credit Agreement and Revolving Note were terminated in connection with the March 2013 Stipulation (Ironridge) Transaction#1), described in Note 10, pursuant to which Ironridge purchased the outstanding debt which we owed to TCA and also purchased $100,000 of outstanding liabilities relating to 588,235 shares of our common stock originally issued to TCA, which shares TCA returned to the Company and cancelled in May 2013. See Note 10 for further details.

Note 7 - Related Party Transactions

Transactions with Marley Coffee Ltd.

During the nine months ending October 31, 2014 and 2013, the Company made purchases of $290,258 and $768,960, respectively, from Marley Coffee Ltd. ("MC") a producer of Jamaican Blue Mountain coffee that the Company purchases in the normal course of its business. The Company directs these purchases to third-party roasters for fulfillment of sales orders. The Company's Chairman, Rohan Marley, is an owner of approximately 25% of the equity of MC.

Note 8 – Stock Options

Activity in stock options during the nine month period ended October 31, 2014

			Weighted Average
	Number of	Weighted Average	Remaining Contract
	Shares	Exercise Price	Term (# years)
Outstanding at February 1, 2014	17,260,000	$0.35
Granted	820,000	-
Exercised	(50,000)	(0.16)
Forfeited and canceled	(200,000)	-
Outstanding at October 31, 2014	17,830,000	$0.35	3.55
Exercisable at October 31, 2014	9,965,829	$0.34	3.28

Share-based Compensation:

On August 5, 2011, the Board approved the 2011 Equity Compensation Plan (the “2011 Equity Compensation Plan”). The Equity Compensation Plan authorizes the issuance of a variety of awards, including options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and stock awards. The 2011 Equity Compensation Plan provides that no more than 20 million shares of the Company’s common stock may be issued pursuant to awards under the 2011 Equity Compensation Plan, which has not been approved by the shareholders of the Company to date.  The shares of common stock issuable under the 2011 Equity Compensation Plan have not been registered with the Securities and Exchange Commission.  As of October 31, 2014, 3,666,667 options had been granted for the purchase of common stock, all of which were exercisable under the 2011 Equity Compensation Plan.

On October 14, 2012, the Board approved the 2012 Equity Compensation Plan (the “2012 Equity Compensation Plan”). The Equity Compensation Plan authorizes the issuance of a variety of awards, including options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and stock awards. The 2012 Equity Compensation Plan provides that no more than 12 million shares of the Company’s common stock may be issued pursuant to awards under the 2012 Equity Compensation Plan. On November 13, 2012 (amended October 17, 2013), the Company registered the shares of common stock issuable under the 2012 Equity Compensation Plan on a registration statement on Form S-8 filed with the Securities and Exchange Commission. Awards under the 2012 Equity Compensation Plan may be made to employees, directors and consultants of the Company. As of October 31, 2014, 5,649,812 shares of common stock had been issued and options to purchase 5,250,000 shares of common stock had been granted under the 2012 Equity Compensation Plan. Awards under the 2012 Equity Compensation Plan may be made to employees, directors and consultants of the Company. As of October 31, 2014, 5,350,000 options to purchase shares of common stock had been granted, of those options 3,216,667 were exercisable under the 2012 Equity Compensation Plan.

Effective September 10, 2013, the Board of Directors approved and adopted the Company’s 2013 Equity Incentive Plan (the “2013 Equity Compensation Plan”). The 2013 Equity Incentive Plan authorizes the issuance of various forms of stock-based awards, including incentive or non-qualified options, restricted stock awards, restricted units, stock appreciation rights, performance shares and other securities as described in greater detail in the 2013 Equity Incentive Plan, to the Company’s employees, officers, directors and consultants. A total of 12,000,000 shares are authorized for issuance under the 2013 Equity Incentive Plan. The 2013 Equity Compensation Plan provides that no more than 12 million shares of the Company’s common stock may be issued pursuant to awards under the 2013 Equity Compensation Plan. On October 17, 2013, the Company registered the shares of common stock issuable under the 2013 Equity Compensation Plan on a registration statement on Form S-8 filed with the Securities and Exchange Commission.  Awards under the 2013 Equity Compensation Plan may be made to employees, directors and consultants of the Company. As of October 31, 2014, options to purchase 8,480,000 shares of common stock had been issued under the 2013 Equity Compensation Plan. Awards under the 2013 Equity Compensation Plan may be made to employees, directors and consultants of the Company. As of October 31, 2014, 8,480,000 options to purchase shares of common stock had been granted, of those options  2,749,162 were exercisable under the 2013 Equity Compensation Plan.

During the three and nine months ended October 31, 2014 the Company recognized share-based compensation expenses totaling $368,938 and $1,459,032, respectively. The remaining amount of unamortized stock option expense at October 31, 2014 was $2,452,234.

There were also 333,333 options to purchase shares of common stock outside of the three plans mentioned above, all of which were exercisable as of October 31, 2014.

The intrinsic value of exercisable and outstanding options at October 31, 2014 and 2013 was $665,000 and $611,833, respectively.

Note 9 - Warrants

Transaction with Mother Parkers

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

			Weighted Average
	Number of	Weighted Average	Remaining Contract
	Shares	Exercise Price	Term (# years)
Warrants outstanding at February 1, 2014	-	$-
Granted	7,333,529	0.34
Warrants outstanding at October 31, 2014	7,333,529	$0.34	2.54

Note 10 – Settlement of Liabilities with Ironridge

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

For the nine months ending October 31, 2014 and 2013, the Company, in connection with the above transaction, recorded a loss on extinguishment of debt in the amount of $1,800,141 and $728,294, respectively, which equaled the difference in the fair value of the shares issued to and the obligations assumed by Ironridge.

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

The shares issued in Initial Issuance #2 were subject to adjustment as provided below:

From the date of Stipulation #2 until that number of consecutive trading days following Issuance Date #2 required for the aggregate trading volume of the Common Stock to exceed $20,000,000 (“Calculation Period #2”), Ironridge will retain that number of shares of Common Stock of the Initial Issuance #2 (“Final Amount #2”) with an aggregate value equal to (a) $1,278,058 (105% of Claim Amount #2), plus reasonable attorney’s fees and expenses, divided by (b) 80% of the following: the closing price of the Common Stock on the trading day immediately preceding the date of entry of Order #2 (which closing price was $0.32 per share), not to exceed the arithmetic average of the individual volume weighted average prices of any five trading days during Calculation Period #2, less $0.01 per share (“Share Price #2”) and (b) the positive difference, if any, between (i) $1,019,390 divided by 80% of the average of the lowest five volume weighted average prices during Calculation Period #2, and (ii) $1,019,390 divided by 80% of the average of the lowest five volume weighted average prices during the period from March 4, 2013 to May 24, 2013.

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

No loss on extinguishment was recorded by the Company, in connection with the above transaction, for the nine months ended October 31, 2014 and 2013.

Ironridge Transaction #3

On October 26, 2013, pursuant to an order setting forth a stipulated settlement (“Order #3” and “Stipulation #3”) issued by the Court, Ironridge, who had previously purchased an additional total of $2,499,372 in accounts payable and accrued expenses (“Claim #3”) owed by us to various parties, was issued 5,000,000 shares of our common stock (“Initial Issuance #3”) in satisfaction of such accounts payable and accrued expenses, which amount came off our balance sheet and was legally released. The accounts payable and accrued expenses represented amounts originally owed by us to various creditors in connection with trade payables, the purchase of property and equipment, prior credit agreements, and attorneys’ fees.

The shares issued in Initial Issuance #3 were subject to adjustment as provided below:

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

•
At the end of Calculation Period #3, if the sum of Initial Issuance #3 and any True-Up Shares does not equal Final Amount #3, adjustments shall be made to the shares of Common Stock issued pursuant to Stipulation #3 and either additional shares shall be issued to Ironridge or Ironridge shall return shares to the Company for cancellation.Stipulation #3 provides that at no time shall shares of Common Stock be issued to Ironridge and its affiliates which would result in them owning or controlling more than 9.99% of the Company’s outstanding Common Stock and with regard to at least 5% of Final Amount #3, Ironridge shall not sell any shares of Common Stock issuable in connection with such amount until at least six months after entry of Order #3.  We also agreed pursuant to Stipulation #3 that (a) until at least one half of the total trading volume for Calculation Period #3 has traded, we would not, directly or indirectly, enter into or effect any split or reverse split of our Common Stock; and (b) until at least thirty days from the date Order #3 is approved, we would not, directly or indirectly, issue any securities pursuant to a Form S-8 registration statement.  Until at least 180 days after the end of Calculation Period #3, (a) we agreed that we would not issue, sell or agree to issue or sell any securities to any person other than Ironridge or its affiliates, except for:  (A) common stock, options or warrants to employees, officers, consultants or directors pursuant to Employee Stock Ownership Plans, or (B) restricted common stock, in transactions with strategic industry, business or operating partners that provide benefits other than the investment of funds, issued at a fixed price not subject to any adjustment, reset or variable element of any kind.

Through October 31, 2014, the Company, in connection with the above transaction, recorded an estimated loss on extinguishment of debt in the amount of $3,931,134 which equaled the difference in the fair value of the shares issued and the obligations assumed by Ironridge. The Company issued 3,853,555 shares in August 2014 and 5,000,000 shares in final settlement of the transaction on September 15, 2014.  As of October 31, 2014 there was no remaining liability to Ironridge.

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

Note 11 – Commitments and Contingencies

The Company’s commitments and contingencies include the usual claims and obligations of a wholesaler and distributor of coffee products in the normal course of a business. The Company may be, from time to time, involved in legal proceedings incidental to the conduct of its business. The Company is not involved in any litigation or legal proceedings as of October 31, 2014, which would be deemed material.

On June 25, 2013, and effective August 1, 2013, the Company entered into a lease agreement for office space located at 4730 Tejon Street, Denver, Colorado 80211.  The office space encompasses approximately 4,800 square feet.  The lease has a term of 36 months expiring on July 31, 2016, provided that the Company has two additional three year options to renew the lease after the end of the initial term.  Rent during the first three year option period escalates at the rate of 4% per year (starting with the last monthly rental cost of the initial term of the agreement, described below), and rent during the second three year option period will be at a rental cost mutually agreed by the Company and the landlord.  Rent due under the initial term of the agreement is as follows:

    ·    $8,172 per month from August 1, 2014 to July 31, 2015;
    ·    $8,499 per month from August 1, 2015 to July 31, 2016; and
    ·    $8,839 per month from August 1, 2016 to July 31, 2017.

Effective August 1, 2013, in connection with the Company’s entry into the office space lease described above, the Company moved its principal place of business to Denver, Colorado.

Note 12 - Concentration of sales and segmented disclosure:

For the three months ended October 31, 2014, the majority of the Company’s revenue was generated from various customers – two customers (who are distributors of our products) consisted of 53% of our revenues with no other customer contributing more than 10% of our total revenues in the period.  The two customers with sales greater than 10% of revenues were: United Natural Foods Inc. (30%) and Kehe  (23%).

For the nine months ended October 31, 2014, the majority of the Company’s revenue was generated from various customers – three customers (who are distributors of our products) consisted of 51% of our revenues with no other customer contributing more than 10% of our total revenues in the period.  The three customers with sales greater than 10% of revenues were: United Natural Foods Inc. (27%), Mother Parker’s Tea and Coffee (12%) and Kehe (12%).

Note 13 – Subsequent Events

Management evaluated all subsequent events through the date that the financial statements were filed with the Securities and Exchange Commission, and concluded that no additional subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.

On December 4, 2014, the Company's Board of Directors awarded bonuses of $50,000 to each of Anh Tran, Brent Toevs, and Rohan Marley for services rendered during the 2015 fiscal year as officers and directors of the company. The bonuses were paid via the issuance of 263,157 shares of common stock to each of Messrs. Tran, Toevs and Marley which shares were issued pursuant to the Company's 2012 Stock Incentive Plan and as free trading pursuant to the Company’s Form S-8 Registration Statement, filed with the Securities and Exchange Commission on November 13, 2012 and amended on October 17, 2013.

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

Overview

Jammin Java, doing business as Marley Coffee, is a United States-based company that provides award winning sustainably grown, ethically-farmed and artisan roasted gourmet coffee through multiple United States and international distribution channels. We intend to develop a significant share of these markets and achieve a leadership position by capitalizing on the global recognition of the “Marley” brand name. We hope to capitalize on the guidance and leadership of our Chairman, Rohan Marley, and to increase our sales through the marketing of products using the likeness of, and reflecting the personality of, Mr. Marley.  Additionally, through a licensing agreement with the family of the late reggae performer, Robert Nesta Marley, professionally known as Bob Marley (which family members include Rohan Marley, our Chairman and the son of Bob Marley), we are provided the worldwide right to use the name “Marley Coffee” and reasonably similar variations thereof.

We believe the key to our growth is a multichannel distribution and sales strategy. Since August 2011, we have been introducing a wide variety of coffee products through multiple distribution channels using the Marley Coffee brand name. The main channels of revenue for the Company are now and are expected to continue to be domestic retail in both grocery and away from home, international distribution, and online retail.

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

In consideration for the foregoing licenses, the Company agreed to pay royalties to Fifty-Six Hope Road in an amount equal to 3% of the net sales of all Licensed Products on a quarterly basis. In addition, such royalty payments are to be deferred during the first 20 months of the term of the FSHR License Agreement, and such deferred payments shall be paid on a quarterly-basis thereafter until paid in full.  At October 31, 2014, $129,150 is accrued for such royalty fees with $65,908 having been paid during the quarter ended October 31, 2014.

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

The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended January 31, 2014. We believe that for the three and nine months ending October 31, 2014, there have been no material changes to this information.

Recent Accounting Pronouncements

For the three and nine month period ended October 31, 2014, there were no accounting standards or interpretations issued that are expected to have a material impact on our financial position, operations or cash flows.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standard which will supersede existing revenue recognition guidance under current U.S. GAAP. The new standard is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. In doing so, among other things, companies will generally need to use more judgment and make more estimates than under the current guidance. The accounting standard will be effective for the Company in the fiscal year beginning April 1, 2017. The standard may be adopted using a full retrospective or a modified retrospective (cumulative effect) method. Early adoption is not permitted. We are currently evaluating this standard and have not yet selected a transition method nor have we determined the effect of the standard on our financial statements and related disclosures.

In June 2014, the FASB issued ASU No. 2014-12, Compensation – Stock Compensation : Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period (“ASU 2014-12”). The guidance requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. The guidance will be effective for the Company in the fiscal year beginning January 1, 2016, and early adoption is permitted. The Company is currently evaluating the impact of this guidance, if any, on its financial statements.

Management is evaluating the significance of the recent accounting pronouncement ASU 2014-15, Presentation of Financial Statements – Going Concern (subtopic 205-40); disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, and has not yet concluded whether the pronouncement will have a significant effect on the Company’s future financial statements.

Products and Revenue Channels

The Company’s objective is to position Marley Coffee as the premiere brand across all of the distribution channels for which we license the use of the “Marley” name and to capitalize on the likeness, philosophies and strategies of our Chairman, Rohan Marley.

We are focused on three business verticals which all complement each other: Domestic, International, and our eBusiness subscription model.  All three of these channels distribute the Company’s wide variety of product offerings.

Domestic grocery is the core focus of the Company with the strategy of continuing to expand into key markets and gaining new accounts and building on the base of accounts we have already.  Within the U.S. grocery and specialty retail segment, the Company’s products are distributed through several distributors such as UNFI, Kehe and DPI and we also distribute directly to certain customers.  We sell to retailers such as Safeway, Krogers, HEB, Wegmans, Target, Jewel-Osco, Market Basket, Whole Foods, Winn Dixie Bi-Lo, Ahold, Hannafords, Albertsons, Shaw’s and Fairways, and Fresh and Easy. During the past year we have expanded our distributor relationships nationally in the United States. We expect our ongoing discussions with retailers will enable us to place our products in more chains throughout the year and we continue to seek to expand our product placement with grocery retailers and distributors throughout the United States and internationally.

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

During the fourth quarter of calendar 2014 we plan to launch an innovative Coffee of the Month subscription service.

Plan of Operations

In fiscal 2014, we established a national grocery distribution network, increased our brand awareness and strengthened our international presence.  Last year we focused on expansion and this upcoming year we are prepared to build on that platform with organic growth. Over the course of the last year, we gained distribution in over 7,200 stores in the United States distributing approximately 5.2 different types of products per store and have authorization in approximately 10,000 stores.  In Canada through the MP Agreement (described above), the Company is distributed in over 1,900 stores.

Through fiscal 2015, while we will still look to gain additional distribution, we are not pursuing it at the same pace we did during the past 18 months. Our objective for our existing distribution is to increase our turn rate (velocity),  and build brand awareness to drive further growth.

We will also continue to work to engage distributors of our products from around the world to bring Marley Coffee to market.  Right now, we have distributors in the United Kingdom, all across Europe, Chile, South Korea, Australia and South Africa.

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

The Company is focused on growing revenue while working to lower cost of sales and operating expenses, with the ultimate goal of generating net income instead of net loss.

RESULTS OF OPERATIONS

Comparison of the Three Months Ending October 31, 2014 and 2013

Sales Revenue. Sales revenues for the three months ending October 31, 2014 and 2013 were $2,841,504 and $2,277,290, respectively, which represents an increase of $564,214 or 25% from the previous period.  Sales revenue increased as a result of the Company's continued expansion into the retail grocery market and its continued growth of other business verticals.  We had net revenue of $2,517,204 and $2,193,118, respectively, for the three months ended October 31, 2014, after deducting discounts and allowances of $324,300 and $84,172, respectively. The significant increase in discounts and allowances for the three months ended October 31, 2014 ($324,300) compared to the three months ended October 31, 2013 ($84,172) was due to expansion and growth of these accounts and trial transactions.

Cost of Sales. Cost of sales for the three months ending October 31, 2014 and 2013 were $1,766,469 and $1,382,067, respectively, which represents an increase of $384,402 or 28% from the prior period, which was mostly attributed to increased sales, especially of items with lower profit margins.

Gross Profit.  We had a gross profit of $750,735 and $811,051 for the three months ending October 31, 2014 and 2013, respectively.  Gross profit as a percentage of net sales was 30% and 37% for the three months ending October 31, 2014 and 2013, respectively.   Gross profit as a percentage of sales decreased due to expansion into new markets with lower initial margins on sales.

Compensation and Benefit Expenses. Compensation and benefits for the three months ending October 31, 2014 and 2013 were $1,055,159 and $686,241, respectively, which represented an increase of $368,918 or 54% from the prior period. The increase was mostly the result of increased stock compensation for the three months ended October 31, 2014, compared to the prior period, due to certain shares of common stock and options granted to employees and consultants in consideration for services rendered and to be rendered.

Selling and Marketing Expenses. Selling and marketing expenses for the three months ending October 31, 2014 and 2013 were $677,122 and $15,777, respectively, which represents an increase of $661,345 or 4,192% from the prior period. The increase was principally the result of additional advertising campaigns undertaken in new markets in the current period. As the business has developed, the customer base has increased and sales have grown more organically. We anticipate, however, experiencing significant marketing expenses throughout fiscal 2015 as we will seek to expand our customer base even more and build out the Company brand.  Much of the selling and marketing that happens outside of this categorization occurred in new staffing in marketing.

General and Administrative Expenses.   General and administrative expenses for the three months ending October 31, 2014 and 2013 were $603,744 and $758,635, respectively, which represents a decrease of $154,891 or 20.4% from the prior period. The decrease was principally the result of cost-cutting and streamlining of existing operations.

Total Other Income (Expense).  We had other expense of $1,354,548 for the three months ended October 31, 2014, compared to other expense for the three months ended October 31, 2013 of $728,949, an increase of $625,599.  This increase was in connection with the Ironridge transactions in the period (described below) which caused a loss on extinguishment of debt from the issuance of shares; provided that such transactions are now final and no longer subject to true-ups (see Note 10 to the financial statements included herein).  Also included in total other expense was interest expense of $940 for the three months ended October 31, 2014, compared to interest expense of $244 for the three months ended October 31, 2013.  Interest expense increased due to the acquisition of our outstanding interest bearing liabilities by Ironridge and the settlement of such debt through the issuance of common stock.  The significant total other income expense is related to the Ironridge true-ups, which will not  continue in future quarters.

Net Loss. We incurred a net loss of $2,939,838 and $1,378,551 for the three months ended October 31, 2014 and 2013, respectively, an increase in net loss of $1,561,287 or 113% from the prior period. The principal reasons for the increase in net loss were the $1.3 million in other expenses related to Ironridge, which expenses will not be re-occurring in future periods which resulted in a $625,599 increase in total other expense, the $368,918 increase in compensation and benefits and the $661,345 increase in selling and marketing expenses.

Comparison of the Nine Months Ending October 31, 2014 and 2013

Sales Revenue. Sales revenues for the nine months ending October 31, 2014 and 2013 were $7,061,287 and $4,873,220, respectively, which represents an increase of $2,188,067 or 45% from the previous period.  Sales revenue increased as a result of the Company's continued expansion into the retail grocery market and its continued growth of other business verticals.   We had net revenue of $6,716,727 and $4,615,605, respectively, for the nine months ended October 31, 2014 and 2013, respectively, after deducting discounts and allowances of $344,560 and $257,615, respectively.

Cost of Sales. Cost of sales for the nine months ending October 31, 2014 and 2013 were $5,018,088 and $2,833,587, respectively, which represents an increase of $2,184,501 or 77%, which was mostly attributed to increased sales, especially of items with lower profit margins.

Gross Profit.  We had a gross profit of $1,698,639 and $1,782,018 for the nine months ending October 31, 2014 and 2013, respectively.  Gross profit as a percentage of net sales was 25% and 37% for the nine months ending October 31, 2014 and 2013, respectively.   Gross profit as a percentage of sales decreased due to an increase in cost to achieve market share sales.

Compensation and Benefit Expenses. Compensation and benefits for the nine months ending October 31, 2014 and 2013 were $3,234,393 and $1,373,394, respectively which represented an increase of $1,860,999 or 136% from the prior period. The increase was mostly the result of more employees and contractors engaged to help manage the growth of the Company.

Selling and Marketing Expenses. Selling and marketing expenses for the nine months ending October 31, 2014 and 2013 were $2,387,360 and $139,709, respectively, which represents an increase of $2,247,651 or 1,609% from the prior period. The increase was principally the result of additional advertising campaigns undertaken in the new markets in the current period. As the business has developed, the customer base has increased and sales have grown more organically. We anticipate, however, experiencing significant marketing expenses throughout 2015 as we will seek to expand our customer base even more and build out the Company brand.  Much of the selling and marketing that happens outside of this categorization occurred in new staffing in marketing.

General and Administrative Expenses.   General and administrative expenses for the nine months ending October 31, 2014 and 2013 were $2,144,390 and $1,627,383 respectively, which represents an increase of $517,007 or 32% from the prior period. The increase was principally the result of overall increased expansion of the business and the need to support that expansion mostly through professional fees and payroll. General and administrative expense also increased due to increased corporate reporting expenses and increased insurance expenses.

Total Other Income (Expense).  We had other expense of $1,800,609 for the nine months ended October 31, 2014, compared to other expense for the nine months ended October 31, 2013 of $1,153,809, an increase of $646,800.  This increase was in connection with the Ironridge transactions in the period (described below) which caused a loss on extinguishment of debt from the issuance of shares; provided that such transactions are now final and no longer subject to true-ups (see Note 10 to the financial statements included herein).  Also included in total other expense was interest expense of $1,062 for the nine months ended October 31, 2014, compared to interest expense of $108,918 for the nine months ended October 31, 2013.  Interest expense decreased due to the settlement of  debt through the issuance of common stock in prior year.

Net Loss. We incurred a net loss of $7,868,113 and $2,512,277 for the nine months ended October 31, 2014 and 2013, respectively, an increase in net loss of $5,355,836 or 213% from the prior period. The principal reasons for the increase in net loss were the $1,799,547 in other expense associated with Ironridge, which expenses will not be re-occurring in future periods which resulted in a $646,800 increase in total other expense, the $1,860,999 increase in compensation and benefits, and the $2,247,651 increase in selling and marketing expenses.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations primarily through the issuance of our common stock.

The following table presents details of our working capital and cash and cash equivalents:

	October 31, 2014	January 31, 2014	Decrease
Working Capital	$624,860	$1,606,350	$(981,490)
Cash	$516,873	$857,122	$(340,249)

At October 31, 2014, we had total assets of $3,822,343 and total liabilities of $2,000,576. Our current sources of liquidity include our existing cash and cash equivalents and cash from operations and funds raised through the sale of common stock and warrants in private placements (as described in greater detail below). For the three months ended October 31, 2014, we generated gross sales of $2,851,504 and we had a net loss of $2,939,838.

Total current assets of $2,625,436 as of October 31, 2014 included cash of $516,873, accounts receivable of $1,971,165, inventory of $64,556 and other current assets of $72,842.

We had total assets as of October 31, 2014 of $3,822,243 which included the total current assets of $2,625,436, $422,263 of property and equipment, net, $620,501 of license agreement, representing the value of the FSHR License Agreement, $42,415 of intangible assets, $88,162 of goodwill and $23,566 of other assets.

We had total liabilities of $2,000,576 as of October 31, 2014, which were solely current liabilities and included $1,489,614 of accounts payable, $129,150 of accrued royalty – related party (relating to amounts accrued in connection with the FSHR License Agreement), and $381,812 of accrued expenses.

As of the filing of this report, we believe that our cash position, funds we may raise through future offerings, and the revenues we generate will be sufficient to meet our working capital needs for approximately the next twenty-four months based on the pace of our planned activities.

In the fourth fiscal quarter of 2014 and first three fiscal quarters of 2015, we established an annual promotional calendar for our retailers and distributors.  Promotions range from discounts at store level to in-store tastings.  To date, promotions and trial programs, especially at some of our larger accounts such as Kroger, Safeway and HEB, are increasing product velocity.  Additionally we are constantly evaluating cost effective tools to generate brand awareness and trials outside of the retail environment.  We plan to continue driving these efforts with the goal of seeing revenues from organic growth increase quarter-to-quarter through fiscal 2015.

We are excited about our other business lines as well. Our away from home business has been growing, especially in the Denver, Colorado area.  Its growth helps feed our grocery retail business at a minor cost.  Our international growth is picking up pace as well.  Europe is growing, as has our commitment to foster the region.  Both Chile and South Korea still remain some of the most exciting markets for us as our distributors and partners in that region have done a phenomenal job marketing and growing the brand.  Additionally, in this fiscal quarter we started shipping to new distributors in Australia and Mexico.

Gross margins were very tight in fiscal 2014 as significant discounts and deductions were given to gain distribution and market penetration.  As these accounts mature, we expect our gross margins to increase in the upcoming year.

The overwhelming majority of our sales are outside of the distribution of Jamaican Blue Mountain (JBM) beans and products.  Nonetheless, one of our main concerns for fiscal 2015 is a shortage in JBM.  Hurricane Sandy and coffee leaf rust has impacted the production output of JBM by about 40 percent for 2014.  Jamaica and the industry expect a slow recovery in 2015. This tightening of supplies has caused JBM prices to increase by about 40%.  We are committed to ensuring our supply chain and providing our customers JBM. We are diligently working to secure more JBM as the market we created for it continues to expand.  There still is a high demand for JBM in North America, but limited supply and rising costs may hurt sales.  We are currently working to address the supply issues and while we believe we will be in a far better position in Fiscal 2015 with respect to JBM availability, if we are unable to purchase a sufficient quantity of high-quality coffee beans, we may not be able to fulfill demand for our coffee, our revenue may decrease and our ability to expand our business may be negatively impacted.

The goal for the end of 2015 is to reduce net loss while increasing revenues, however, we have not yet generated net income through the sale of our products and make no assurances that net income will be generated in the future.  We will remain flexible in the implementation of our business strategy and will revise downward our funding requirements and further reduce our selling and marketing and our general and administrative expenses to a level that is in line with our financial means but consistent with our vision.

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

Our ability to meet our obligations in the ordinary course of business is dependent upon our ability to sell our products directly to end users and through distributors, establish profitable operations through increased sales and decreased expenses and obtain additional funds when needed.

Cash Flows

	Nine months ended
	October 31, 2014	October 31, 2013
Net cash provided by (used in) operating activities	$(2,778,170)		$989,562
Net cash provided by (used in) investing activities	$(57,114)		$(104,584)
Net cash provided by (used in) financing activities	$2,495,035	$	(78,564)

Operating Activities

Compared to the corresponding period in 2013, net cash used in operating activities decreased by $3,767,732 for the nine months ended October 31, 2014. The decrease was primarily due to $7,868,113 of net loss and $885,218 of increase in accounts receivable, offset by $1,132,502 of decrease in prepaid expenses and other current assets, $1,459,032 of share based employee compensation, and $2,170,164 of common stock issued to settle amounts owed in the Ironridge transactions.

Investing Activities

Compared to the corresponding period in fiscal 2013, net cash used in investing activities decreased by approximately $47,470 due primarily to restricted cash received in connection with the termination of a sweep fund account we previously maintained with one of our lenders, which transaction was subsequently cancelled and decreases in purchases of property and equipment.

Financing Activities

Compared to the corresponding period in fiscal 2013, net cash provided by financing activities increased by approximately $2,573,599 for the nine months ended October 31, 2014 primarily from the $2,500,000 of common shares sold to Mother Parkers for cash in the current period (as described below).

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

Funding and Financing Agreements

Ironridge Transactions

On March 6, 2013, May 24, 2013 and July 26, 2013, pursuant to three separate orders setting forth stipulated settlements (the “Orders” and the “Stipulations”) issued by the Superior Court of the State of California for the County of Los Angeles – Central District (the “Court”), Ironridge Global IV, Ltd. (“Ironridge”), who had previously purchased a total of $1,017,744, $1,278,058 and $2,499,372, respectively, in accounts payable and accrued expenses (each, the “Claim”) owed by us to various parties, was issued shares of our common stock (each the “Initial Issuance”) in satisfaction of such accounts payable and accrued expenses, which amounts came off our balance sheet and significantly improved our liquidity. The accounts payable and accrued expenses represented amounts originally owed by us to various creditors in connection with trade payables, the purchase of property and equipment, prior credit agreements, and attorneys’ fees.  The shares issued in the Initial Issuances, totaling 7,000,000, 5,000,000 and 5,000,000 shares, respectively, were subject to adjustment based on the closing prices of our common stock during certain calculation periods (as described in greater detail in the Current Reports on Form 8-K filed with the Securities and Exchange Commission on March 8, 2013, May 15, 2013 and July 30, 2013, respectively).  In July 2013, in connection with the true up associated with the March 2013 Ironridge transaction and pursuant to the terms of the March 2013 Stipulation, Ironridge returned 1,646,488 shares of the Company’s common stock to the Company for cancellation, which shares were cancelled in July 2013. In November 2013 we issued Ironridge an additional 4,524,079 shares of common stock, representing 671,841 additional shares pursuant to a true up in connection with the May 2013 Order and Stipulation and 3,852,238 additional shares pursuant to the July 2013 Order and Stipulation. In February 2014, we issued Ironridge an additional 3,366,316 shares of common stock pursuant to the July 2013 Order and Stipulation. In August 2014, we issued Ironridge an additional 3,853,555 shares of common stock pursuant to the July 2013 Order and Stipulation. The settlement of payables for common shares has been recorded as extinguishments.  At July 31, 2014 this liability was $820,164.

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

The result of the Orders and Stipulations was that a total of $4,795,802 in accounts payable and accrued expenses owed by us to various parties, which was purchased by Ironridge was satisfied by the issuance of shares of our common stock as provided above, came off our balance sheet and significantly improved our liquidity.

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

Off-Balance Sheet Arrangements

As part of our on-going business, we have not participated in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangement or other contractually narrow or limited purposes. As of October 31, 2014, we are not involved in any material unconsolidated SPEs.

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

A material weakness is a deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at October 31, 2014:

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

(4)	ineffective controls over period end financial disclosure and reporting processes; and

Management believes that the material weaknesses set forth in items (1) through (4) above did not have an effect on the Company's financial reporting during the nine months ended October 31, 2014.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended October 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business.

On July 28, 2014, Shane Whittle, individually, a former significant shareholder and officer and director of the Company (“Whittle”) filed a complaint against the Company in the District Court, City and County of Denver, State of Colorado (Case No. 2014-CV-032991 Division: 209).

The complaint alleges that Whittle entered into a consulting agreement with the Company for which the Company has failed to make payments and that Rohan Marley, as both a director of the Company and of Marley Coffee Canada, Inc., additionally agreed that, as part of Whittle’s consulting compensation, the Company would assume a debt owed by Marley Coffee Canada to Whittle.  The cause of action set forth in the complaint includes breach of contract.

Damages claimed by Whittle include $60,000 under the consulting agreement and $19,715 related to payments assumed by the Company.

The Company has engaged legal counsel in the matter.  The outcome of this lawsuit cannot be predicted with any degree of reasonable certainty.  In the event the matter is not settled, the Company intends to continue to vigorously defend itself against Whittle’s claims.

On September 30, 2014, Whittle individually, and derivatively on behalf of Marley Coffee LLC (“MC LLC”) filed a complaint against Rohan Marley, Cedella Marley, the Company, Hope Road Merchandising, LLC, Fifty-Six Hope Road Music Limited, and Marley Coffee Estate Limited in the United States District Court for the District of Colorado (Civil Action No. 2014-CV-2680).

The complaint alleges that Whittle entered into a partnership with Rohan Marley, the son of the late reggae music legend Robert Nesta Marley p/k/a Bob Marley, to sell premium coffee products branded after the name and likeness of Rohan Marley.  The causes of action set forth in the complaint include, among others, racketeering activity, trademark infringement, breach of fiduciary duty, civil theft, and civil conspiracy (some of which causes of action are not directly alleged against the Company), which are alleged to have directly caused Whittle and Marley Coffee LLC substantial financial harm.

Damages claimed by Whittle and MC LLC include economic damages to be proven at trial, profits made by defendants, treble damages, punitive damages, attorneys’ fees and pre and post judgment interest.

The Company has engaged legal counsel in the matter.  The outcome of this lawsuit cannot be predicted with any degree of reasonable certainty.  In the event the matter is not settled, the Company intends to continue to vigorously defend itself against Whittle’s and MC LLC’s claims.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As described in greater detail above under “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” – “Liquidity and Capital Resources” – “Funding and Financing Agreements” – “Ironridge Transactions”, in March 2013, May 2013 and July 2013, we issued 7,000,000, 5,000,000 and 5,000,000 shares of common stock, respectively, to Ironridge in connection with certain transactions, which were subject to adjustment as discussed above.  In July 2013, in connection with the true up associated with the March 2013 Ironridge transaction and pursuant to the terms of the March 2013 Stipulation, Ironridge returned 1,646,488 shares of the Company’s common stock to the Company for cancellation, which shares were cancelled by the Company in July 2013.  In November 2013 we issued Ironridge an additional 4,524,079 shares of common stock, representing 671,841 additional shares pursuant to the May 2013 Order and Stipulation and 3,852,238 additional shares pursuant to the July 2013 Order and Stipulation. In February 2014, we issued Ironridge an additional 3,366,316 shares of common stock pursuant to the July 2013 Order and Stipulation. In August 2014, we issued Ironridge an additional 3,853,555 shares of common stock pursuant to the July 2013 Order and Stipulation.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On December 4, 2014, the Company's Board of Directors awarded bonuses of $50,000 to each of Brent Toevs (the Company’s Chief Executive Officer and director), Anh Tran (the Company’s President and director) and Rohan Marley (the Company’s Chairman) for services rendered during the 2015 fiscal year as officers and directors of the Company. The bonuses were paid via the issuance of 263,157 shares of common stock to each of Messrs. Toevs, Tran and Marley which shares were issued pursuant to the Company's 2012 Stock Incentive Plan and registered with the Commission pursuant to the Company’s Form S-8 Registration Statement, filed with the Securities and Exchange Commission on November 13, 2012 and amended on October 17, 2013.  The 263,157 shares were each, in aggregate valued at $50,000, based on the $0.19 per share closing price of the Company’s common stock on the date of grant.

On December 15, 2014, the Company issued a letter to shareholders discussing the Company's results of operations for its third fiscal and forecasts for its fourth fiscal quarter. A copy of the letter is furnished as Exhibit 99.1 to this Form 10-Q.

The letter furnished herewith as Exhibit 99.1 shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such a filing.

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

JAMMIN JAVA CORP.

Dated: December 15, 2014	By: /s/ Brent Toevs
Brent Toevs
Chief Executive Officer
(Principal Executive Officer)

JAMMIN JAVA CORP.

Dated: December 15, 2014	By: /s/ Anh Tran
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

10.28	Form of Subscription Agreement July/August 2013 Offering (incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K filed May 16, 2014)

10.29	Form of Common Stock Purchase Warrant Agreement July/August 2013 Offering (incorporated by reference to Exhibit 10.29 of the Company’s Annual Report on Form 10-K filed May 16, 2014)

10.30	Amended and Restated License Agreement with Mother Parkers Tea & Coffee Inc. (May 20, 2014) (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 30, 2014)

10.31	Form of 2013 Equity Incentive Plan Stock Option Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on August 29, 2014)

10.32	Form of Amended and Restated 2012 Equity Incentive Plan Stock Option Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on August 29, 2014)

10.33	Form of Restricted Stock Grant Agreement to Advisory Board Members (June 2014) (incorporated by reference to Exhibit 10.33 of the Company’s Quarterly Report on Form 10-Q filed on September 15, 2014)

14.1	Code of Ethical Business Conduct, adopted March 31, 2014 (incorporated by reference to Exhibit 14.1 of the Company’s Current Report on Form 8-K filed April 1, 2014)

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K filed May 16, 2014)

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Accounting and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1****	Certifications of the Principal Executive Officer and the Principal Accounting and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1****	Press Release Dated December 15, 2014

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

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