Form 10-K
period 2015-01-31
JAMMIN JAVA CORP.
filed 2015-05-01
CIK 1334586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the closing price of such common equity on the OTCQB market as of July 31, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $24,106,115.

At May 1, 2015, there were 125,545,910 shares of the issuer’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

The information contained in this Form 10-K is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Annual Report and in our other reports filed with the Securities and Exchange Commission.

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

In addition, unless the context otherwise requires and for the purposes of this report only:

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
●	“SEC” or the “Commission” refers to the United States Securities and Exchange Commission; and
●	“Securities Act” refers to the Securities Act of 1933, as amended.

You should carefully consider the risk factors described below, as well as the other information included in this Annual Report on Form 10-K prior to making a decision to invest in our securities.

ITEM 1. BUSINESS.

HISTORY

The Company was incorporated in Nevada in September 2004 under the name “Global Electronic Recovery Corp.” In February 2008, we changed our name to “Marley Coffee Inc.” when we merged our then newly-formed subsidiary, “Marley Coffee Inc.” into the Company. In July 2009, we changed our name to “Jammin Java Corp.” when we merged our newly-formed subsidiary, Jammin Java Corp., into our Company. Our common stock is quoted on the OTCQB maintained by the OTC Market (“OTCQB”), under the symbol “JAMN.”

CURRENT BUSINESS OPERATIONS

In July 2009, we decided to pursue the business of providing premium roasted coffee on a wholesale level to the service, hospitality, office coffee service and big box store market. Since then, the Company has expanded and developed into a provider of specialty coffee for a variety of business channels. Specifically, we currently provide award winning sustainably grown, ethically-farmed and artisan roasted gourmet coffee through multiple United States and international distribution channels. We intend to develop a significant share of these markets and achieve a leadership position by capitalizing on the global recognition of the “Marley” brand name. We hope to capitalize on the guidance and leadership of our Chairman, Rohan Marley, and to increase our sales through the marketing of products using the likeness of, and reflecting the personality of, Mr. Marley. Additionally, through a licensing agreement with the family of the late reggae performer, Robert Nesta Marley, professionally known as Bob Marley (which family members include Rohan Marley, our Chairman and the son of Bob Marley)(as described below), we are provided the worldwide right to use the name “Marley Coffee” and reasonably similar variations thereof.

We believe the key to our growth is a multichannel distribution and sales strategy. Since August 2011, we have been introducing a wide variety of coffee products through multiple distribution channels using the Marley Coffee brand name. The main channels of revenue for the Company are now and are expected to continue to be domestic retail in both grocery and away from home (for example, consumption at the office and on the go), international distribution, and online retail.

In order to market our products in these channels, we have developed a variety of coffee products in varying formats. The Company offers an entire line of coffee in whole bean and ground form with varying sizes including 2.5 ounce (oz), 8oz, 12oz and 2 pound (lbs) sizes. The Company also offers a “single serve” solution with its compostable Single-Serve Pods for Bunn® and other pod-based home and office brewers. The Company recently launched its Marley Coffee RealCup; compatible cartridges, for use in most models of Keurig®’s K-Cup brewing system.

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

In consideration for the foregoing licenses, the Company agreed to pay royalties to Fifty-Six Hope Road in an amount equal to 3% of the net sales of all Licensed Products on a quarterly basis. In addition, such royalty payments are to be deferred during the first 20 months of the term of the FSHR License Agreement, and such deferred payments shall be paid on a quarterly-basis thereafter until paid in full. At January 31, 2015, $60,090 is accrued for such royalty fees with $205,860 having been paid during the year ended January 31, 2015.

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

Grocery Sales Process Agreements

On November 1, 2013, the Company hired Red Button Consulting, LLC to assist it with category management and marketing. The group is responsible for assisting the Company with developing a go-to-market retail plan and a promotional calendar for both distributor and retailer development. They are also responsible for helping execute the brand’s consumer value proposition to cultivate brand loyalty across a variety of retail channels and speciﬁed retail partners. The long-term objective is to help the Company establish its brand in the grocery retail sector while ensuring that its gross margins fall in line with its promotional activities. The contract is month to month unless terminated by either party at least 30 days prior to the end of such applicable renewal term.  All payments are made in cash.

In February 2014, the Company hired 2 national food brokerage companies to help it represent, market and merchandise its products at grocery retail on a store level. The Company engaged Alliance Sales & Marketing, a private food broker based in Charlotte, North Carolina, to help increase its new market penetration in the Eastern region in the grocery and natural foods retail sector. It also hired National Sales Associates, based in Stroudsburg, Pennsylvania, to act as its broker in the natural sector for the Western United States. The National Sales Associates contract was terminated in December 2014. The Alliance Sales & Marketing contract is month to month unless terminated by either party at least 30 days prior to the end of such applicable renewal term. The Company pays a total of 4% of revenues on accounts the broker represents, along with a 1% bonus if they meet certain pre-established goals (a total of $44,098 had been accrued for amounts payable under this agreement as of January 31, 2015).

Mother Parkers License Agreement

On May 20, 2014, we entered into an Amended and Restated License Agreement with Mother Parkers Tea & Coffee Inc. (“Mother Parkers” and the “MP Agreement”), which amended and restated a prior license agreement entered into between the parties in October 2011. A significant portion of the Company’s revenue comes from sales to and through Mother Parkers. As described in greater detail in the Current Report on Form 8-K filed with the Commission on April 30, 2014, the Company also entered into a Subscription Agreement with Mother Parkers in April 2014, pursuant to which Mother Parkers purchased 7,333,529 units from the Company for $2.5 million, each unit consisting of one share of the Company’s common stock; and one warrant to purchase one share of common stock at $0.51135 per share for a term of three years.

Pursuant to our relationship with Mother Parkers, Mother Parkers produces Marley Coffee RealCups for us. For direct sales of RealCups (e.g., in jurisdictions in which Mother Parkers does not have exclusive rights as described below) we purchase the RealCups from Mother Parkers and handle all aspects of selling, merchandising and marketing products to retailers. Pursuant to the MP Agreement, the Company granted Mother Parkers the exclusive right to manufacture, process, package, label, distribute and sell single serve hard capsules (which excludes single serve soft pods) (the “Product”) on behalf of the Company in Canada, the United States of America and Mexico. The rights granted under the MP Agreement are subject to certain terms and conditions of our license agreement with Fifty-Six Hope Road. Pursuant to the MP Agreement, Mother Parkers is required to, among other things, supply all ingredients and materials, labor, manufacturing equipment and other resources necessary to manufacture and package the Product, develop coffee blends set forth in specifications provided by the Company from time to time, procure coffee beans in the open market (or from the Company’s designee) at favorable prices, set prices for the Product in a manner that is competitive in the market place and deliver Product logo/brand designs to the Company for approval prior to manufacturing any such Product. We are required to, among other things, cross-promote the Product, use Product images and marketing materials provided by Mother Parkers to promote the Product, and provide the services of Rohan Marley (our Chairman) at a minimum of five locations per year at the Company’s sole cost and expense. There are no minimum volume or delivery requirements under the MP Agreement. Pursuant to the MP Agreement, Mother Parkers agreed to pay us a fee of $0.06 per capsule for Talkin’ Blues products and $0.04 per capsule for all other Product sold by Mother Parkers under the terms of the agreement, which payments are due in monthly installments. The MP Agreement has a term of five years, provided that it automatically renews thereafter for additional one year periods if not terminated by the parties, provided further that we are not able to terminate the agreement within the first 12 months of the term of the agreement and if we terminate the agreement or take any action that lessens or diminishes Mother Parkers’ exclusive rights under the agreement during months 12 through 36 of the agreement, we are required to pay Mother Parkers a fee of $600,000 and reimburse Mother Parkers for any out of pocket costs incurred by Mother Parkers for inventory and other materials that are unsalable or unusable after such termination.  We also receive revenues through the sale by Mother Parkers of our roast coffee in Canada, whereby we receive a portion of the gross revenues of such sales.

Roasting Agreements

The Company primarily receives its coffee from two main suppliers; Mother Parkers and European Roasterie, Inc. The Company generally provides these suppliers with desired taste profiles for various Company products, as well as related packaging and marketing materials, and the suppliers are generally responsible for sourcing and supplying the roasted beans for those products in quantities the Company orders from time to time. We are responsible for carrying out sales and marketing for our products. Our suppliers handle shipping to our distributors and customers. We receive the gross proceeds from the sale of our products and then pay our suppliers for the cost of goods sold. Pricing is subject to change based on prevailing market prices, with 30 days’ written notice. We bear all of the cost of bad debts or uncollectable accounts.

Products and Revenue Channels

The Company’s objective is to position Marley Coffee as the premiere brand across all of the distribution channels for which we license the use of the “Marley” name and to capitalize on the likeness, philosophies and strategies of our Chairman, Rohan Marley.

We are focused on three business verticals and selling strategies which all complement each other, which are all part of our broader distribution strategy, but not treated as separate segments: Domestic, International, and our eBusiness subscription model. All three of these channels distribute the Company’s wide variety of product offerings.

Domestic grocery is the core focus of the Company with the strategy of continuing to expand into key markets and gaining new accounts and building on the base of accounts we have already. Within the U.S. grocery and specialty retail segment, the Company’s products are distributed through several distributors such as UNFI, Kehe, C&S and DPI and we also distribute directly to certain customers. We sell to retailers such as Safeway, Krogers, HEB, Wegmans, Target, Jewel-Osco, Market Basket, Whole Foods, Winn Dixie Bi-Lo, Ahold, Hannafords, Albertsons, Shaw’s and Fairways, and Fresh and Easy. During the past year we have expanded our distributor relationships nationally in the United States. We expect our ongoing discussions with retailers will enable us to place our products in more chains throughout the year and we continue to seek to expand our product placement with grocery retailers and distributors throughout the United States and internationally.

We create and sell a variety of coffee products for almost every coffee distribution channel. We sell 8 ounce (oz) and 12oz ground and whole bean bagged coffee primarily to the retail grocery channel. We sell 2lb whole bean and 2.5oz fractional packs primarily to the food service and Office Coffee Service or Breakroom industry.

In late November 2012, we launched our Marley Coffee RealCups; a single serve; compatible cartridge, for use in most models of Keurig®’s K-Cup brewing system. The coffee single serve segment is the fastest growing sector of the coffee industry and the fastest growing part of our business. We generate revenues in this category in two ways 1) by selling directly to retailers; and 2) through a licensing agreement with our roasters Mother Parkers (described above). For direct sales, we handle all aspects of selling, merchandising and marketing of the products to retailers. Through the licensing agreement Mother Parkers develops the relationships with retailers and handles everything from selling, merchandising, discounting, promoting and marketing and we receive a licensing fee per cup sold as described above.

During the fourth quarter of calendar 2014, we launched an innovative Coffee of the Month subscription service as well an online retail platform at https://shop.marleycoffee.com/. We anticipate this to be a key revenue driver in the upcoming year. The Company also sells to other online operators such as Amazon.com, Cooking.com, coffeeicon.com, ecscoffee.com, officedepot.com and coffeewiz.com.

In the second half of fiscal 2016, we plan to launch a new version of the Marley Coffee RealCup™ capsule that will be compatible with the Keurig®’s K-Cup brewing system (both generation 1 and K2.0). The recyclable RealCup™ will utilize a recyclable capsule that is accepted by many curbside recycling programs.

Our international business is one of the key components of our revenues. For our international accounts, we rely on first in class operators to take our brand to market and handle all of the distribution and marketing for the products. We provide brand support to our international accounts. We currently have key distribution in several countries, which include Canada, the United Kingdom, South Korea and Chile. These countries primarily sell to the food service industry, which includes hotels, restaurants and cafes. From their success in food service, they have expanded distribution into retail distribution. Mother Parkers takes our products to market in Canada through both a licensing agreement and buy-sell relationship. Our distributors in South Korea and Chile buy coffee from us here in the U.S. at wholesale prices and then resell the coffee to their customers. Our U.K. distributor roasts and packs Company approved coffee and resells it to customers throughout Europe. In the second half of fiscal 2016, we plan on launching a Nespresso© compatible capsule for markets throughout the world.

The Company also does business with coffee machine manufacturers such as Hamilton Beach and Remington Coffee by selling them various products such as 8 ounce bags of coffee, fractional packs or RealCup units as samples that come inside boxes of coffee which are sold as packages to end buyers. This provides greater exposure for the Company.

Sales and Distribution Agreements and Understandings

The Company has entered into informal sales arrangements, not documented by definitive agreements, with several coffee distributors, beverage services and retailers around the world.

In Canada, the Company has distribution channels directly to certain retailers such as London Drugs and Best Buy. Mother Parkers Tea & Coffee Inc. is the Company’s distributor for the food service segment, which sells to restaurant chains like Original Joe’s and Elephant and Castle. Mother Parkers Tea & Coffee also brings the Company’s products into retailers such as Loblaw’s, Sobey’s, ID Foods, COOP and Metro.

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

Within the U.S. grocery and specialty retail segment, the Company utilizes two national brokerage companies to represent, market and merchandise its products. The Company works with Alliance Sales & Marketing, a private food broker based in Charlotte, North Carolina, to increase its new market penetration nationally in the grocery and natural foods retail sector.

Within the U.S. grocery and specialty retail segment, the Company’s products are distributed through several distributors such as UNFI, Kehe, C&S and DPI and we also distribute directly to certain retailers.

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

The Company also maintains a website at http://www.marleycoffee.com (the rights to which domain name are owned by FSHR). The information on, or that may be accessed through, our website is not incorporated by reference into this report and should not be considered a part of this report.

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

Product Research and Development

We did not expend any significant funds on research and development activities for the fiscal years ending January 31, 2015 or January 31, 2014.

Employees

As of April 30, 2015, we had twenty-five full-time and three part-time employees. We also utilize independent contractors and consultants to assist us with key functions. Our agreements with these independent contractors and consultants are usually short-term. We believe that our relations with our employees, independent contractors and consultants are good. None of our employees are represented by a union or covered by a collective bargaining agreement.

AVAILABLE INFORMATION

We are subject to the information and reporting requirements of the Exchange Act, under which we file periodic reports, proxy and information statements and other information with the United States Commission. Copies of the reports, proxy statements and other information may be examined without charge at the Public Reference Room of the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549, or on the Internet at http://www.sec.gov. Copies of all or a portion of such materials can be obtained from the Public Reference Room of the SEC upon payment of prescribed fees. Please call the SEC at 1-800-SEC-0330 for further information about the Public Reference Room.

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

Although our sales and revenues have increased significantly on an annual basis, the Company has incurred a net loss of $10,280,985 and $6,704,030 for the years ended January 31, 2015 and 2014, respectively and had an accumulated deficit of $24,043,833 at January 31, 2015. In addition, the Company has a history of losses and has not generated net income from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The operations of the Company have primarily been funded by the issuance of its common stock. The Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to sell its products directly to end-users and through distributors, establish profitable operations through increased sales and decreased expenses, and obtain additional funds when needed. We may not be able to increase sales or reduce expenses to a level necessary to meet our current obligations or continue as a going concern. As a result, the opinion the Company received from its independent registered public accounting firm on its January 31, 2015 financial statements contains an explanatory paragraph stating that there is substantial doubt regarding the Company’s ability to continue as a going concern. If we become unable to continue as a going concern, we may have to liquidate our assets, and may realize significantly less than the values at which they are carried on our financial statements, and stockholders may lose all or part of their investment in our common stock. The accompanying financial statements do not contain any adjustments for this uncertainty.

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

Actual or perceived conflicts of interest may exist between us and our Chairman and another related party and supplier.

Rohan Marley, our Chairman, owns an interest in and serves as a director of Fifty-Six Hope Road with whom we are party to the FSHR License Agreement on which we are substantially dependent.  Additionally, during the years ended January 31, 2015 and 2014, the Company made purchases of $764,598 and $659,132, respectively, from Marley Coffee Ltd. (“MC”) a producer of Jamaican Blue Mountain coffee that the Company purchases in the normal course of its business. The Company directs these purchases to third-party roasters for fulfillment of sales orders. The Company’s Chairman, Rohan Marley, is an owner of approximately 25% of the equity of MC.

On April 24, 2014, we sold Mother Parkers 7,333,529 units consisting of (a) one share of the Company’s common stock, $0.001 par value per share (the “Shares”); and (b) one (1) warrant to purchase one share of the Company’s common stock (the “Warrants” and collectively with the Shares, the “Units”) for an aggregate of $2,500,000. As a result of the Subscription, Mother Parkers became a greater than 5% stockholder of the Company. Pursuant to the Subscription, we provided Mother Parkers a right of first refusal for a period of two (2) years following the Subscription, to purchase up to 10% of any securities (common stock, options or warrants exercisable for common stock) we propose to offer and sell in a public or private equity offering, subject to certain exceptions (the “ROFO Securities”), exercisable for 48 hours from the time we provide Mother Parkers notice of such proposed sale of ROFO Securities (subject where applicable to Mother Parkers meeting any prerequisites to participation in the offering). The right of first refusal is not assignable and expires upon the first to occur of two (2) years following the date of the Subscription and the date Mother Parkers enters into or takes certain bankruptcy related actions.  We are also subject to the MP Agreement which we rely on for our operations. Purchases from Mother Parkers accounted for approximately 60% of total coffee vendor purchases of the Company for the fiscal year ended January 31, 2015 and approximately 41% of total purchases for the fiscal year ended January 31, 2014. Additionally, during the fiscal years ended January 31, 2015 and 2014, Mother Parkers accounted for approximately 17% and 19% of our revenues, respectively.

Actual or perceived conflicts of interest between the Company, Mr. Marley, Fifty-Six Hope Road, MC and Mothers Parkers could have an adverse effect on our results of operations, our ability to maintain our relationships with Fifty-Six Hope Road, MC and Mother Parkers, and may adversely affect the value of our common stock.

We rely on our License Agreement with Fifty-Six Hope Road Music Limited, our Roasting Agreement with Mother Parkers Tea & Coffee Inc., and various other agreements and understandings for our operations and revenues.

As described above under “Item 1. Business” – “Current Business Operations”, (a) on September 13, 2012, the Company entered into a license agreement with an effective date of August 7, 2012 with Fifty-Six Hope Road Music Limited, pursuant to which Fifty-Six Hope Road granted the Company a worldwide, exclusive, non-transferable license to utilize the “Marley Coffee” Trademarks in connection with Licensed Products; and (b) we also have an agreement in place with Mother Parkers Tea & Coffee Inc., pursuant to which we provide that entity the exclusive right to market and sell our Marley Coffee RealCups (the MP Agreement). We also have numerous informal sale arrangements and distribution understandings, not documented by definitive agreements, in place with several coffee distributors, beverage services and retailers.

We anticipate generating revenue moving forward solely as a result of the sale of coffee bearing the Trademarks, which we source primarily under the MP Agreement and our agreement with European Roasterie, Inc. and which we distribute primarily through the MP Agreement and through other various distribution understandings. As a result, if the FSHR License Agreement was to be terminated, the Roasting Agreement, or the MP Agreement were to be terminated or not renewed, or to a lesser extent, if our various informal sale arrangements were to be terminated, our operations could be adversely effected, our revenues (if any), could be adversely affected and we could be forced to curtail or abandon our operations, causing any investment in the Company to decline in value or become worthless.

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

The British Columbia Securities Commission has issued a cease trade order affecting the Company’s common stock.

Because the Company did not comply with certain Canadian securities filings requirements, the Company’s common stock is not eligible to be traded in British Columbia and is subject to a Cease Trade Order. At this stage in the Company’s development, the Company has determined to invest its resources in other aspects of its business rather than incurring the significant expense to regain compliance with the British Columbia Securities Commission requirements. The cease trade order or the fact that British Columbia has issued the cease trade order may have a negative effect on our securities which may cause them to decline in value or be worth less than a similar company which is not subject to the cease trade order.

A significant portion of our revenues are generated through a small number of vendors and distributors and if we lose those distributors our revenues will be adversely affected.

A significant portion of our revenue is derived from our relationships with a limited number of vendors and distributors. The loss of one or more of our significant vendors or distributors would have a material impact on our revenues and results of operations.

During the year ended January 31, 2015, of the vendors and distributors that provided more than 10% of our revenue, two provided 52% of total revenue and for the year ended January 31, 2014 they provided 57% of total revenue.  During the year ended January 31, 2015, two distributors/vendors accounted for 61% of all purchases and three distributors/vendors accounted for 93% of purchases during the year ended January 31, 2014. As such, if we were to lose any of our significant distributors or vendors and were unable to replace such distributors and vendors with an equally sized replacement, our revenues and results of operations would be materially adversely affected.

Competition for coffee products and coffee brands is intense and could affect our future sales and profitability.

The coffee industry is highly fragmented. Competition in coffee products and brands are increasingly intense as relatively low barriers to entry encourage new competitors to enter the marketplace. In addition, we believe that maintaining and developing our brands is important to our success and the importance of brand recognition may increase to the extent that competitors offer products similar to ours. Many of our current and potential competitors have substantially greater financial, marketing and operating resources and access to capital than we do. Our primary competitors include Starbucks, Seattle’s Best, Caribou Coffee, Peet’s Coffee, Keurig Green Mountain (formerly Green Mountain Coffee Roasters), Farmer’s Brothers and other companies in the office coffee service and hospitality industry market. If we do not succeed in effectively differentiating ourselves from our competitors in the coffee industry, including by developing and maintaining our brands, or our competitors adopt our strategies, then our competitive position may be weakened and our sales of coffee, and accordingly our future revenues (if any), may be materially adversely affected.

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

If we are unable to geographically expand our brand and products, our growth will be impeded which could result in reduced sales.

Our business strategy emphasizes, among other things, geographic expansion of our brand and products. Implementation of our expansion strategy is dependent on our ability to: (a) market our products on a national and economic scale; (b) increase our brand recognition on a national and international scale;
(c) enter into distribution and other strategic arrangements with third party retailers; and (d) manage growth in administrative overhead and distribution costs likely to result from the planned expansion of our distribution channels. Our sales and profitability may be adversely affected if we fail to successfully expand our brand and the geographic distribution of our branded products. In addition, our expenses could increase and our profits could decrease as we implement our growth strategy.

Since we rely heavily on common carriers to ship our coffee on a daily basis, any disruption in their services or increase in shipping costs could adversely affect our relationship with our customers, which could result in reduced revenues, increased operating expenses, a loss of customers or reduced profitability.

We rely on a number of common carriers to deliver coffee to our customers. We have no control over these common carriers and the services provided by them may be interrupted as a result of labor shortages, contract disputes and other factors. If we experience an interruption in these services, we may be unable to ship our coffee in a timely manner, which could reduce our revenues and adversely affect our relationship with our customers. In addition, a delay in shipping could require us to contract with alternative, and possibly more expensive, common carriers and could cause orders to be cancelled or receipt of goods to be refused. Any significant increase in shipping costs could lower our profit margins or force us to raise prices, which could cause our revenue and profits to suffer.

Damage to our reputation or brand name, loss of brand relevance, product recalls, product liability, sales returns and warranty expense could negatively impact us.

We believe our success depends on our ability to maintain consumer confidence in the safety and quality of our products, build our brand image and brand recognition, and maintain our corporate reputation. Our product safety and quality protocols and those of our suppliers may not be adequate to avoid product recalls, sales returns or other product liability. Product safety or quality issues, actual or perceived, or allegations of product contamination or safety issues, even when false or unfounded, could subject us to product liability and consumer claims, tarnish the image of our brand and may cause consumers to choose other products. Product safety or quality issues or contamination, actual or perceived, may require us from time to time to recall a product, which could be costly and resource intensive. Our brand name and image could also be negatively affected by claims made against us by third parties alleging violations of law, including antitrust or competition laws. If we are unable to meet our sustainability targets (if any) or the claims made by us in connection with our products (including our EcoCup™), consumers may lose trust and confidence in our brand and our Company’s commitment to sustainability, and our brand could be damaged. Such issues, recalls, warranty expenses and claims could negatively affect our profitability and brand image.

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

In the past several years, we have experienced a dramatic increase in the price volatility of the coffee beans we purchase. We expect the coffee commodity market to continue to be challenging as it continues to be influenced by worldwide supply and demand, the relative strength of the United States Dollar and speculative trading. Coffee prices can also be affected by multiple factors in the producing countries, including weather, natural disasters, political and economic conditions, export quotas or similar factors.

Decreases in the availability of high-quality coffee beans could impact the profitability and growth of our business.

One of our main concerns for fiscal 2016 is a shortage in Jamaican Blue Mountain (JBM) beans and products. Hurricane Sandy and coffee leaf rust has impacted the production output of JBM by about 40 percent for 2014. Jamaica and the industry expect a slow recovery in 2015 and to be back in full production by 2016. We are diligently working to secure more JBM as the market we created for it continues to expand. Limited JBM supply hampered our growth in fiscal 2014. If we are not able to purchase sufficient quantities of high-quality coffee beans, we may not be able to fulfill the demand for our coffee, our revenue may decrease and our ability to expand our business may be negatively impacted.

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

Our financial performance is highly dependent upon the sales of Marley Coffee RealCups.

A significant percentage of our total revenue (approximately half of our revenue for fiscal 2015) is attributable to sales of Marley Coffee RealCups for use with Keurig® Brewing systems. Any substantial or sustained decline in the sale of Keurig® Brewing systems or sales of Marley Coffee RealCups would materially adversely affect us. Keurig® Brewing systems compete against all sellers of coffeemakers. These companies include Bunn-O-Matic Corporation, Mars, Inc. (through its FLAVIA® unit), Conair, Inc., Hamilton Beach / Proctor-Silex, Inc., Jarden Corporation, Nestle S.A. (including the Nescafe Dolce-Gusto® beverage system), Phillips Electronics NV (including the SENSEO® brewing system, in cooperation with Sara Lee Corporation) and Robert Bosch GmbH (including the TASSIMO® beverage system, in cooperation with Kraft Foods, Inc.), Stanley Black & Decker, Inc., Starbucks Corporation (including its Verismo® brewing system), Whirlpool Corporation, as well as a number of additional brewing systems and brands. If Keurig Green Mountain (formerly Green Mountain Coffee Roasters) does not succeed in effectively differentiating the Keurig® Brewing systems from its competitors, then our ability to sell, and the market for, Marley Coffee RealCups may be limited and our revenues may be materially adversely affected.

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

Our industry is being affected by the trend toward consolidation in the retail channel. Larger retailers may seek lower prices from us and may demand increased marketing or promotional expenditures, any of which could negatively affect the Company’s profitability. In addition, our success depends in part on our ability to maintain good relationships with key retail and grocery customers. The loss of one or more of our key customers could have an adverse effect on our financial performance.

In addition, because of the competitive environment facing retailers, many of our customers have increasingly sought to improve their profitability through increased promotional programs, pricing concessions, more favorable trade terms and increased emphasis on private label products. To the extent we provide concessions or trade terms that are favorable to customers, our margins would be reduced. Further, if we are unable to continue to offer terms that are acceptable to our significant customers or our customers determine that they need fewer products to service consumers; these customers could reduce purchases of our products or may increase purchases of products from our competitors, which would harm our sales and profitability.

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

Advances in technologies or alternative methods of delivery, including advances in vending machine technology and home coffee makers, or certain changes in consumer behavior driven by these or other technologies and methods of delivery could have a negative effect on our business. Moreover, technology and consumer offerings continue to develop, and we expect that new or enhanced technologies and consumer offerings will be available in the future. We may pursue certain of those technologies and consumer offerings if we believe they offer a sustainable customer proposition and can be successfully integrated into our business model. However, we cannot predict consumer acceptance of these delivery channels or their impact on our business. In addition, our competitors, many of whom have greater resources than us, may be able to benefit from changes in technologies or consumer acceptance of alternative methods of delivery, which could harm our competitive position. We may not be able to successfully respond to changing consumer preferences, including with respect to new technologies and alternative methods of delivery, or effectively adjust our product mix, service offerings, and marketing and merchandising initiatives for products and services that address, and anticipate advances in, technology and market trends. If we are not able to successfully respond to these challenges, our business, financial condition, and operating results could be harmed.

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

Our success will depend in part on our ability to maintain and enforce the Trademarks we license through the FSHR License Agreement (described above) and additional trademarks and service marks we may obtain in the future (together with the Trademarks, the “Marks”) registered by the Company. In the future, competitors or other third parties could claim that the Marks infringe on their rights, which could force us to defend infringement actions or challenge the validity of the third parties’ trademarks in court. Furthermore, we may have to take action, file lawsuits and expend significant resources in the future to protect the Marks and stop other parties from infringing on the use of such Marks and we may not have sufficient resources to pursue such litigation or actions. Any expenses we are forced to expend in defending our Marks or stopping third parties from infringing on such Marks will decrease the amount of working capital we have available for our business activities and could cause us to curtail or abandon our operations.

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

Moving forward, the Company may undertake steps to uplist its common stock to the NYSE MKT or NASDAQ Capital Market, in the event the Company can meet all applicable uplisting criteria.

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

We reported material weaknesses in the effectiveness of our internal controls over financial reporting related to the lack of segregation of duties and the need for a stronger internal control environment. In addition, we concluded that our disclosure controls and procedures were ineffective and that material weaknesses existed in connection with such internal controls. Specifically, management identified the following control deficiencies that represent material weaknesses at January 31, 2015:

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

The exercise of the Mother Parkers Warrant may cause significant dilution to existing shareholders.

The Warrants to purchase 7,333,529 shares of common stock held by Mother Parkers have an exercise price of $0.51135 per share, a term of three years (expiring April 24, 2017) and prohibit Mother Parkers from exercising such Warrants to the extent such exercise would result in the beneficial ownership of more than 9.99% of the Company’s common stock, subject to Mother Parkers’ right to waive such limitation with 61 days prior written notice. The exercise of the Warrant could cause substantial dilution to existing shareholders.

We currently have no plans to pay dividends on our common stock.

We currently anticipate that we will retain all future earnings, if any, to finance the growth and development of our business. We do not intend to pay cash dividends in the foreseeable future. Any payment of cash dividends will depend upon our financial condition, capital requirements, earnings and other factors deemed relevant by our Board of Directors. As a result, only appreciation of the price of our common stock, which may not occur, will provide a return to our stockholders.

There may be future sales of our common stock, which could adversely affect the market price of our common stock and dilute a shareholder’s ownership of common stock.

The exercise of any options granted to executive officers, directors and other employees under our equity compensation plans, and other issuances of our common stock could have an adverse effect on the market price of the shares of our common stock. We are not restricted from issuing additional shares of common stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive shares of common stock. Sales of a substantial number of shares of our common stock in the public market or the perception that such sales might occur could materially adversely affect the market price of the shares of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings.

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

On April 9, 2014, the Company entered into a lease agreement for office and warehouse space located at 4725-4745 Lipan St, Denver, Colorado 80211.  The rental space encompasses approximately 3,466 square feet of office and warehouse space and approximately a 4,000 square foot yard.  The lease expires on June 30, 2017, provided we have the right to one five year renewal term, with rent set at the “market value” of the last year of the initial lease term.  Rent due under the initial term of the agreement is as follows:

•	$0 per month from April 15, 2014 to June 30, 2014;
•	$2,800 per month from July 1, 2014 to June 30, 2015
•	$2,950 per month from July 1, 2015 to June 30, 2016; and
•	$3,150 per month from July 1, 2016 to June 30, 2017

On April 28, 2014, the Company entered into a lease agreement for retail space located at 1536 Wynkoop, Denver, Colorado 80202.  The rental space encompasses approximately 121 square feet which we use as a Bike Café Kiosk.  The lease has a term of 60 months.  Rent is $1,500 per month for the first year, increasing with the annual increase in the consumer price index thereafter on the annual anniversary date of the lease.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business.

On July 28, 2014, Shane Whittle, individually, a former significant shareholder and officer and director of the Company (“Whittle”) filed a complaint against the Company in the District Court, City and County of Denver, State of Colorado (Case No. 2014-CV-032991 Division: 209). The complaint alleged that Whittle entered into a consulting agreement with the Company for which the Company failed to make payments and that Rohan Marley, as both a director of the Company and of Marley Coffee Canada, Inc., additionally agreed that, as part of Whittle’s consulting compensation, the Company would assume a debt owed by Marley Coffee Canada to Whittle. The cause of action set forth in the complaint includes breach of contract. Damages claimed by Whittle included $60,000 under the consulting agreement and $19,715 related to payments assumed by the Company.

Effective on March 31, 2015, the Company and Mr. Whittle entered into a Settlement Agreement and Release of Claims (the “Settlement”), pursuant to which the parties agreed to dismiss their claims associated with the District Court, City and County of Denver, State of Colorado (Case No. 2014-CV-032991 Division: 209), lawsuit described above. Pursuant to the terms of the Settlement, the Company agreed to pay Mr. Whittle $80,000 which has been accrued as of January 31, 2015, (to be paid in equal payments of $10,000 per month beginning on April 1, 2015), the Company agreed to withdraw from a joinder in connection with the Federal Action pending between the parties (and certain other parties) as described below, the parties provided each other mutual releases and the parties agreed to mutually dismiss, with prejudice, their claims.

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

On December 15, 2014, a complaint was filed against the Company in the Superior Court of State of California, for the County of Los Angeles – Central Division (Case Number: BC566749), pursuant to which Sky Consulting Group, Inc. (“Sky”), made various claims against the Company, Mr. Tran, the Company’s President and Director, Marley C&V International, and various other parties. The complaint alleged causes of action for breach of contract, fraud, negligent representation, intentional interference with contractual relationship and negligent interference with contractual relationship, relating to a May 2013 coffee distributor agreement between the Company and Sky, which provided Sky the right to sell Company branded coffee products in Korea. The suit seeks damages, punitive damages, court costs and attorney’s fees. The Company subsequently filed a motion to compel arbitration pursuant to the terms of the agreement, which was approved by the court on April 7, 2015. The outcome of this lawsuit cannot be predicted with any degree of reasonable certainty. In the event the matter is not arbitrated and settled, the Company intends to continue to vigorously defend itself against the claims made by Sky.

In addition to the above, we may become involved in other material legal proceedings in the future.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information and Holders

Our common stock is quoted on the OTCQB market under the symbol “JAMN”.

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

	PRICE RANGES
QUARTER ENDED	HIGH	LOW
Fiscal Year Ended January 31, 2015
January 31, 2015	$0.21	$0.14
October 31, 2014	$0.30	$0.20
July 31, 2014	$0.44	$0.18
April 30, 2014	$0.41	$0.30

Fiscal Year Ended January 31, 2014
January 31, 2014	$0.50	$0.26
October 31, 2013	$0.50	$0.35
July 31, 2013	$0.65	$0.22
April 30, 2013	$0.44	$0.22

Approximate Number of Equity Security Holders

As of May 1, 2015, there were 125,545,910 shares of our common stock issued and outstanding held by 23 shareholders of record. This number does not include stockholders for whom shares were held in “nominee” or “street name”.

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

Recent Sales of Unregistered Securities

As described in greater detail below under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” – “Liquidity and Capital Resources” – “Funding and Financing Agreements” – “Ironridge Transactions”, in March 2013, May 2013 and July 2013, we issued 7,000,000, 5,000,000 and 5,000,000 shares of common stock, respectively, to Ironridge Global IV, Ltd. (“Ironridge”) in connection with certain transactions, which were subject to adjustment. In July 2013, in connection with the true up associated with the March 2013 Ironridge transaction and pursuant to the terms of the March 2013 Stipulation (as defined below), Ironridge returned 1,646,488 shares of the Company’s common stock to the Company for cancellation, which shares were cancelled by the Company in July 2013. In November 2013 we issued Ironridge an additional 4,524,079 shares of common stock, representing 671,841 additional shares pursuant to the May 2013 Order and Stipulation (as defined below) and 3,852,238 additional shares pursuant to the July 2013 Order and Stipulation (as defined below). In February 2014, we issued Ironridge an additional 3,366,316 shares of common stock pursuant to the July 2013 Order and Stipulation. In August 2014, we issued Ironridge an additional 3,853,555 shares of common stock pursuant to the July 2013 Order and Stipulation.

Effective in connection with the September 12, 2014 Settlement with Ironridge described below under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” – “Liquidity and Capital Resources” – “Funding and Financing Agreements” – “Ironridge Transactions”, we agreed to issue Ironridge 5,000,000 shares of common stock in full and complete settlement of the July 2013 Order and Stipulation. As a result of the Settlement no additional shares will be owed by the Company to Ironridge pursuant to such July 2013 Order and Stipulation in connection with further true-ups or otherwise.

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

As described in greater detail below under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” – “Liquidity and Capital Resources” - “Funding and Financing Agreements” - “Mother Parker’s Investment”, on April 24, 2014, the Company entered into a Subscription Agreement with Mother Parkers (the “Subscription”). Pursuant to the Subscription, Mother Parkers purchased 7,333,529 units from the Company, each consisting of (a) one share of the Company’s common stock, $0.001 par value per share (the “Shares”); and (b) one (1) warrant to purchase one share of the Company’s common stock (the “Warrants” and collectively with the Shares, the “Units”) at a price per Unit equal to the fifty day weighted-average price per share of the Company’s common stock on the OTCQB market, for the fifty trading days ending March 7, 2014 (the date the parties first discussed the transactions contemplated by the Subscription), which was $0.3409 (the “Per Unit Price”). The total purchase price paid for the Units was $2,500,000. The Warrants have an exercise price equal to 150% of the Per Unit Price ($0.51135 per share), a term of three years and prohibit Mother Parkers from exercising such Warrants to the extent such exercise would result in the beneficial ownership of more than 9.99% of the Company’s common stock, subject to Mother Parkers’ right to waive such limitation with 61 days prior written notice.

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

The issuances and grant described above were exempt from registration pursuant to Section 4(2) and/or Rule 506 of Regulation D of the Act since the foregoing issuances and grant did not involve a public offering, the recipients took the securities for investment and not resale, we took appropriate measures to restrict transfer, and the recipients were (a) “accredited investors”; and/or (b) had access to similar documentation and information as would be required in a Registration Statement under the Act. None of these securities may be re-offered or resold absent either registration under the Act or the availability of an exemption from the registration requirement.

Use of Proceeds From Sale of Registered Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

You should read the following discussion and analysis in conjunction with our Financial Statement and related Notes thereto included in Part II, Item 8 of this Report and the “Risk Factors” included in Part I, Item IA of this Report, before deciding to purchase, hold or sell our common stock.

We provide sustainably grown, ethically-farmed and artisan roasted gourmet coffee through multiple United States and international distribution channels. We intend to develop a significant share of these markets and achieve a leadership position by capitalizing on the global recognition of the “Marley” brand name. We hope to capitalize on the guidance and leadership of our Chairman, Rohan Marley, and to increase our sales through the marketing of products using the likeness of, and reflecting the personality of, Mr. Marley. Through a licensing agreement with Fifty-Six Hope Road (described above), the Company has the worldwide right to use, and sublicense, the intellectual property rights in and to the late reggae performer, Robert Nesta Marley, professionally known as Bob Marley, including “Marley Coffee”, in connection with (i) the manufacturing, advertising, promotion, sale, offering for sale and distribution of coffee in all its forms and derivations, regardless of portions, sizes or packaging and (ii) coffee roasting services, coffee production services, and coffee sales, supply, distribution and support services, provided that the Company may not open retail coffee houses utilizing the Trademarks.

Plan of Operations and Business Growth Company

In fiscal 2015, we established a national grocery distribution network, increased our brand awareness and strengthened our international presence. We believe fiscal 2016 is the breakout year for the Company and we forecast to be EBITDA positive by the end of the year, if we are able to hit our forecasted numbers. We anticipate the first two quarters of fiscal 2016 will have negative EBITDA, but hope to be EBITDA positive in the third and fourth quarters, and show positive EBITDA in our audited results of operations for the year ended January 31, 2016.

We prepared and organized the operations of the Company to scale to $40 million in revenue without materially increasing our staffing needs from where they are currently by fiscal 2017.

The Company is organized around our three pillars of growth, which are domestic grocery, international and ecommerce.

Domestic Grocery

Over the course of the last year, we gained distribution in over 7,200 stores in the United States distributing approximately 5.2 different types of products per store and have authorization in approximately 10,000 stores. Throughout fiscal 2016, while we will still look to gain additional distribution, we are not pursuing it at the same pace we did during the past 18 months. Our objective for our existing distribution is to increase our turn rate (velocity), and build brand awareness to drive further growth.

Our primary driver to enhance our brand and increase our turn rate on shelves will be the launch of our Recyclable RealCup™. Around approximately July of fiscal 2016, we plan to launch a new version of the Marley Coffee RealCup™ capsule that will be compatible with the Keurig Green Mountain K2.0. The recyclable RealCup™ will utilize a recyclable capsule that is accepted by many curbside recycling programs. The technology and intellectual property is owned by Mother Parkers, however we plan to be the first and primary super premium product to launch in market amongst Mother Parkers portfolio of brands.

Based on our current distribution of ~7,200 shelves in the U.S. and an average of three SKUs (Stock Keeping Units) of RealCups™ per store, if we can get an additional customer to purchase one SKU per store, per week, within our existing distribution, we believe we can generate approximately ~$6.7 million in in additional revenue for the 2016 fiscal year. Our next objective is to get all nine Recyclable RealCup™ Marley Coffee SKUs within our current distribution. SKUs or Stock Keeping Units are a store's or catalog's product and service identification code, often portrayed as a machine-readable bar code that helps items be tracked for inventory.

We believe that our recyclable RealCup™ capsule will be one of the most innovative and sustainable single serve products to hit the market in calendar 2015. Keurig Green Mountain (formerly Green Mountain Coffee Roasters), the largest company in the single serve space in North America has expressed their belief that there should be a recyclable solution for K-Cups, however they have only set a 2020 target for their commitment to making 100% of their K-Cup packs recyclable. By having a summer 2015 launch, we believe it gives us a competitive advantage for those consumers looking for a sustainable solution to single use coffee capsules.  We have received media attention around this launch and we have several marketing campaigns in the works as well.

International

The International Coffee Organization recently reported that it expects global coffee demand to rise 25% by 2021. We believe that we are in a strong position to capitalize on that growth and our goal is to continue finding top-tier operators like the ones we have in place in Canada, South Korea, Chile and the United Kingdom.

Canada

In Canada, through Mother Parkers, the Company is distributed in grocery retail, OCS and food service.

Mother Parkers distributes our products in over 1,500 stores, including some of the largest retail chains in Canada, which include Loblaw’s, Sobey’s, ID Foods, COOP and Metro. Our goal is to establish distribution of RealCups in grocery stores for the next two years and then to introduce our bagged coffee by 2017. We estimate that Mother Parkers will sell approximately 15 million Recyclable RealCup™ through grocery retail, OCS and food service within this fiscal year (provided we meet our launch date goals).

Mother Parkers has also found success in bringing our coffee into its food service business. They have been able to establish our products in several large restaurant chains and expect to expand the business over the next few years. For its food service business, Mother Parkers currently buys 8 ounce, 2.5 ounce fractional packs and 2 pound bags directly from the Company. The projected volume for this year is approximately 140,000 pounds of coffee with plans to get to 500,000 pounds by 2017.

For fiscal 2015 total sales in Canada totaled $1,546,422 and for fiscal 2014 total sales in Canada totaled $1,260,608.

United Kingdom/ Europe

Our U.K. partners are still finding success in distribution at specialty and natural grocery stores throughout Europe. They also plan to launch a biodegradable Nespresso© compatible capsule this summer which should help push their grocery and away from home business.

South Korea

This remains the most exciting new markets for the Company. We have several initiatives that have launched or are launching this year. Being successful in South Korea has the potential to echo throughout Asia and we believe our success in South Korea will be a springboard to getting meaningful distribution elsewhere in Asia. Our South Korean partners currently buy green beans and roasted products from the Company. We anticipate over $1.5 million of revenue from our South Korean distributor this year with the goal of doubling that the following year.

For fiscal 2015 sales in South Korea totaled $227,751 and for fiscal 2014 sales in South Korea totaled $286,592.

Chile

Chile is a great example of a distributor who has been a brand champion for us in the region. Through their guerilla marketing efforts by sponsoring surf competitions and music festivals like Lollapalooza, they have gained distribution in food service as well as retail grocery.

In food service, our distributor has secured over 350 accounts in the region from boutiques to large restaurant chains. They recently secured Castaño, one of the largest coffee chains in all of Chile with over 80 stores that can in total do ~132,000 lbs. of coffee per year (starting in summer 2015). In December of 2014, they gained distribution in 44 Subway sandwich stores and they have goals to be in 53 stores by the end of the year and to potentially expand into other countries.

Their success in food service has helped them quickly expand into grocery retail. They recently placed our products into 100 Unimarc and 50 Tottus supermarkets, two big retail chains in Chile. However, their biggest customer to date is Walmart, which they just landed. Walmart will be bringing in 3 bags of 227 grams (8oz) coffees into stores in an early summer launch in the 30 biggest stores, with the goal of getting to the other 120 stores in Chile within six months.

For fiscal 2015 sales in Chile totaled $196,099 and for fiscal 2014 sales in Chile totaled $180,450.

Online

During the fourth quarter of calendar 2014, we launched an innovative Coffee of the Month subscription service as well an online retail platform at https://shop.marleycoffee.com/.  We anticipate this to be a key revenue driver in the upcoming year. The Company also sells to other online operators such as Amazon.com, Cooking.com, coffeeicon.com, ecscoffee.com, officedepot.com and coffeewiz.com.

Commitment to Reduce Cash Compensation

Throughout fiscal 2014, the Company issued shares of common stock in consideration for services rendered to its officers, directors and employees in an effort to maximize its cash on hand and improve liquidity. In fiscal 2015, the Company plans to pay the salaries of its officers and employees in cash, provided that where possible, the Company intends to continue to use common stock in lieu of cash consideration, and has continued to pay certain of its employees in stock instead of cash during fiscal 2015. As the Company continues to grow it will need to raise additional cash in order to maintain its growth and fund its operations. If the Company is unable to access additional capital moving forward, it will hurt our ability to maintain growth and possibly jeopardize our ability to maintain our current operations. We may not be able to increase sales, reduce expenses or obtain additional financing, if necessary, at a level to meet our current obligations to continue as a going concern.

The Company is focused on growing revenue while working to lower cost of sales and operating expenses, with the ultimate goal of generating net income.

Fiscal Year End 2016 Guidance and Projections

•	Our revenue expectations for fiscal 2016 are ~$17 million, of which we believe most of the growth will be in the back half of the year. This projection is based on the current organic growth we’ve seen in our current distribution and doesn't take into consideration any increases in revenue we may get from the launch of our Recyclable RealCups.

•	We expect gross profit margins to stay between 25-30%.

•	We anticipate losses narrowing even further in the first quarter of fiscal 2016 and our goal is to show positive EBITDA by the end of the year.

•	Senior management will continue to take most of their compensation via equity conserving available cash for operations.

Business Growth

The Company is organized around our three pillars of growth, which are domestic, international and ecommerce.

•	Domestic grocery sales – Our objective is to build deeper relationships and improve turn rates within our existing customers while continuing to expand into key accounts. We ended the year in approximately 7,200 stores with an average of 5.2 products per store in the United States.

•
eCommerce subscription model – https://shop.marleycoffee.com/subscriptions/ recently launched and is starting to gain traction. We have been testing multiple initiatives to keep our site “sticky” for consumers.

•
International - The International Coffee Organization recently reported that it expects global coffee demand to rise 25% by 2021. We believe that we are in a strong position to capitalize on that growth and our goal is to continue finding top-tier operators like the ones we have in Korea, Chile and the United Kingdom.

o	Mother Parkers has helped launch Marley Coffee in Canada into approximately 2,000 stores with an average of 5 items per store as well. They have also added Marley Coffee to their foodservice portfolio, positioning it as their premium offering in this channel.

o	Our U.K. partners will be launching a biodegradable Nespresso compatible this spring which should help push their grocery and away from home business.

o	South Korea - This remains the most exciting new market for the Company. We have several initiatives that have launched or are launching this year. Being successful here has the potential to echo throughout Asia and we believe our success in South Korea will be a springboard to getting meaningful distribution elsewhere in the region, especially in China.

•
EcoCup launch – EcoCup's success is built on the critical premise that it doesn’t require consumers to change their behavior.  They continue to purchase and use the product as in the past but with a more sustainable end-of-life option.  This remains the biggest launch for the Company in fiscal 2016 and we expect to start shipping product in August.

From a product adoption curve perspective, people using Keurig®'s K-Cup and compatible brewing systems are in the early adopter phase, with a base of about 20% household penetration. We believe one of the key factors in getting this into mass-market adoption, at the 40% penetration levels, will be making a truly sustainable product. We believe EcoCups will be a key driver for the category bringing in new users into the single serve market while making a meaningful step in the right direction towards sustainability.

RESULTS OF OPERATIONS

Comparison of the Years Ended January 31, 2015 and 2014

Revenue. Revenue for the years ended January 31, 2015 and 2014 was $9,569,791 and $6,077,956, respectively, which represents an increase of $3,491,835 or 57.5% from the previous period. Revenue increased as a result of the Company’s continued expansion into the retail grocery market and its continued growth of other business verticals.

Discounts and allowances. Discounts and allowances for the years ended January 31, 2015 and 2014 was $668,424 and $433,745, respectively, which represents an increase of $234,679 or 54.1% from the previous period. Discounts and allowances increased as a result of the corresponding increase in sales.

Net revenue. Net revenue for the years ended January 31, 2015 and 2014 was $8,901,367 and $5,644,211, respectively, which represents an increase of $3,257,156 or 57.7% from the previous period.

Total cost of sales. Total cost of sales for the years ended January 31, 2015 and 2014 was $6,955,321 and $4,940,546, respectively, which represents an increase of $2,014,775 or 40.8% from the previous period. The increase in total cost of sales was mainly the result of the increased sales, especially of items with lower profit margins.

Gross profit. Gross profit was $1,946,046 and $703,665, respectively, for the years ended January 31, 2015 and 2014, which represents an increase of $1,242,381 or 176.6%. Gross profit as a percentage of net sales was 20.9% and 12.5% for the years ended January 31, 2015 and 2014, respectively.  Gross profit increased as a result of better managing our costs.

Compensation and benefits. Compensation and benefits was $4,465,889 and $2,298,951, respectively, for the years ended January 31, 2015 and 2014, which represents an increase of $2,166,938 or 94.3%. The increase was mostly the result of more employees and contractors engaged to help manage the growth of the Company.  Total compensation and benefits of $4,465,889 for the year ended January 31, 2015 included $2,047,072 paid in cash and $2,419,817 paid through the issuance of securities including $1,864,995 attributable to stock options granted, $217,100 of year-end bonuses, $70,574 of commissions paid through the issuance of common stock and $169,599 of salaries paid through the issuance of common stock to consultants, employees and management.

Selling and marketing. Selling and marketing for the years ended January 31, 2015 and 2014 was $3,150,274 and $1,012,789, respectively, which represents an increase of $2,137,485 or 211.0% from the previous period. The increase was principally the result of additional advertising campaigns undertaken in new markets in the current period. As the business has developed, the customer base has increased and sales have grown more organically. We anticipate, however, experiencing significant marketing expenses throughout fiscal 2016 as we will seek to expand our customer base even more and build out the Company brand. Much of the selling and marketing that happens outside of this categorization occurred in new staffing in marketing.

General and administrative. General and administrative for the years ended January 31, 2015 and 2014 was $2,807,296 and $1,931,947, respectively, which represents an increase of $875,349 or 45.3% from the previous period. The increase was principally the result of overall increased expansion of the business and the need to support that expansion mostly through professional fees and payroll. General and administrative expense also increased due to increased corporate reporting expenses and increased insurance expenses.

Total operating expenses. Total operating expenses for the years ended January 31, 2015 and 2014 was $10,423,459 and $5,243,687, respectively, which represents an increase of $5,179,772 or 98.8% from the previous period. This increase was in connection with increased compensation, marketing and selling and general administrative expenses.

Other expense. Other expense for the years ended January 31, 2015 and 2014 was $1,799,543 and $2,055,584, respectively, which represents a decrease of $256,041 or 12.5% from the previous period. Other expense decreased as a result of our costs associated with the Ironridge transactions (described below) being finalized and completed.

Interest expense. Interest expense for the years ended January 31, 2015 and 2014 was $4,029 and $108,424, respectively, which represents a decrease of $104,395 or 96.3% from the previous period.

Total other expense. Total other expense for the years ended January 31, 2015 and 2014 was $1,803,572 and $2,164,008, respectively, which represents a decrease of $360,436 or 16.7% from the previous period.

Net loss. Net loss was $10,280,985 and $6,704,030, respectively, for the years ended January 31, 2015 and 2014, which represents an increase of $3,576,955 or 53.4%.   Net Loss increased mainly as a result of the $5.2 million increase in operating expenses which includes compensation, selling and marketing, and general and administrative expense as well as $2.0 million increase in cost of sales offset by the $3.8 million increase in revenue.

Reconciliation of February 2015 Financial Projections to Actual Year-End Results of Operations

In February 2015, we released a Current Report on Form 8-K which included an unaudited preliminary financial forecast of our expected results of operations for fiscal 2015. In the Form 8-K, we forecasted gross revenues of approximately $10 million, a gross profit of approximately $2.4 million and a net loss of approximately $9.3 million for the 2015 fiscal year.  The final audited financial statements included herein differ from those prior projections because of subsequent adjustments made to the financials as part of the audit process, including changes to revenue due to moving certain revenues from the fourth quarter of 2015 to the first quarter of 2016, due to various reasons including that we were unable to ship products because of bad weather in the northeast (approximately $300,000) and the reduction of approximately $277,000 of revenue which related to coffee sold directly from the Marley Coffee, Ltd., instead of the Company.  Additionally, net loss increased due to audit adjustments for among other things, doubtful accounts (approximately $100,000), settlement of a lawsuit ($80,000), non-cash compensation and bonus expense (approximately $650,000), and depreciation and deferred rent expenses (approximately $50,000).  The above adjustments were not anticipated at the time we released our preliminary projected financial results for fiscal 2015.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations primarily through the issuance of our common stock.

The following table presents details of our working capital and cash and cash equivalents:

	January 31, 2015	January 31, 2014	Decrease
Working Capital	$(1,233,415)	$1,606,350	$(2,839,765)
Cash	$443,189	$857,122	$(413,933)

At January 31, 2015, we had total assets of $2,957,360 and total liabilities of $3,051,207. Our current sources of liquidity include our existing cash and cash equivalents and cash from operations and funds raised through the sale of common stock and warrants in private placements (as described in greater detail below). For the year ended January 31, 2015, we generated gross sales of $9,569,791 and we had a net loss of $10,280,985.

Total current assets of $1,817,792 as of January 31, 2015 included cash of $443,189, accounts receivable of $1,154,252, inventory of $197,581, other current assets of $3,784 and $18,986 of prepaid assets.

We had total assets as of January 31, 2015 of $2,957,360 which included the total current assets of $1,817,792, $381,248 of property and equipment, net, $734,753 of intangible assets,  $88,162 of goodwill and $23,567 of other assets.

We had total liabilities of $3,051,207 as of January 31, 2015, which were solely current liabilities and included $2,492,900 of accounts payable, $81,078 of accrued royalty – related party (relating to amounts accrued in connection with the FSHR License Agreement), and $477,229 of accrued expenses.

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

Gross margins in fiscal 2015 were better than in 2014 but were still tight as significant discounts and deductions were given to gain distribution and market penetration. As these accounts mature, we expect our gross margins to increase in the upcoming year. Additionally, as our business expands, we expect to ship to some of our customers without a distributor, which will help improve gross margins.

The overwhelming majority of our sales are outside of the distribution of Jamaican Blue Mountain (JBM) beans and products. Nonetheless, one of our main concerns for fiscal 2016 is a shortage in JBM. Hurricane Sandy and coffee leaf rust impacted the production output of JBM for 2014 and 2015. Jamaica and the industry expect a slow recovery in output. This tightening of supplies caused JBM prices to increase by about 40% in 2014/2015. We are committed to ensuring our supply chain and providing our customers JBM. We are diligently working to secure more JBM as the market we created for it continues to expand. There still is a high demand for JBM in North America, but limited supply and rising costs may hurt sales. We are currently working to address the supply issues and while we believe we will be in a far better position in fiscal 2016 with respect to JBM availability, if we are unable to purchase a sufficient quantity of high-quality coffee beans, we may not be able to fulfill demand for our coffee, our revenue may decrease and our ability to expand our business may be negatively impacted.

The goal for the end of fiscal 2016 is to become EBITDA positive while increasing revenues. We will remain flexible in the implementation of our business strategy and will revise downward our funding requirements and further reduce our selling and marketing and our general and administrative expenses to a level that is in line with our financial means but consistent with our vision.

Our ability to meet our obligations in the ordinary course of business is dependent upon our ability to sell our products directly to end users and through distributors, establish profitable operations through increased sales and decreased expenses and obtain additional funds when needed.

Although our sales and revenues have increased significantly on an annual basis, the Company has incurred a net loss of $10,280,985 and $6,704,030 for the years ended January 31, 2015 and 2014, respectively and had an accumulated deficit of $24,043,833 at January 31, 2015. In addition, the Company has a history of losses and has not generated net income from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The operations of the Company have primarily been funded by the issuance of its common stock. The Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to sell its products directly to end-users and through distributors, establish profitable operations through increased sales and decreased expenses, and obtain additional funds when needed. We may not be able to increase sales or reduce expenses to a level necessary to meet our current obligations or continue as a going concern. As a result, the opinion the Company received from its independent registered public accounting firm on its January 31, 2015 financial statements contains an explanatory paragraph stating that there is substantial doubt regarding the Company’s ability to continue as a going concern. If we become unable to continue as a going concern, we may have to liquidate our assets, and may realize significantly less than the values at which they are carried on our financial statements, and stockholders may lose all or part of their investment in our common stock. The accompanying financial statements do not contain any adjustments for this uncertainty.

In addition to the above, the Company’s largest supplier of products recently agreed to extend the Company’s required terms of payment from thirty days to one hundred and twenty days from the date product is received, which will provide the Company approximately $1.5 million of short term capital in the near term.

Cash Flows

	Year Ended
	January 31, 2015	January 31, 2014
Net cash provided by (used in ) operating activities	$(2,965,394)	$1,341,814
Net cash provided by (used in ) investing activities	$56,426	$(430,128)
Net cash (used in ) provided by financing activities	$2,495,035	$(54,564)

Operating Activities

Compared to the corresponding period in 2014, net cash used in operating activities increased by $4,307,208 for the year ended January 31, 2015. Net cash used in operating activities for the year ended January 31, 2015 was primarily due to $10,280,985 of net loss, offset by $1,957,312 of common stock issued to extinguish debt (relating to common stock issued to Ironridge, as described below) and $1,864,995 of share based employee compensation relating to common stock issued to employees in lieu of cash consideration.

Investing Activities

Net cash used in investing activities for the year ended January 31, 2015 was solely due to the purchase of property and equipment.

Financing Activities

Compared to the corresponding period in fiscal 2014, net cash provided by financing activities increased by approximately $2,549,599 for the year ended January 31, 2015 primarily from the $2,500,000 of common shares sold to Mother Parkers for cash in the current period (as described below).

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

Funding and Financing Agreements

Ironridge Transactions

On March 6, 2013, May 24, 2013 and July 26, 2013, pursuant to three separate orders setting forth stipulated settlements (the “Orders” and the “Stipulations”) issued by the Superior Court of the State of California for the County of Los Angeles – Central District (the “Court”), Ironridge Global IV, Ltd. (“Ironridge”), who had previously purchased a total of $1,017,744, $1,278,058 and $2,499,372, respectively, in accounts payable and accrued expenses (each, the “Claim”) owed by us to various parties, was issued shares of our common stock (each the “Initial Issuance”) in satisfaction of such accounts payable and accrued expenses, which amounts came off our balance sheet and significantly improved our liquidity. The accounts payable and accrued expenses represented amounts originally owed by us to various creditors in connection with trade payables, the purchase of property and equipment, prior credit agreements, and attorneys’ fees. The shares issued in the Initial Issuances, totaling 7,000,000, 5,000,000 and 5,000,000 shares, respectively, were subject to adjustment based on the closing prices of our common stock during certain calculation periods (as described in greater detail in the Current Reports on Form 8-K filed with the Commission on March 8, 2013, May 15, 2013 and July 30, 2013, respectively). In July 2013, in connection with the true up associated with the March 2013 Ironridge transaction and pursuant to the terms of the March 2013 Stipulation, Ironridge returned 1,646,488 shares of the Company’s common stock to the Company for cancellation, which shares were cancelled in July 2013. In November 2013 we issued Ironridge an additional 4,524,079 shares of common stock, representing 671,841 additional shares pursuant to a true up in connection with the May 2013 Order and Stipulation and 3,852,238 additional shares pursuant to the July 2013 Order and Stipulation. In February 2014, we issued Ironridge an additional 3,366,316 shares of common stock pursuant to the July 2013 Order and Stipulation. In August 2014, we issued Ironridge an additional 3,853,555 shares of common stock pursuant to the July 2013 Order and Stipulation. The settlement of payables for common shares has been recorded as extinguishments.

The result of the Orders and Stipulations was that a total of $4,795,802 in accounts payable and accrued expenses owed by us to various parties, which was purchased by Ironridge was satisfied by the issuance of shares of our common stock as provided above, came off our balance sheet and significantly improved our liquidity.

Effective September 12, 2014, the Company and Ironridge agreed to a Stipulation to Modify Prior Order For Approval of Stipulation For Settlement of Claims and an Order Modifying Prior Order For Approval of Stipulation For Settlement of Claims (collectively, the “Settlement”) with the Court, pursuant to which the parties agreed to settle all outstanding obligations of the Company to issue additional shares of common stock to Ironridge in connection with further true-ups under the July 2013 Order and Stipulation in consideration for the issuance to Ironridge of 5,000,000 shares of common stock (which were issued to Ironridge pursuant to an exemption from registration provided by Section 3(a)(10) of the Securities Act). As a result of the Settlement, no additional shares will be owed by the Company to Ironridge in connection with further true-ups and the restrictions on the Company’s ability to sell and issue additional shares of common stock (as described above) in connection with the July 2013 Order and Stipulation or otherwise were terminated.

Mother Parker’s Investment

On April 24, 2014, the Company entered into a Subscription Agreement with Mother Parkers Tea & Coffee Inc. (“Mother Parkers” and the “Subscription”). Pursuant to the Subscription, Mother Parkers purchased 7,333,529 units from the Company, each consisting of (a) one share of the Company’s common stock, $0.001 par value per share (the “Shares”); and (b) one (1) warrant to purchase one share of the Company’s common stock (the “Warrants” and collectively with the Shares, the ”Units”) at a price per Unit equal to the fifty day weighted-average price per share of the Company’s common stock on the OTCQB market, for the fifty trading days ending March 7, 2014 (the date the parties first discussed the transactions contemplated by the Subscription), which was $0.3409 (the “Per Unit Price”). The total purchase price paid for the Units was $2,500,000.

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

Impairment of Long-Lived Assets. Long-lived assets include a license agreement that was recorded at the estimated cost to acquire the asset (See Note 4 to the financial statements included in this report). The license agreement is reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their estimated fair values. Management evaluated the carrying value of the license and determined that no impairment existed at January 31, 2015 or 2014.

Accounts Receivable allowance.  A provision for doubtful accounts is provided based on a combination of historical experience, specific identification and customer credit risk where there are indications that a specific customer may be experiencing financial difficulties.

Inventory Reserves. We estimate any required write-downs for inventory obsolescence by examining our inventories on a quarterly basis to determine if there are indicators that the carrying values could exceed net realizable value. Indicators that could result in additional inventory write-downs include age of inventory, damaged inventory, slow moving products and products at the end of their life cycles. While significant judgment is involved in determining the net realizable value of inventory, we believe that inventory is appropriately stated at the lower of cost or market.

Deferred Tax Asset Valuation Allowance.  We follow the provisions of ASC 740 relating to uncertain tax provisions and have commenced analyzing filing positions in all of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. As a result of adoption, no additional tax liabilities have been recorded.  The Company files income tax returns in the U.S. federal jurisdiction and in certain state jurisdictions.  The Company has not been subjected to tax examinations for any year and the statute of limitations has not expired. The Company recognizes deferred tax assets and liabilities for the expected future tax benefits or consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Judgment is required in determining the provision for income taxes and related accruals, deferred tax assets and liabilities. These include establishing a valuation allowance related to the ability to realize certain deferred tax assets. To the extent future taxable income against which these assets may be applied is not sufficient, some portion or all of our recorded deferred tax assets would not be realizable.

Recent Accounting Pronouncements

For the years ended January 31, 2015 and 2014, there were no accounting standards or interpretations issued that are expected to have a material impact on our financial position, operations or cash flows.

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

In June 2014, the FASB issued ASU No. 2014-12, Compensation – Stock Compensation: Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period (“ASU 2014-12”). The guidance requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. The guidance will be effective for the Company in the fiscal year beginning January 1, 2016, and early adoption is permitted. The Company is currently evaluating the impact of this guidance, if any, on its financial statements.

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

Management’s Annual Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Principal Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (US GAAP) and includes those policies and procedures that:

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

Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was not effective as of January 31, 2015.

A material weakness is a deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at January 31, 2015:

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

Management believes that the material weaknesses set forth in items (1) through (4) above did not have an effect on the Company’s financial reporting during the year ended January 31, 2015.

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

ITEM 9B. OTHER INFORMATION.

In light of the voting results at the Company’s 2014 Annual Meeting of Stockholders, with respect to the frequency of holding a non-binding, advisory vote on executive compensation, and consistent with the fact that such period received the highest number of votes cast at the meeting, the Board of Directors has determined that the Company will hold future non-binding, advisory votes of stockholders to approve the compensation of the named executive officers every three years until the next non-binding, advisory stockholder vote on the frequency of stockholder votes on executive compensation, or until the Board of Directors otherwise determines a different frequency for such non-binding, advisory votes.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table and accompanying descriptions indicate the name of each officer and director of the Company.

Name	Position	Date First Appointed as Director	Age
Rohan Marley	Chairman of Board	March 2008	42
Brent Toevs	Chief Executive Officer and Director	August 2011	49
Anh Tran	President, Chief Operating Officer, Secretary, Treasurer and Director	May 2010	38

All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. We have historically compensated our directors for service on the Board through the issuance of shares of common stock, stock options and cash compensation for meeting fees. Additionally, we reimburse directors for expenses incurred by them in connection with the attendance at meetings of the Board. The Board appoints the executive officers of the Company and the executive officers serve at the discretion of the Board.

Rohan Marley, Chairman

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

From July 2010 to the present, Mr. Marley has served as Chairman of Marley Coffee, Ltd., a limited company formed under the laws of Jamaica in July 2010 with a principal place of business in Kingston, Jamaica. Marley Coffee is in the business of producing coffee and selling it through various distribution outlets including through Marley Coffee, LLC (MCL). Since February 2009, Mr. Marley has served as Co-Manager of MCL, which is in the business of producing coffee and selling it through various distribution outlets. From January 2006 to February 2009, Mr. Marley was an entrepreneur principally engaged in planning and developing the business plan for MCL and the Marley Coffee brand. Mr. Marley has been in the coffee business since 1999 when he bought a farm in the Blue Mountain region of Jamaica and began his career in the business of organic coffee farming. In addition, during the past over 15 years, Mr. Marley has been deeply involved in Marley family businesses which seek to spread the message of his father, music icon, Bob Marley, through numerous product distribution and co-branding arrangements and other strategic alliances. In 2004, Mr. Marley founded Tuff Gong Clothing, a privately held clothing designer. Mr. Marley believes strongly in giving back to human causes and communities in need. To help promote happiness and prosperity, Marley Coffee created and continues to support the Kicks For Cause Foundation, a youth soccer program that helps enrich and inspire the lives of underprivileged children. Mr. Marley’s leadership in creating the vision for the Company and his experience helping run his family’s businesses are of great value to the board.

Brent Toevs, Chief Executive Officer and Director

Brent Toevs has served as Chief Executive Officer and director of the Company since August 2011. From 2001 to 2011, Mr. Toevs was co-founder and partner of National Coffee Service & Vending (NCSV), a consulting firm providing sales agents and consultants in the office coffee and foodservice industries. NCSV represents and directs sales nationally and regionally for numerous coffee brands. From 1999 to 2001, Mr. Toevs served as the Vice President of Sales for USRefresh Coffee & Vending where he was responsible for OCS sales and marketing in the United States and Canada. From 1996 to 1999, Mr. Toevs held senior positions of increasing responsibility at USRefresh at its headquarters in Ottawa, Ontario. While at USRefresh, Mr. Toevs served as the Vice President of Sales where he oversaw sales, marketing and customer service and established the Canadian division for the parent company and in sales management where he expanded sales and increased sales revenue. As our Chief Executive Officer, Mr. Toevs is directly involved in all aspects of our operations. Mr. Toevs’ extensive experience in corporate business development within the coffee foodservice industry, in addition to executive leadership and management experience, provides valuable insight to the Board of Directors.

Anh Tran, President, Chief Operating Officer, Secretary, Treasurer and Director

Anh Tran began working for the Company in February 2010, and has served as President, Chief Operating Officer, Secretary, Treasurer and director of the Company since May 2010. Mr. Tran also served as Chief Executive Officer of the Company from May 2010 to August 2011. From January 2005 to February 2010, Mr. Tran served as the chief executive officer of Greencine.com, an online independent movie distribution service. During his tenure with Greencine.com, Mr. Tran led the company to numerous awards and was one of the first in its field to distribute paid content online. Prior to that, he was a technology strategy consultant for Arthur Andersen. Mr. Tran was involved with business process reengineering for Fortune 500 technology companies and worked closely with corporate executives to strategically plan for the future. As a consultant for Arthur Andersen, Mr. Tran worked on Siebel Systems’ customer relationship management implementations. Mr. Tran received a fellowship at the prestigious Coro Fellowship Program in San Francisco and holds a B.A. from the University of California at Los Angeles. As our President, Chief Financial Officer, Secretary and Treasurer, Mr. Tran has extensive experience leading start-up companies. He also has a history of working with consumer products and international markets and utilizes those experiences to run the day to day operation of the Company as well as to work to grow the Company on an international level. Mr. Tran’s experience with the Company’s operations and his ability to provide operational insight led the board to conclude that Mr. Tran should serve as a director.

CORPORATE GOVERNANCE

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the SEC and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations.

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

Risk Oversight

Effective risk oversight is an important priority of the Board of Directors. Because risks are considered in virtually every business decision, the Board of Directors discusses risk throughout the year generally or in connection with specific proposed actions. The Board of Directors’ approach to risk oversight includes understanding the critical risks in the Company’s business and strategy, evaluating the Company’s risk management processes, allocating responsibilities for risk oversight, and fostering an appropriate culture of integrity and compliance with legal responsibilities. The directors exercise direct oversight of strategic risks to the Company.

Family Relationships

None of our directors are related by blood, marriage, or adoption to any other director, executive officer, or other key employees.

Arrangements between Officers and Directors

To our knowledge, there is no arrangement or understanding between any of our officers and any other person, including directors, pursuant to which the officer was selected to serve as an officer.

Other Directorships

No directors of the Company are also directors of issuers with a class of securities registered under Section 12 of the Exchange Act (or which otherwise are required to file periodic reports under the Exchange Act).

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of our directors or executive officers were involved in any of the following: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being a named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, (5) being the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of (i) any Federal or State securities or commodities law or regulation; (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or (6) being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Board of Directors Meetings

During the fiscal year that ended on January 31, 2015, the Board held no official meetings and took all other actions via the unanimous written consent of the Board of Directors; provided that the Board did confer on a regular, frequent and informal basis throughout the year. All directors attended at least 75% of the Board of Directors during fiscal year 2015. Only Mr. Tran was present at our 2015 fiscal year Annual Meeting. The Company encourages, but does not require all directors to be present at annual meetings of stockholders.

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

Our Company has defined policy and procedural requirements for stockholders to submit recommendations or nominations for directors as set forth in the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on May 30, 2014 under “Stockholders Proposals” – “Nominations for the Board of Directors”. Our Company does not currently have any specific or minimum criteria for the election of nominees to the Board of Directors and we do not have any specific process or procedure for evaluating such nominees. The directors will assess all candidates, whether submitted by management or stockholders, and make recommendations for election or appointment.

The Board of Directors will consider candidates recommended by stockholders, provided the names of such persons, accompanied by relevant biographical information, are properly submitted in writing to the Secretary of the Company in accordance with the manner described for stockholder proposals in the Company’s Definitive Proxy Statement described above. The Secretary will send properly submitted stockholder recommendations to the Board of Directors. Individuals recommended by stockholders in accordance with these procedures will receive the same consideration received by individuals identified to the Board of Directors through other means. The Board of Directors also may, in its discretion, consider candidates otherwise recommended by stockholders without accompanying biographical information, if submitted in writing to the Secretary.

Stockholder Communications with the Board

In connection with all other matters other than the nomination of members of our Board of Directors (as described above), our stockholders and other interested parties may communicate with members of the Board of Directors by submitting such communications in writing to our Secretary, 730 Tejon St., Denver, Colorado 80211, who, upon receipt of any communication other than one that is clearly marked “Confidential,” will note the date the communication was received, open the communication, make a copy of it for our files and promptly forward the communication to the director(s) to whom it is addressed. Upon receipt of any communication that is clearly marked “Confidential,” our Secretary will not open the communication, but will note the date the communication was received and promptly forward the communication to the director(s) to whom it is addressed. If the correspondence is not addressed to any particular member of the Board of Directors, the communication will be forwarded to a Board member to bring to the attention of the Board.

Corporate Governance

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the SEC and in other public communications made by the Company and strives to be compliant with applicable governmental laws, rules and regulations.

In lieu of an Audit Committee, the Company’s Board of Directors is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company’s financial statements and other services provided by the Company’s independent public accountants. The Board of Directors reviews the Company’s internal accounting controls, practices and policies.

Director Independence

Our common stock is quoted for trading on the OTCQB and we are not required to have independent members of our Board of Directors. We do not identify any of our directors as being independent.

As described above, we do not currently have a separately designated audit, nominating or compensation committee.

Code of Ethics

The Company has adopted a Code of Ethical Business Conduct (the “Code of Ethics”) that applies to all of its directors, officers, employees, consultants, contractors and agents of the Company. The Code of Ethics has been reviewed and approved by the Board of Directors.

You can access our Code of Ethics on our website at http://investor.marleycoffee.com – “Corporate Governance”, and any stockholder who so requests may obtain a free copy of our Code of Ethics by submitting a written request to our Corporate Secretary. Additionally, the Company’s Code of Ethics was filed as an exhibit to the Company’s Form 8-K filed with the SEC on April 1, 2014, as Exhibit 14.1.

We intend to disclose any amendments to our Code of Ethics and any waivers with respect to our Code of Ethics granted to our principal executive officer, our principal financial officer, or any of our other employees performing similar functions on our website at www.marleycoffee.com within four business days after the amendment or waiver. In such case, the disclosure regarding the amendment or waiver will remain available on our website for at least 12 months after the initial disclosure. There have been no waivers granted with respect to our Code of Ethics to any such officers or employees to date.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who beneficially own more than 10% of our common stock to file reports of their ownership of, and transactions in, our common stock with the SEC and to furnish us with copies of the reports they file. Based solely upon our review of the Section 16(a) filings that have been furnished to us and representations by our directors and executive officers, we believe that all filings required to be made under Section 16(a) during fiscal 2014 were timely made, except that Brent Toevs, our Chief Executive Officer and director, inadvertently failed to timely report one (1) transaction on Form 4; and Anh Tran, our President and director, inadvertently failed to timely report one (1) transaction on Form 4. In making these statements, we have relied upon examination of the copies of Forms 3, 4, and 5, and amendments to these forms, provided to us and/or the written representations of our directors, executive officers, and 10% stockholders.

Pursuant to SEC rules, we are not required to disclose in this report any failure to timely file a Section 16(a) report that has been disclosed by us in a prior proxy statement or annual report.

ADVISORY BOARD

Effective June 27, 2014, we formed an Advisory Board to provide strategic guidance, independent advice and recommendations to the Board of Directors on the organization, funding, plan of operations, proposed joint ventures and partnerships, governance, marketing and expansion of the Company and its products and services, and on such other matters as the Directors may from time to time request input and guidance on. The Advisory Board has no authority to bind the Company or the Directors on any matters and was formed only to provide the Directors non-binding guidance and advice as requested by the Directors from time to time.

Effective on June 27, 2014, the Directors appointed (1) Mr. Michael Higgins; and (2) Mr. Anthony Schiano, as the initial members of the Advisory Board. The Directors also agreed to compensate the Advisory Board members for agreeing to be appointed to the Advisory Board and for services to the Advisory Board through the issuance of shares of common stock of the Company totaling $30,000 per year (the “Yearly Fees”).  The first Yearly Fees were payable to the Advisory Board members in connection with their appointment to the Advisory Board. As such, subject to certain confirmations and qualifications, each Advisory Board member will be issued 100,000 shares of restricted common stock of the Company (the “Advisory Board Shares”), representing the total number of shares of common stock equal to the total $30,000 in Yearly Fees divided by the five day average of the closing price of the Company’s common stock on the date immediately preceding the date of the grant of such shares ($0.30 per share).  The Advisory Board Shares are subject to forfeiture and vest to the members of the Advisory Board at the rate of 1/4th of such shares (25,000 shares) per quarter, on each of September 27, 2014, December 27, 2014, March 27, 2015 and June 27, 2015 (the “Vesting Dates” and “Vesting Terms”), provided that such applicable Advisory Board member remains a member of the Advisory Board through such periods.  Any unvested shares held by an Advisory Board member upon their removal, resignation or death will be forfeited back to the Company.

Brief biographical information of the Advisory Board members is provided below:

Michael Higgins, Advisory Board Member

Mr. Higgins is the Co-Chief Executive Officer of Mother Parkers Tea & Coffee Inc., one of the largest coffee and tea manufacturers in North America. As described in greater detail above, we are party to the MP Agreement with Mothers Parkers. Mother Parkers combines state-of-the-art technology and new product innovation with more than 100 years of quality and service excellence to deliver an exceptional beverage experience in mainstream and specialty coffee, tea, and complementary beverages.

We believe that Mr. Higgins is one of the beverage industry’s most experienced sales and marketing executives. He has worked in Mother Parkers family-owned company for over 40 years, playing an instrumental role in building the company’s owned brands and customer relationships in both foodservice and retail channels. In addition, he plays a pivotal role in overseeing Mother Parkers successful business partnerships with Trans Herbe, a herbal tea specialist and Qusac, a coffee decaffeination company; both as a Board Member and advisor.

Along with his brother and Co-Chief Executive Officer, Mr. Higgins has led the significant development of his company’s brands, including Mother Parkers coffee, Higgins & Burke™ tea, Martinson® coffee and cocoa, and Brown Gold coffee, as well as the private label tea and coffee brands of many of North America’s largest grocery and restaurant chains. Most recently under the Higgins’ leadership, Mother Parkers introduced breakthrough innovation with the launch of RealCup™ single-serve capsules featuring a patented non-woven filter, and EcoCup™, a new recyclable capsule that’s compatible with all K-cup® brewers.

As Co-Chief Executive Officers of Mother Parkers, Michael Higgins and his brother have earned the recognition of their peers and industry partners through several awards including the Golden Pencil from the Food Industry Association of Canada, the Successors Award for Canadian Business, and a Canadian Passion Capitalist recognition for having achieved sustainable success by creating “Passion Capital” amongst their employees. During the same period, Mother Parkers was named one of Canada’s 50 Best Managed Private Companies for three successive years and received several prestigious awards including: Outstanding Large Business of the Year Award from the Mississauga Board of Trade; Best New Plant of the Year Award in the United States for the new Fort Worth production facility; the Mayor’s Global Business Award in Fort Worth, Texas; and a Family Enterprise of the Year award from the Canadian Association of Family Enterprise.

Mr. Higgins is currently a director of the Tea Council of Canada. He is also a past-president of the Tea & Coffee Association of Canada, a former member of the Board of Governors of St. Andrew’s College, and past chairman and director of St. Bernard’s Hospital.

Anthony Schiano, Advisory Board Member

Mr. Schiano is the Principal at Business Solutions International (BSI), a consulting firm to Retailers, Equity Capital Managers, and Financial Analysts. He also serves as a board member for Furmano’s, a food service company, and Clemens Family Corporation, DBA Hatfield Quality Meats et al. Mr. Schiano is an Advisory Board Member for Four Seasons Produce and Board Member for Burle Industries.

Mr. Schiano has over 34 years of experience in the supermarket industry, having served as President/CEO for Giant Food Stores L.L.C. (a subsidiary of Royal Ahold N.V)(“Giant”), one of the leading supermarket chains in the United States with over 260 locations in six states. During Mr. Schiano’s tenure, Giant doubled its number of stores and nearly tripled its sales and operating earnings.

Mr. Schiano received a Lifetime Achievement Award from The Central Pennsylvania Chapter of Sales and Marketing Executives International (SMEI) for his record of accomplishment in sales and marketing in the business community.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth certain information concerning compensation earned by or paid to certain persons who we refer to as our “Named Executive Officers” for services provided for the fiscal years ended January 31, 2015 and 2014 (Fiscal 2015 and Fiscal 2014, respectively). Our Named Executive Officers include persons who (i) served as our principal executive officer or acted in a similar capacity during Fiscal 2015 and 2014, (ii) were serving at fiscal year-end as our two most highly compensated executive officers, other than the principal executive officer, whose total compensation exceeded $100,000, and (iii) if applicable, up to two additional individuals for whom disclosure would have been provided as a most highly compensated executive officer, but for the fact that the individual was not serving as an executive officer at fiscal year-end.

Summary Compensation Table

Name & Principal Position	Year	Salary*	Bonus	Option Awards (1)	Stock Awards (1)	All Other Compensation	Total
Brent R. Toevs	2015	$186,992 (2)	$50,000 (3)	$356,356 (4)	$32,065 (2)	$30,332 (5)	$655,745
Chief Executive Officer (Principal Executive Officer)	2014	$4,962 (6)	$45,000 (7)	$860,861 (8)	$169,938 (6)	$91,713 (5)	$1,172,474

Anh T. Tran	2015	$157,667 (9)	$50,000 (10)	$420,523 (11)	$24,200 (9)	$20,203 (12)	$672,593
President, Chief Operating Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)	2014	$3,746 (13)	$45,000 (14)	$860,861 (15)	$128,254 (13)	$94,447 (12)	$1,132,308

Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000. None of our named executive officers received any Non-Equity Incentive Plan Compensation or Nonqualified Deferred Compensation Earnings during the periods presented.

*           Represents the only consideration paid to Mr. Toevs or Mr. Tran in cash during the periods presented (other than expenses reimbursed in cash). The remainder of the consideration set forth above was paid in shares of common stock or options to purchase shares of common stock. Mr. Toevs and Mr. Tran have not exercised any of the stock options and have only sold a limited number of the shares of common stock that they were awarded.

(1)           Represents the aggregate grant/issuance date fair value of awards computed in accordance with FASB ASC Topic 718. See Note 1 to our financial statements included in this Annual Report for assumptions underlying the valuation of equity awards. These amounts do not represent the actual amounts paid to or realized by any of the Named Executive Officers during the respective periods.

(2)           A total of $32,065 of the compensation due to Mr. Toevs for the year ending January 31, 2015, was paid to Mr. Toevs by way of the issuance to Mr. Toevs of 94,309 shares of common stock, which were valued at $0.34 per share.

(3)           On December 4, 2014, the Company’s Board of Directors awarded a bonus of $50,000 to Mr. Toevs for services rendered during the 2015 fiscal year as an officer and director of the Company. The bonus was paid via the issuance of 263,157 shares of common stock issued pursuant to the Company’s 2012 Stock Incentive Plan and registered with the Commission pursuant to the Company’s Form S-8 Registration Statement, filed with the Commission on November 13, 2012 and amended on October 17, 2013. The 263,157 shares were valued at $50,000, based on the $0.19 per share closing price of the Company’s common stock on the date of grant.

(4)           On January 17, 2013, Mr. Toevs was granted stock options to purchase 1 million shares of common stock under the 2012 Stock Incentive Plan vesting over 4 years with an exercise price of $0.16 per share.  In addition, on September 10, 2013, Mr. Toevs was granted stock options to purchase 2 million shares of common stock under the 2013 Stock Incentive Plan vesting over 4 years with an exercise price of $0.46 per share.  The amount set forth in the table above represents the cost to the Company over the vesting life of the options.

(5)           This amount represents the reimbursement of personal expenses incurred on behalf of the business as outlined in Mr. Toev’s employment agreement such as allowances for retirement funding, car, phone and home office expenses.

(6)           A total of $169,938 of the compensation due to Mr. Toevs for the year ending January 31, 2014, was paid to Mr. Toevs by way of the issuance to Mr. Toevs of 482,483 shares of common stock, which were valued at between $0.30 and $0.45 per share.

(7)           On December 26, 2013, the Board approved a $45,000 bonus to Mr. Toevs for services provided during fiscal 2014, all of which was paid through the issuance of 123,288 shares of the Company’s common stock (valued at $0.365 per share) on January 7, 2014.

(8)           On September 10, 2013, the Board approved the grant of incentive stock options to Mr. Toevs, to purchase 2,000,000 shares of common stock at an exercise price of USD $0.46 per share, vesting annually in tranches of one-third of such options over a three-year period beginning August 1, 2013. On August 10, 2011, the Board approved the grant of incentive stock options to Mr. Toevs, to purchase 1,000,000 shares of common stock at an exercise price of USD $0.40 per share, vesting annually in tranches of one-third over a three-year period. Effective January 17, 2013, the options to purchase 666,667 shares of the Company’s common stock granted on August 10, 2011, which had not vested as of that date were cancelled, and the Company granted Mr. Toevs options to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.16 per share, which vest at the rate of 1/12th of such options per quarter (beginning March 31, 2013), and with a term of five years. Mr. Toevs has not exercised any of these options to date.

(9)           A total of $24,200 of the compensation due to Mr. Tran for the year ending January 31, 2015, was paid to Mr. Tran by way of the issuance of 71,176 shares of common stock, which were valued at $0.34 per share.

(10)           On December 4, 2014, the Company’s Board of Directors awarded a bonus of $50,000 to Mr. Tran for services rendered during the 2015 fiscal year as an officer and director of the Company. The bonus was paid via the issuance of 263,157 shares of common stock issued pursuant to the Company’s 2012 Stock Incentive Plan and registered with the Commission pursuant to the Company’s Form S-8 Registration Statement, filed with the Commission on November 13, 2012 and amended on October 17, 2013. The 263,157 shares were valued at $50,000, based on the $0.19 per share closing price of the Company’s common stock on the date of grant.

(11)           On January 17, 2013, Mr. Tran was granted stock options to purchase 2 million shares of common stock under the 2012 Stock Incentive Plan vesting over 4 years with an exercise price of $0.16 per share.  In addition, on September 10, 2013, Mr. Tran was granted stock options to purchase 2 million shares of common stock under the 2013 Stock Incentive Plan vesting over 4 years at a price of $0.46 per share.  The amount set forth in the table above represents the cost to the Company over the vesting life of the options.

(12)           This amount represents the reimbursement of personal expenses incurred on behalf of the business as outlined in Mr. Tran’s employment agreement, such as allowances for retirement funding, auto and home office expenses.

(13)           A total of $128,254 of the compensation due to Mr. Tran for the year ending January 31, 2014, was paid to Mr. Tran by way of the issuance to Mr. Tran of 396,951 shares of common stock, which were valued at between $0.30 and $0.45 per share.

(14)           On December 26, 2013, the Board approved a $45,000 bonus to Mr. Tran for services provided during fiscal 2014, all of which was paid through the issuance of 123,288 shares of the Company’s common stock (valued at $0.365 per share) on January 7, 2014.

(15)           On September 10, 2013, the Board approved the grant of incentive stock options to Mr. Tran, to purchase 2,000,000 shares of common stock at an exercise price of USD $0.46 per share, vesting annually in tranches of one-third of such options over a three-year period beginning August 1, 2013. On August 5, 2011, the Board approved the grant of incentive stock options to Mr. Tran, to purchase 2,000,000 shares of common stock at an exercise price of USD $0.40 per share, vesting annually in tranches of one-third of such options over a three-year period. Effective January 17, 2013, the options to purchase 1,333,333 shares of the Company’s common stock granted on August 5, 2011, which had not vested as of that date were cancelled, and the Company granted Mr. Tran options to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $0.16 per share, which vest at the rate of 1/12th of such options per quarter (beginning March 31, 2013), and with a term of five years. Mr. Tran has not exercised any of these options to date.

DIRECTOR COMPENSATION

The following table presents summary information regarding compensation of the non-executive members of our Board of Directors who served during any part of the fiscal year ended January 31, 2015.

Name (1)	Fees Earned Or Paid In Cash ($)	Option Awards ($)(1)	Stock Awards ($)(3)	All Other Compensation ($)	Total ($)

Rohan A. Marley	$161,454*	420,523(2)	$50,000 (4)	-	$631,977

* Accrued and unpaid.

No member of our Board of Directors received any Non-Equity Incentive Plan Compensation or Nonqualified Deferred Compensation Earnings during the periods presented. Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000.

(1)
Amounts in this column represent the aggregate grant date fair value of awards computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. See Note 1 to our financial statements included in this Annual Report on Form 10-K for assumptions underlying the valuation of equity awards.

(2)
On January 17, 2013, Mr. Marley was granted stock options to purchase 2 million shares of common stock under the 2012 Stock Incentive Plan vesting over 4 years with an exercise price of $0.16 per share.  In addition, on September 10, 2013, Mr. Marley was granted stock options to purchase 2 million shares of common stock under the 2013 Stock Incentive Plan vesting over 4 years with an exercise price of $0.46 per share.  The amount shown in the table above represents the cost to the Company over the vesting life of the options.

(3)	Amounts in this column represent the aggregate issuance date fair value of stock awards computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.
(4)
On December 4, 2014, the Company’s Board of Directors awarded a bonus of $50,000 to Mr. Marley for services rendered during the 2015 fiscal year as Chairman of the Company. The bonus was paid via the issuance of 263,157 shares of common stock issued pursuant to the Company’s 2012 Stock Incentive Plan and registered with the Commission pursuant to the Company’s Form S-8 Registration Statement, filed with the Commission on November 13, 2012 and amended on October 17, 2013. The 263,157 shares were valued at $50,000, based on the $0.19 per share closing price of the Company’s common stock on the date of grant.

Mr. Rohan Marley serves as Chairman of the Board of the Company. For his guidance and direction as Chairman of the Board of the Company, he is compensated a fee of $10,000 per month in addition to the occasional grant of the options and issuance of shares of our common stock in the discretion of the Board.

Our directors, Mr. Anh Tran and Mr. Brent Toevs, are not compensated for serving on the Board of Directors, other than through the compensation they receive as officers of the Company (described above).

 2015 Say-on-pay Voting Outcome

As part of the process for determining compensation for the Named Executive Officers for 2015, the Board of Directors considered the most recent “say on pay” non-binding stockholder advisory vote held in July 2014 regarding the Named Executive Officers’ 2014 compensation. The resolution approving 2014 executive compensation received approval of 34.2% of the total stockholder vote, including 97.37% of the total number of stockholders voting at the meeting. The Board of Directors considers the strong stockholder support of our 2014 compensation policies when making decisions regarding executive compensation.

Executive Employment Agreements

Brent Toevs

On September 10, 2013, the Company entered into an Amended and Restated Employment Agreement with its Chief Executive Officer, Brent Toevs. The Amended and Restated Employment Agreement amended, restated and replaced the prior employment agreement of Mr. Toevs effective August 8, 2011. The Amended and Restated Employment Agreement has a term extending until August 1, 2016.

Mr. Toevs’ Amended and Restated Employment Agreement provides for him to receive a yearly salary of $192,390, with ten percent (10%) annual increases; annual bonuses in the discretion of the Board of Directors; and up to $10,000 per year for contribution, up to the maximum U.S. Federal amount, to his Individual Retirement Account. Mr. Toevs may also receive a cash bonus following the end of each fiscal year upon the satisfaction, as determined by the Board at its sole discretion, of performance objectives as established by the Board on an annual basis. Mr. Toevs is also entitled to receive up to $10,000 per year for contribution, up to the maximum U.S. Federal amount, to his Individual Retirement Account. Further, in addition to standard benefits, the Company agreed to compensate Mr. Toevs for annual home office costs (equipment, supplies, telecommunication costs) in the amount of USD$3,600, fees for fiscal year-end tax preparation and personal financial planning/investment advice in the amount of USD$1,000, annual mobile phone and plan expenses in the amount of USD$2,400, and vehicle expenses (combined lease expense, gas and maintenance) in the annual amount of USD$24,000. Mr. Toevs was issued 100,000 shares of the Company’s common stock in consideration for agreeing to the terms of the amended agreement and was granted five year options to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $0.46 per share, with options to purchase 666,666 shares vesting on August 1, 2014 and options to purchase 666,667 shares vesting on August 1, 2015 and 2016, respectively, subject to the terms of the Company’s equity incentive plans.

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

Anh T. Tran

On September 10, 2013, the Company entered into an Amended and Restated Employment Agreement with its President and Chief Operating Officer, Anh Tran. The Amended and Restated Employment Agreement amended, restated and replaced the prior employment agreement of Mr. Tran effective August 5, 2011. The Amended and Restated Employment Agreement has a term extending until August 1, 2016.

The agreement provides for Mr. Tran to receive an annual salary of $120,000, less ordinary withholdings, with a ten percent (10%) annual incremental increase, subject to change from time to time as the Board or a compensation committee of the Board may determine and approve. Mr. Tran may also receive a cash bonus following the end of each fiscal year upon the satisfaction, as determined by the Board at its sole discretion, of performance objectives as established by the Board on an annual basis. Mr. Tran is also entitled to receive up to $10,000 per year for contribution, up to the maximum U.S. Federal amount, to his Individual Retirement Account. In addition to standard benefits, the Company agreed to pay Mr. Tran for the costs of maintaining a home office (equipment, supplies, and telecommunication costs) and for a mobile phone and plan. In the event of termination of Mr. Tran’s employment by the Company without cause or Mr. Tran for good reason (as described in the agreement), the Company agreed to pay Mr. Tran, in addition to all other compensation which he would be due, two months of salary under the agreement as severance pay (or such lesser amount of months then left on the term).

Mr. Tran was issued 100,000 shares of the Company’s common stock in consideration for agreeing to the terms of the amended agreement and was granted five year options to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $0.46 per share, with options to purchase 666,666 shares vesting on August 1, 2014 and options to purchase 666,667 shares vesting on August 1, 2015 and 2016, respectively, subject to the terms of the Company’s equity incentive plans.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table summarizes certain information regarding unexercised stock options outstanding as of January 31, 2015 for each of the Named Officers.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price	Option Expiration Date
Brent R. Toevs	333,333	-		$0.40	8/10/17
	666,667	333,333	(1)	$0.16	1/17/18
	666,666	1,333,334	(2)	$0.46	9/10/18

Anh T. Tran	666,667	-		$0.40	8/05/17
	1,333,333	666,667	(1)	$0.16	1/17/18
	666,666	1,333,334	(2)	$0.46	9/10/18

(1)	The options vest at the rate of 1/12th of such options per quarter over a three-year period, beginning on March 31, 2013.
(2)	The options vest at the rate of 1/3rd of such options per year over a three-year period, beginning with the first vesting date on August 1, 2014.

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

Criteria for Compensation Levels

The Company seeks to attract and retain qualified executives and employees to positively contribute to the success of the Company for the benefit of its various stakeholders, the most important of which is its stockholders, but also including its officers, employees, and the communities in which the Company operates.

The Board of Directors (in establishing compensation levels for the Company’s Chief Executive Officer and President) and the Company (in establishing compensation levels for other executives) may consider many factors, including, but not limited to, the individual’s abilities and performance that results in: the advancement of corporate goals of the Company, execution of the Company’s business strategies, contributions to positive financial results, and contributions to the development of the management team and other employees. In determining compensation levels, the Board of Directors may also consider the experience level of each particular individual and/or the compensation level of executives in similarly situated companies in our industry.

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

•
The Company’s compensation plans will be strategy-focused, competitive, and recognize and reward individual and group contributions and results. The Company’s compensation plans will strive to promote an alignment of the interests of employees with the interests of the stockholders by having a portion of compensation based on financial results and actions that will generate future stockholder value.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of our common stock by (i) each person who is known by the Company to own beneficially more than five percent (5%) of our outstanding voting stock; (ii) each of our directors; (iii) each of our executive officers; and (iv) all of our current executive officers and directors as a group, as of May 1, 2015.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and/or investing power with respect to securities. These rules generally provide that shares of common stock subject to options, warrants or other convertible securities that are currently exercisable or convertible, or exercisable or convertible within 60 days of May 1, 2015, are deemed to be outstanding and to be beneficially owned by the person or group holding such options, warrants or other convertible securities for the purpose of computing the percentage ownership of such person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group.

To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, (a) the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to applicable community property laws; and (b) no person owns more than 5% of our common stock. Unless otherwise indicated, the address for each of the officers or directors listed in the table below is 4730 Tejon St., Denver, Colorado 80211.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (a)

Executive Officers and Directors

Common Stock	Rohan A. Marley (1)	16,792,955	13.1%
Common Stock	Anh T. Tran (2)	5,088,922	4.0%
Common Stock	Brent Toevs (3)	2,873,607	2.3%

All Executive Officers and Directors as a Group (Three Persons)		24,755,484	18.6%

5% Stockholders

Common Stock	Straight Path Capital (4)	6,250,000	5.0%

Common Stock	Mother Parkers Tea & Coffee Inc. (5)	12,983,529 (6)	9.99% (6)

(a) Calculated based on 125,545,910 shares outstanding as of May 1, 2015.

* Indicates beneficial ownership of less than 1% of the total outstanding common stock.

(1) Includes 2,000,000 shares held by Marley Coffee, LLC, which shares Mr. Marley is deemed to beneficially own. Includes options to purchase 2,850,000 shares of common stock which have vested to Mr. Marley to date, including options to purchase (a) 666,667 shares of common stock at an exercise price of $0.40 per share, which expire if unexercised on August 5, 2017; (b) options to purchase 1,516,667 shares of common stock at an exercise price of $0.16 per share, which expire if unexercised on January 17, 2018; and (c) options to purchase 666,666 shares of common stock at an exercise price of $0.46 per share, which expire if unexercised on September 10, 2018.  Does not include various other options which have not vested as of the date of this report and will not vest within the next 60 days.

(2) Includes options to purchase 3,000,000 shares of common stock which have vested to Mr. Tran date, including options to purchase (a) 666,667 shares of common stock at an exercise price of $0.40 per share, which expire if unexercised on August 5, 2017; (b) options to purchase 1,666,667 shares of common stock at an exercise price of $0.16 per share, which expire if unexercised on January 17, 2018; and (c) options to purchase 666,666 shares of common stock at an exercise price of $0.46 per share, which expire if unexercised on September 10, 2018. Does not include various other options which have not vested as of the date of this report and will not vest within the next 60 days.

(3) Includes options to purchase 1,833,332 shares of common stock which have vested to Mr. Toevs to date, including options to purchase (a) 333,333 shares of common stock at an exercise price of $0.40 per share, which expire if unexercised on August 10, 2017; (b) options to purchase 813,333 shares of common stock at an exercise price of $0.16 per share, which expire if unexercised on January 17, 2018; and (c) options to purchase 666,666 shares of common stock at an exercise price of $0.46 per share, which expire if unexercised on September 10, 2018. Does not include various other options which have not vested as of the date of this report and will not vest within the next 60 days.

(4) The mailing address of the beneficial owner is 10 Great George Street, London SW103Ae, England. Raymond Hall is the managing director of Straight Path Capital and the Company believes that Mr. Hall has voting and dispositive control over the securities held by it.

(5) The beneficial owners of the shares of common stock held by Mother Parkers Tea & Coffee Inc. are Paul Higgins, Jr. and Michael Higgins, its Co-Chief Executive Officers. The address of Mother Parkers Tea & Coffee Inc. is 2531 Stanfield Road, Mississauga, Ontario L4Y 1S4.

(6) Mother Parkers Tea & Coffee Inc. holds 7,333,529 shares of our common stock and warrants to purchase 7,333,529 shares of our common stock, the warrants have an exercise price of $0.51135 per share, a term of three years and prohibit Mother Parkers Tea & Coffee Inc. from exercising such warrants to the extent such exercise would result in the beneficial ownership of more than 9.99% of the Company’s common stock, subject to Mother Parkers’ right to waive such limitation with 61 days prior written notice (the “Mother Parker’s Ownership Limitation”). The number of shares listed as beneficially owned by Mother Parkers Tea & Coffee Inc. in the table above takes into account the Mother Parker’s Ownership Limitation, and does not include 1,683,529 shares of common stock issuable upon exercise of the warrants, which if exercised by Mother Parkers Tea & Coffee Inc. would exceed the Mother Parker’s Ownership Limitation.

Changes in Control

The Company is not aware of any arrangements which may at a subsequent date result in a change of control of the Company.

EQUITY COMPENSATION PLAN INFORMATION
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (A)	Weighted-average exercise price of outstanding options, warrants and rights (B)		Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column A) (C)

Equity compensation plans approved by stockholders	13,830,000		$0.34	2,310,750

Equity compensation plans not approved by stockholders	4,000,000		0.40	16,333,333

Total	17,830,000	$		18,644,083

2011 Equity Compensation Plan

On August 5, 2011, the Board of Directors approved the Company’s 2011 Equity Compensation Plan (the “2011 Plan”). The 2011 Plan authorizes the issuance of various forms of stock-based awards, including incentive or non-qualified options, restricted stock awards, performance shares and other securities as described in greater detail in the 2011 Plan, to the Company’s employees, officers, directors and consultants. A total of 20,000,000 shares are authorized for issuance under the 2011 Plan, which has not been approved by the stockholders of the Company to date, and as of the date of this filing, a total of 16,333,333 shares are available for issuance under the 2011 Plan.

2012 Equity Incentive Plan

On October 14, 2012, the Board of Directors approved the Company’s 2012 Equity Incentive Plan, which was amended and restated on September 19, 2013 (as amended and restated, the “2012 Plan”). The 2012 Plan authorizes the issuance of various forms of stock-based awards, including incentive or non-qualified options, restricted stock awards, restricted units, stock appreciation rights, performance shares and other securities as described in greater detail in the 2012 Plan, to the Company’s employees, officers, directors and consultants. A total of 12,000,000 shares are authorized for issuance under the 2012 Plan, which has been approved by the stockholders of the Company, and as of the date of this filing, a total of 60,717 shares are available for issuance under the 2012 Plan.

2013 Equity Incentive Plan

On September 10, 2013, the Board of Directors approved the Company’s 2013 Equity Incentive Plan (the “2013 Plan”). The 2013 Plan authorizes the issuance of various forms of stock-based awards, including incentive or non-qualified options, restricted stock awards, restricted units, stock appreciation rights, performance shares and other securities as described in greater detail in the 2013 Plan, to the Company’s employees, officers, directors and consultants. A total of 12,000,000 shares are authorized for issuance under the 2013 Plan, which has been approved by the stockholders of the Company to date, and as of the date of this filing, a total of 2,250,033 shares are available for issuance under the 2013 Plan.

The Plans are administered by the Board of Directors in its discretion. The Board of Directors interprets the Plans and has broad discretion to select the eligible persons to whom awards will be granted, as well as the type, size and terms and conditions of each award, including the exercise price of stock options, the number of shares subject to awards, the expiration date of awards, and the vesting schedule or other restrictions applicable to awards.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as discussed below or otherwise disclosed above under “Item 11. Executive Compensation”, the following sets forth a summary of all transactions since the beginning of the fiscal year of 2014, or any currently proposed transaction, in which the Company was to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at the fiscal year-end for 2015 and 2014, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Item 11. Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

Marley Coffee Ltd

During the years ended January 31, 2015 and 2014, the Company made purchases of $764,598 and $659,132, respectively, from Marley Coffee Ltd. (“MC”) a producer of Jamaican Blue Mountain coffee that the Company purchases in the normal course of its business. The Company directs these purchases to third-party roasters for fulfillment of sales orders. The Company’s Chairman, Rohan Marley, is an owner of approximately 25% of the equity of MC.

Note Payable

We entered into the License Agreement with MCL in March 2010 and in connection with an amendment to the License Agreement (which has since been terminated) entered into in August 2011, we agreed to assume $126,000 of obligations by paying MCL $55,000, with the balance being paid, with no interest, in equal monthly installments over a period of eighteen months. The balance was fully paid at January 31, 2014.

Mother Parkers Tea & Coffee Inc. Transactions

On April 24, 2014, we entered into a Subscription Agreement with Mother Parkers Tea & Coffee Inc. (“Mother Parkers” and the “Subscription”). Pursuant to the Subscription, Mother Parkers purchased 7,333,529 units from the Company, each consisting of (a) one share of the Company’s common stock, $0.001 par value per share (the “Shares”); and (b) one (1) warrant to purchase one share of the Company’s common stock (the “Warrants” and collectively with the Shares, the “Units”) at a price per Unit equal to the fifty day weighted-average price per share of the Company’s common stock on the OTCQB market, for the fifty trading days ending March 7, 2014 (the date the parties first discussed the transactions contemplated by the Subscription), which was $0.34 (the “Per Unit Price”). The total purchase price paid for the Units was $2,500,000. As a result of the Subscription, Mother Parkers became a greater than 5% stockholder of the Company.

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

Mother Parkers is one of the Company’s two main suppliers of coffee products and the Company is currently subject to a license agreement with Mother Parkers (described below). Purchases from Mother Parkers accounted for approximately 56% of total coffee vendor purchases of the Company for the fiscal year ended January 31, 2015 and approximately 60% of total purchases for the fiscal year ended January 31, 2014. Additionally, during the fiscal years ended January 31, 2015 and 2014, Mother Parkers accounted for approximately 17% and 19% of our revenues, respectively.

Effective May 20, 2014, we entered into an Amended and Restated License Agreement with Mother Parkers (the “MP Agreement”), which amended and restated a prior license agreement entered into between the parties in October 2011. Pursuant to the MP Agreement, the Company granted Mother Parkers the exclusive right to manufacture, process, package, label, distribute and sell single serve hard capsules (which excludes single serve soft pods) (the “Product”) on behalf of the Company in Canada, the United States of America and Mexico. The rights granted under the MP Agreement are subject to certain terms and conditions of our FSHR License Agreement (defined and described below under “Fifty-Six Hope Road Music Limited”, pursuant to which we have a worldwide, exclusive, non-transferable license to utilize certain of the “Marley Coffee” trademarks (the “Trademarks”).

Pursuant to the MP Agreement, Mother Parkers is required to, among other things, supply all ingredients and materials, labor, manufacturing equipment and other resources necessary to manufacture and package the Product, develop coffee blends set forth in specifications provided by the Company from time to time, procure coffee beans in the open market (or from the Company’s designee) at favorable prices, set prices for the Product in a manner that is competitive in the market place and deliver Product logo/brand designs to the Company for approval prior to manufacturing any such Product. We are required to, among other things, cross-promote the Product, use Product images and marketing materials provided by Mother Parkers to promote the Product, and provide the services of Rohan Marley (our Chairman) at a minimum of five locations per year at the Company’s sole cost and expense. There are no minimum volume or delivery requirements under the MP Agreement. Pursuant to the MP Agreement, Mother Parkers agreed to pay us a fee of $0.06 per capsule for Talkin’ Blues products and $0.04 per capsule for all other Product sold under the agreement, which payments are due in monthly installments.

The MP Agreement has a term of five years, provided that it automatically renews thereafter for additional one year periods if not terminated by the parties, provided further that we are not able to terminate the agreement within the first 12 months of the term of the agreement and if we terminate the agreement or take any action that lessens or diminishes Mother Parkers’ exclusive rights under the agreement during months 12 through 36 of the agreement, we are required to pay Mother Parkers a fee of $600,000 and reimburse Mother Parkers for any out of pocket costs incurred by Mother Parkers for inventory and other materials that are unsalable or unusable after such termination. Notwithstanding the requirements above, either party may terminate the agreement at any time (a) upon the default of the agreement by the other party, if such default is not cured within 30 days (45 days if the default is not capable of being cured within 30 days and 10 days in the event the default relates to non-payment of fees due) after written notice thereof is provided by the non-defaulting party; or (b) upon the bankruptcy or similar proceeding involving the other party, the dissolution or liquidation of the other party, a seizure or attachment of the other party’s property or assets, or the commencement of litigation proceedings involving Mother Parkers’ use of the Trademarks (which right to termination is in favor of Mother Parkers only). Additionally, Mother Parkers has the right to terminate the agreement at any time for any reason with 90 days prior written notice. In the event of the termination of the agreement for any reason, we are required to purchase any and all unsold Products (including raw or packaged materials) from Mother Parkers.

In the event of a product recall resulting from the Company’s act or omission, we are required to pay all costs and expenses associated with such recall. The MP Agreement requires that the parties review the terms and conditions of the agreement on a yearly basis. Additionally, the agreement requires that Mother Parkers allocate $100,000 annually to be used for marketing activities mutually agreed to by Mother Parkers and the Company.

The MP Agreement contains customary confidentiality and indemnification requirements and covenants typical of agreements similar to the MP Agreement.

Fifty-Six Hope Road Music Limited

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

In consideration for the foregoing licenses, the Company agreed to pay royalties to Fifty-Six Hope Road in an amount equal to 3% of the net sales of all Licensed Products on a quarterly basis. In addition, such royalty payments are to be deferred during the first 20 months of the term of the FSHR License Agreement, and such deferred payments shall be paid on a quarterly-basis thereafter until paid in full. At January 31, 2015, $60,090 is accrued for such royalty fees with $205,860 having been paid during the year ended January 31, 2015.

The FSHR License Agreement superseded and replaced the trademark license agreement dated March 31, 2010, as amended on August 5, 2011, between the Company and MCL, pursuant to which MCL granted the Company an exclusive, terminable sub-license to use the Trademarks (the “MCL License Agreement”). Previously, in connection with the MCL License Agreement, Fifty-Six Hope Road had granted a worldwide, exclusive, terminable oral license to MCL to utilize the Trademarks and further granted the right for MCL to grant to the Company an exclusive, terminable sub-license to use the Trademarks. As part of the consideration provided by the Company to MCL pursuant to the terms of the MCL License Agreement, effective March 31, 2010, the Company agreed to issue to MCL 10,000,000 shares of common stock of the Company as follows: 1,000,000 shares of the Company’s common stock upon execution of such Agreement, and an additional 1,000,000 shares of common stock on each anniversary of the execution of the Trademark License Agreement for the following nine years, through March 31, 2019. As of December 2012, the Company had issued a total of 2,000,000 shares of the Company’s common stock to MCL.

In connection with the execution of the FSHR License Agreement, the Company and MCL entered into a letter agreement dated as of September 13, 2012 (the “MCL Termination Agreement”) terminating the MCL License Agreement. Pursuant to the MCL Termination Agreement; MCL waived the 30-day notice requirement for termination thereunder. The MCL Termination Agreement stated that all of the Company’s obligations under the MCL Trademarks License Agreement were terminated except that the Company remained obligated to: (i) issue to MCL the 1 million shares of its common stock which were due to MCL on the March 31, 2012 anniversary of the MCL License Agreement, provided that subsequent to the date of the MCL Termination Agreement, MCL verbally agreed to forego and release the Company from its obligation to issue the 1 million additional shares which were never issued, and (ii) repay the remaining outstanding debt obligation of $19,715 in monthly installments with the final installment to be paid in February 2013, which has been paid to date.

Promoters and Certain Control Persons

Brent Toevs

From 2001 to 2011, Mr. Toevs was co-founder and partner of National Coffee Service & Vending (“NCS&V”). On April 25, 2011, the Company entered into an Exclusive Sales and Marketing Agreement (the “NCSV Agreement”) with NCSV. Pursuant to the NCSV Agreement, we agreed to appoint NCSV as our exclusive agent and distributor of “Jammin Java Coffee” brand roasted coffee within the U.S. (the “Products”) in the office coffee vending, office products, water, and other industries featuring a “break room,” and divisions and offshoots thereof. Pursuant to the NCSV Agreement, we share net profits generated by this agreement with NCSV on a 60/40 basis (with 60% of such net profits being provided to the Company).

Pursuant to the NCSV Agreement, NCSV is responsible for marketing and distributing Products and we agreed to refer all inquiries for purchase of the Products to NCSV (subject to small quantities of Products being referred to separate sub-agents). We also agreed not to compete with NCSV for sales and to refer to NCSV any sales relating to the Products and segments covered by the NCSV Agreement.

The NCSV Agreement remained in effect until April 25, 2014, and automatically renewed for an additional two year period and will continue to do so thereafter on a rolling basis, unless terminated by either party at least 30 days prior to the end of such applicable renewal term. The NCSV Agreement can be terminated in the event of a breach of the NCSV Agreement (by the non-breaching party) or if the terminating party pays the non-terminating party a lump sum equal to the estimated net profit which would have been due to the non-terminating party if the NCSV Agreement had remained in effect for an additional 24 months from the termination date of the NCSV Agreement (based on the prior 12 months’ net profit).

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

As described above, we do not currently have a separately designated audit, nominating or compensation committee.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

Our Board of Directors approves in advance the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

Audit Fees

The following table presents the estimated aggregate fees incurred for services performed during our last two fiscal years, all of which were approved by our Board of Directors.

	Fiscal Year Ended January 31,
	2015	2014
Audit fees(1)	$98,954	$87,500
Audit-related fees(2)	-0-	-0-
Tax fees(3)	-0-	10,423
All other fees	-0-	-0-
Total fees	$98,954	$97,923

(1)	Audit fees include professional services rendered for the audit and/or reviews of our financial statements and in connection with statutory and regulatory filings or engagements.
(2)
Audit-related fees include assurance and related services that were reasonably related to the performance of the audit or review of our financial statements that are not included under footnote (1) above.

(3)	Tax fees include professional services relating to preparation of the annual tax return.

All Other Fees: None.

We do not use the auditors for financial information system design and implementation. Such services, which include designing or implementing a system that aggregates source data underlying the financial statements or that generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage the auditors to provide compliance outsourcing services.

The Board of Directors has considered the nature and amount of fees billed by Squar and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Squar’s independence.

Pre-Approval Policies

It is the policy of our Board of Directors that all services to be provided by our independent registered public accounting firm, including audit services and permitted audit-related and non-audit services, must be pre-approved by our Board of Directors. Our Board of Directors pre-approved all services, audit and non-audit related, provided to us by our independent auditors for fiscal 2015 and 2014.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)   Documents filed as part of this report

(1)	All financial statements

(2)	Financial Statement Schedules

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto included in this Form 10-K.

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

Date: May 1, 2015

By: /s/ Anh Tran
Anh Tran
President, Chief Operating Officer, Secretary and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

Date: May 1, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brent Toevs	Chief Executive Officer	May 1, 2015
Brent Toevs	(Principal Executive Officer)
Director

/s/ Anh Tran	President, Chief Operating Officer,	May 1, 2015
Anh Tran	Secretary and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)
Director

/s/ Rohan Marley	Chairman of the Board of Directors	May 1, 2015
Rohan Marley

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Jammin Java Corp. (the “Company”) as of January 31, 2015 and 2014, and the related statements of operations, stockholders’ equity(deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jammin Java Corp. as of January 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 under "Basis of Presentation," the Company has incurred operating losses from inception, has an accumulated deficit approximating $24,044,000, and has only recently generated revenues from its principal operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SQUAR, MILNER, PETERSON, MIRANDA & WILLIAMSON, LLP
Newport Beach, California
May 1, 2015

JAMMIN JAVA CORP.
BALANCE SHEETS

	January 31,	January 31,
	2015	2014

Assets
Current Assets:
Cash and cash equivalents	$443,189	$857,122
Accounts receivable, net	1,154,252	1,085,947
Notes receivable - related party	-	2,724
Inventory	197,581	354,932
Prepaid expenses	18,986	1,163,914
Other current assets	3,784	41,430
Total Current Assets	1,817,792	3,506,069

Property and equipment, net	381,248	440,194
Intangible assets, net	734,753	792,688
Other assets	23,567	15,716
Total Assets	$2,957,360	$4,754,667

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$2,492,900	$1,181,510
Payable to Ironridge in common shares	-	369,589
Accrued expenses	477,229	123,856
Accrued royalty and other expenses - related party	81,078	219,799
Notes payable	-	4,965
Total Current Liabilities	3,051,207	1,899,719

Total Liabilities	3,051,207	1,899,719

Stockholders' Equity:
Common stock, $.001 par value, 5,112,861,525 shares authorized; 124,691,748 and 104,085,210 shares issued and outstanding, as of January 31, 2015 and January 31, 2014, respectively	124,692	103,166
Additional paid-in-capital	23,825,294	16,514,630
Accumulated deficit	(24,043,833)	(13,762,848)
Total Stockholders' Equity (Deficit)	(93,847)	2,854,948

Total Liabilities and Stockholders' Equity	$2,957,360	$4,754,667

See accompanying notes to financial statements

JAMMIN JAVA CORP.
STATEMENTS OF OPERATIONS

	Years Ended January 31,
	2015	2014

Revenue:	$9,569,791	$6,077,956
Discounts and allowances	(668,424)	(433,745)
Net revenue	8,901,367	5,644,211

Cost of sales:
Cost of sales products	6,955,321	4,940,546
Total cost of sales	6,955,321	4,940,546

Gross Profit	1,946,046	703,665

Operating Expenses:
Compensation and benefits	4,465,889	2,298,951
Selling and marketing	3,150,274	1,012,789
General and administrative	2,807,296	1,931,947
Total operating expenses	10,423,459	5,243,687

Other income (expense):
Other income (expense)	(1,799,543)	(2,055,584)
Interest expense	(4,029)	(108,424)
Total other income (expense)	(1,803,572)	(2,164,008)

Net Loss	$(10,280,985)	$(6,704,030)

Net loss per share:
Basic and diluted loss per share	$(0.09)	$(0.07)

Weighted average common shares outstanding - basic and diluted	120,201,082	93,430,025

See accompanying notes to financial statements

	JAMMIN JAVA CORP.
	STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Common Stock
	Shares	Amount	Shares To Be Issued	Paid-In Capital	Accumulated Deficit	Totals

Balance, January 31, 2013	79,373,546	$79,377	-	$7,081,011	$(7,058,818)	$101,570

Issuance of common stock for services	3,505,914	3,505	-	1,340,697	-	1,344,202
Issuance of common stock for cash	647,137	647	-	245,353	-	246,000
Issuance of common stock for asset purchase agreements	250,000	408	158,039	170,710	-	171,118
Shares issued to Ironridge for debt extinguishment	19,877,591	19,129	-	6,591,535	-	6,610,664
Cancellation of TCA shares	(588,235)	-	-	(100,000)	-	(100,000)
Exercise of stock options	100,000	100	50,000	23,900	-	24,000
Option expense		-	-	1,161,424	-	1,161,424
Shares issued for services (subsequently rescinded) (1)	919,257	-	-	-	-	-
Net loss	-	-	-	-	(6,704,030)	(6,704,030)
Balance, January 31, 2014	104,085,210	103,166	208,039	16,514,630	(13,762,848)	2,854,948

Issuance of common stock for services	1,764,356	1,764	-	425,678	-	427,442
Issuance of common stock for cash	7,333,529	7,334	-	2,492,666	-	2,500,000
Shares issued to Ironridge	12,219,871	12,220	-	2,527,533	-	2,539,753
Shares to be issued to Black Rock Beverage	158,039	158	(158,039)	(158)	-	-
Exercise of stock options	50,000	50	(50,000)	(50)	-	-
Option expense	-	-	-	1,864,995	-	1,864,995
Shares rescinded (1)	(919,257)	-	-	-	-	-
Net loss	-	-	-	-	(10,280,985)	(10,280,985)
Balance, January 31, 2015	124,691,748	$124,692	-	$23,825,294	$(23,842,935)	$(93,847)

(1) Shares were issued as consideration for a consulting agreement that was subsequently rescinded and the shares were returned in March 2014. No amount has been recorded to common stock or additional paid-in capital for these shares due to the rescission.

See accompanying notes to financial statements

JAMMIN JAVA CORP.
STATEMENTS OF CASH FLOWS

	Years Ended January 31,
	2015		2014
Cash Flows From Operating Activities:
Net loss		$(10,280,985)	$(6,704,030)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Common stock issued for services		427,442	1,344,202
Shared-based employee compensation		1,864,995	1,161,424
Depreciation		115,372	32,421
Provision for bad debts		100,000	-
Amortization of license agreement		46,292	42,147
Amortization of intangible assets		11,643	8,894
Amortization of debt discount and deferred financing costs		-	43,490
Loss on settlement of liabilities		1,957,312	1,736,194
Changes in operating assets and liabilities:
Accounts receivable		(68,305)	(670,226)
Notes receivable - related party		2,724	(2,724)
Inventory		157,351	(279,276)
Prepaid expenses and other current assets		1,182,574	(1,007,693)
Other assets - long term		(7,851)	(15,716)
Accounts payable		1,311,390	5,562,906
Accounts payable - related party		-	(2,258)
Accrued expenses		353,373	31,270
Accrued royalty and other expenses - related party		(138,721)	189,726
Bank Overdraft		-	(8,931)
Derivative liability		-	(120,006)
Net cash provided by (used in) operating activities		(2,965,394)	1,341,814

Cash Flows From Investing Activities:
Purchases of property and equipment		56,426	(445,510)
Acquisition of business, net of cash received		-	(50,000)
Investment in restricted cash		-	65,382
Net cash provided by (used in) investing activities		56,426	(430,128)

Cash Flows From Financing Activities:
Common stock issued for cash		2,500,000	246,000
Exercise of stock options		-	24,000
Repayment of notes payable - related party		-	(11,825)
Advances from related parties		-	2,371
Repayment of promissory note, net of financing costs		-	(350,000)
Financing on short term debt		(4,965)	34,890
Net cash provided by (used in) financing activities		2,495,035	(54,564)

Net change in cash and cash equivalents		(413,933)	857,122
Cash and cash equivalents at beginning of year		857,122	-
Cash and cash equivalents at end of year		$443,189	$857,122

Supplemental Cash Flow Information:
Cash paid for interest		$-	$54,103

Non-Cash Transactions:
Financed insurance policy	$	.	$12,414
Extinguishment of debt for stock		$2,539,753	$6,610,664
Common stock issued for acquisitions		$-	$171,118

See accompanying notes to financial statements

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

As used herein, the terms “we,” “us,” “our,” “Jammin Java” and “Company” mean Jammin Java Corp., unless otherwise indicated. All dollar amounts in these financial statements are in U.S. dollars unless otherwise stated.

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

The Company has incurred net losses of $10,280,985 and $6,704,030 for the years ended January 31, 2015 and 2014, respectively and has an accumulated deficit of $24,043,833 at January 31, 2015. In addition to the Company’s recent history of losses, the Company has only recently begun to generate revenue as part of its principal operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Further, the operations of the Company have primarily been funded by the issuance of common stock and debt.  In order for us to conduct our business for the next twelve months and to continue operations thereafter and be able to discharge our liabilities and commitments in the normal course of business, we must increase sales, reduce operating expenses, and potentially raise additional funds, through either debt and/or equity financing to meet our working capital needs. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may be required to curtail its operations.

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

Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as certain financial statement disclosures. Certain accounting principles require subjective and complex judgments to be used in the preparation of financial statements. Accordingly, a different financial presentation could result depending on the judgments, estimates, or assumptions that are used. Such estimates and assumptions include, but are not specifically limited to, those required in the assessment of the impairment of long-lived assets, the allowance for doubtful accounts, valuation allowances for deferred tax assets, and valuation of our financial and equity instruments. While management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from these estimates.

Fair Value of Financial Instruments. The carrying amount of the Company’s cash, accounts receivables, accounts payables, approximates their estimated fair values due to the short-term maturities of those financial instruments.

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

Cash and Cash Equivalents. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. At January 31, 2015 and 2014, the Company has no cash equivalents. No funds were invested in money market accounts during the year ended January 31, 2015.

Concentrations of Credit Risk. Our cash and cash equivalents are principally on deposit in a non-insured short-term asset management account at a large financial institution. Accounts receivable potentially subject us to concentrations of credit risk. Currently, our customer base is comprised of only a limited number of customers (see Note 14).

Revenue Recognition. Revenue is derived from the sale of coffee products and is recognized on a gross basis upon shipment to the customer. All revenue is recognized when (i) persuasive evidence of an arrangement exists; (ii) the service or sale is completed; (iii) the price is fixed or determinable; and (iv) the ability to collect is reasonably assured.  Revenue is recognized as the net amount estimated to be received after deducting estimated amounts for discounts, trade allowances and product terms. We record promotional and return allowances based on recent and historical trends. Promotional allowances, including customer incentive and trade promotion activities, are recorded as a reduction to sales based on amounts estimated being due to customers, based primarily on historical utilization and redemption rates. Discounts and promotional allowances deducted from sales for fiscal years 2015 and 2014 were $668,424 and $433,745, respectively.

The Company utilizes third parties for the production and fulfillment of orders placed by customers. The Company, acting as principal, takes title to the product and assumes the risks of ownership; namely, the risks of loss for collection, delivery and returns.

Allowance for Doubtful Accounts.  The Company does not require collateral from its customers with respect to accounts receivable. The Company determines any required allowance by considering a number of factors, including the terms for each customer, and the length of time accounts receivable are outstanding. Management provides an allowance for accounts receivable whenever it is evident that they become uncollectible. The Company has determined that a $100,000 allowance for doubtful accounts was required at January 31, 2015 and $0 for January 31, 2014.   Because our accounts receivable are concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse effect on the collectability of our accounts receivable and our future operating results.

Inventories. Inventories are stated at the lower of cost or market. Cost is computed using weighted average cost, which approximates actual cost, on a first-in, first-out basis. Inventories on hand are evaluated on an on-going basis to determine if any items are obsolete or in excess of future needs. Items determined to be obsolete are reserved for. The Company provides for the possible inability to sell its inventories by providing an excess inventory reserve. As of January 31, 2015 and 2014, the Company determined that no reserve was required.

Acquisition of BlackRock Beverage Services, Inc. and Bike Caffe Franchising Inc.  On August 16, 2013, the Company purchased certain assets including inventory, fixed assets, and IP owned by BlackRock Beverage Services Inc. for $81,118 in total consideration consisting of $10,000 in cash and 158,039 common shares of the Company valued at $71,118. In addition, on December 4, 2013, the Company purchased certain assets including fixed assets, inventory, IP and trademarks owned by Bike Caffe Franchising, Inc. for total consideration of $140,000 consisting of $40,000 in cash and 250,000 common shares of the Company valued at $100,000.  No liabilities were assumed as part of the acquisitions.  The acquisitions were accounted for by the Company using the purchase method of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Accordingly, at the date of acquisition, the net assets of BlackRock and BikeCaffe were recorded at their respective fair values and represents management’s estimates based on a third party valuation report.  The Company incurred $5,000 of acquisition-related costs, which were expensed as incurred in the accompanying Statement of Operations included within Other Operating Expenses.

The results of BlackRock and BikeCaffe operations are included in the accompanying statements of operations from the date of acquisition. In connection with the Acquisition, the consideration paid, the net assets acquired, were recorded at fair value on the date of acquisition, as summarized in the following table:

Bike Caffe Franchising, Inc.

Tangible Assets Acquired
Current Assets
WIP & Inventory	$75,656
Fixed Assets - Property and Equipment, net	7,400
Total Tangible Assets	$83,056
Intangible Assets Acquired
Customer Base	15,000
Trade-Name/Marks	20,800
Non-Compete	14,100
Total Intangible Assets Acquired	$49,900
Goodwill	7,044
Total Consideration Acquired	$140,000

Black Rock Beverage Services, Inc.

Intangible Assets Acquired	81,118
Total Consideration Acquired	$81,118

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

Our property and equipment is summarized as follows:

	January 31,	January 31,
	2015	2014
Equipment	$242,385	$217,005
Computers	67,545	52,205
Furniture	75,851	60,145
Leasehold improvements	151,373	151,373
	537,154	480,728

Less Accumulated depreciation	155,906	40,534
	$381,248	$440,194

Depreciation expense was $115,372 and $32,421 for the years ended January 31, 2015 and 2014, respectively.

Impairment of Long-Lived Assets. Long-lived assets consist primarily of a license agreement that was recorded at the estimated cost to acquire the asset. The license agreement is reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their estimated fair values. Management evaluated the carrying value of the license and determined that no impairment existed at January 31, 2015 or 2014.

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

Earnings or Loss Per Common Share. Basic earnings per common share equal net earnings or loss divided by the weighted average of shares outstanding during the reporting period. Diluted earnings per share include the impact on dilution from all contingently issuable shares, including options, warrants and convertible securities. The common stock equivalents from contingent shares are determined by the treasury stock method. The Company incurred a net loss for the years ended January 31, 2015 and 2014, respectively and therefore, basic and diluted earnings per share for those periods are the same because all potential common equivalent shares would be anti-dilutive.  Anti-dilutive shares include 3,811,334 options for fiscal year 2015 and 4,973,333 options for the fiscal year ended 2014.

Recently Issued Accounting Pronouncements. Accounting standards that have been issued by the FASB or other standards setting bodies that do not require adoption until a future date are being evaluated by the Company to determine whether adoption will have a material impact on the Company’s financial statements.

Subsequent Events. Management has evaluated events subsequent to January 31, 2015 through the date the accompanying statements were filed with the Securities and Exchange Commission for transactions and other events that may require adjustment of and/or disclosure in such financial statements.

NOTE 2 – INVENTORY

Inventories were comprised of:

	January 31,	January 31,
	2015	2014
Finished Goods - Coffee	$197,581	$354,932
	$197,581	$354,932

NOTE 3 – RECEIVABLES

Receivables were comprised of:	January 31,	January 31,

	2015	2014
Grocery retail clients	$956,409	$771,359
Online clients	15,718	35,539
Other foodservice clients	80,546	279,049
Licensing - related party	201,579	-
Allowance for doubtful accounts	(100,000)	-
	$1,154,252	$1,085,947

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

2012 Trademarks License Agreement

On September 13, 2012, the Company entered into a new trademark license agreement with Fifty-Six Hope Road which superseded and replaced the MCL Trademarks License Agreement (the “2012 Trademarks License Agreement”), with an effective date of August 7, 2012. Pursuant to the 2012 Trademarks License Agreement, Fifty-Six Hope Road granted to the Company a worldwide, exclusive, non-transferable license to utilize the Trademarks in connection with (i) the manufacturing, advertising, promotion, sale, offering for sale and distribution of coffee in all its forms and derivations, regardless of portions sizes or packaging (the “Exclusive Licensed Products”) and (ii) coffee roasting services, coffee production services and coffee sales, supply, distribution and support services, provided however that the Company may not open retail coffee houses under the Trademarks. In addition, Fifty Six Hope Road granted the Company the right to use the Trademarks on advertising and promotional materials that pertain solely to the sale of coffee cups, coffee mugs, coffee glasses, saucers, milk steamers, machines for brewing coffee, espresso and/or cappuccino, grinders, water treatment products, tea products, chocolate products, and ready-to-use (instant) coffee products (the “Non-Exclusive Licensed Products”, and together with the Exclusive Licensed Products, the “Licensed Products”). The Licensed Products may be sold by the Company pursuant to the 2012 Trademarks License Agreement through all channels of distribution, provided that, subject to certain exceptions, the Company cannot sell the Licensed Products by direct marketing methods (other than the Company’s website), including television, infomercials or direct mail without the prior written consent of Fifty-Six Hope Road.  The 2012 Trademarks License Agreement has a 15 year term and provides two renewal periods of 15 years at the discretion of the Company.  In return, the Company agreed to pay royalties to Fifty-Six Hope Road in an amount equal to 3% of the net sales of all Licensed Products. In addition, such royalty payments are to be deferred during the first 20 months of the term of the 2012 Trademarks License Agreement, and such deferred payments shall be paid on a quarterly-basis thereafter. At January 31, 2015, $60,091 has been accrued for such royalty fees and is included in Accrued royalty – related party in the Balance Sheet.

In connection with the termination and replacement, the Company recorded an impairment of license agreement assets totaling $36,000 and amortization expense totaling $24,333 for the year ended January 31, 2013.  No impairment was recorded for the year ended January 31, 2015 and amortization expense was $48,667 and $48,666 for the years ended January 31, 2015 and 2014, respectively.

License agreement, net consists of the following:	January 31,
	2015	2014
License Agreement	$730,000	$730,000
Accumulated amortization	(121,666)	(72,999)
License Agreement, net	$608,334	$705,667

The amortization period is fifteen years. Amortization expense consists of the following:

	Years Ended January 31,
	2015	2014
License Agreement	$(48,667)	$(48,666)
Total License Agreement Amortization Expense	$(48,667)	$(48,666)

As of January 31, 2015, the remaining useful life of the Company's license agreement was approximately 12.5 years. The following table shows the estimated amortization expense for such assets for each of the five succeeding fiscal years and thereafter.

Years Ending January 31,
2016	$46,292
2017	46,292
2018	46,292
2019	46,292
2020	46,292
Thereafter	376,874
Total	$608,334

NOTE 5 – GOODWILL

The $88,162 recorded as goodwill represents the excess of the purchase price over the assets recorded from the acquisitions of BlackRock Beverage Services, LLC and Bike Caffe Franchising Inc.  The Company does not amortize goodwill.  Instead, the Company evaluates goodwill annually in the fourth quarter and whenever events or changes in circumstances indicate that it is more likely than not that an impairment loss has been incurred.  As of January 31, 2015, the Company determined that no such impairment existed.

NOTE 6 – PREPAID EXPENSES

Prepaid expenses are comprised of the following:

	January 31,	January 31,
	2015	2014
Non refundable deposit-coffee supplier	$-	$1,004,198
Prepaid consulting services	-	159,716
Prepaid customer discounts	18,986	-
Total	$18,986	$1,163,914

During 2014, the Company made a non-refundable deposit to its largest coffee roaster based on the Company's projected purchases. The non-refundable deposit of $1,004,198 at January 31, 2014 was fully utilized during the Company's 2015 fiscal year.  At January 31, 2015, our prepaid discounts were made up entirely of discounts we fund to some of our customers.

NOTE 7 – RELATED PARTY TRANSACTIONS

Transactions with Marley Coffee Ltd.

During the years ended January 31, 2015 and 2014, the Company made purchases of $764,598 and $659,132, respectively, from Marley Coffee Ltd. ("MC") a producer of Jamaican Blue Mountain coffee that the Company purchases in the normal course of its business. The Company directs these purchases to third-party roasters for fulfillment of sales orders. The Company's Chairman, Rohan Marley, is an owner of approximately 25% of the equity of MC.

NOTE 8 – STOCKHOLDER’S EQUITY

Common Stock

Holders of common stock are entitled to one vote for each share held. There are no restrictions that limit the Company's ability to pay dividends on its common stock, subject to the requirements of the Nevada Revised Statutes. The Company has not declared any dividends since incorporation.

As of January 31, 2015, the Company had 5,112,861,525 common shares authorized of its $0.001 par value common stock.

During the year ended January 31, 2015, the Company issued the following shares of $0.001 par value common stock:

●	1,764,356 shares in exchange for services from vendors providing finance, business development, investor relations and other services valued at $427,442.
●	7,333,529 shares in exchange for $2,500,000 in cash.
●	50,000 shares in connection with the exercise of stock options.
●	158,039 shares to Black Rock Beverage.
●	12,219,871 shares for extinguishment of accounts payable and purchase of inventory and legal and accounting services valued at $2,539,753.

NOTE 9 – STOCK BASED COMPENSATION

On August 5, 2011, the Board of Directors approved the Company’s 2011 Equity Compensation Plan (the “2011 Plan”). The 2011 Plan authorizes the issuance of various forms of stock-based awards, including incentive or non-qualified options, restricted stock awards, performance shares and other securities as described in greater detail in the 2011 Plan, to the Company’s employees, officers, directors and consultants. A total of 20,000,000 shares are authorized for issuance under the 2011 Plan, which has not been approved by the stockholders of the Company as of January 31, 2015 a total of 16,333,333 shares are available for issuance under the 2011 Plan.

On October 14, 2012, the Board of Directors approved the Company’s 2012 Equity Incentive Plan, which was amended and restated on September 19, 2013 (as amended and restated, the “2012 Plan”). The 2012 Plan authorizes the issuance of various forms of stock-based awards, including incentive or non-qualified options, restricted stock awards, restricted units, stock appreciation rights, performance shares and other securities as described in greater detail in the 2012 Plan, to the Company’s employees, officers, directors and consultants. A total of 12,000,000 shares are authorized for issuance under the 2012 Plan, which has been approved by the stockholders of the Company, and as of January 31, 2015, a total of 60,717 shares are available for issuance under the 2012 Plan.

On September 10, 2013, the Board of Directors approved the Company’s 2013 Equity Incentive Plan (the “2013 Plan”). The 2013 Plan authorizes the issuance of various forms of stock-based awards, including incentive or non-qualified options, restricted stock awards, restricted units, stock appreciation rights, performance shares and other securities as described in greater detail in the 2013 Plan, to the Company’s employees, officers, directors and consultants. A total of 12,000,000 shares are authorized for issuance under the 2013 Plan, which has been approved by the stockholders of the Company to date, and as of January 31, 2015, a total of 3,341,038 shares are available for issuance under the 2013 Plan.

The Plans are administered by the Board of Directors in its discretion. The Board of Directors interprets the Plans and has broad discretion to select the eligible persons to whom awards will be granted, as well as the type, size and terms and conditions of each award, including the exercise price of stock options, the number of shares subject to awards, the expiration date of awards, and the vesting schedule or other restrictions applicable to awards.

Activity in options during the year ended January 31, 2015 and related balances outstanding as of that date are set forth below:

			Weighted Average
	Number of	Weighted Average	Remaing Contract
	Shares	Exercise Price	Term (# of years)
Outstanding at February 1, 2013	9,400,000	$0.26
Granted	7,960,000	0.45
Exercised	(100,000)	0.16
Forfeited and canceled	-	-
Outstanding at January 31, 2014	17,260,000	$0.35	4.23
Exercisable at January 31, 2014	4,985,833	$0.30	3.77

Outstanding at February 1, 2014	17,260,000	0.35
Granted	820,000.00	0.27
Exercised	(50,000.00)	0.16
Forfeited and canceled	(200,000.00)	-
Outstanding at January 31, 2015	17,830,000	$0.35	3.63
Exercisable at January 31, 2015	10,952,633	$0.33	3.33

During the years ended January 31, 2015 and 2014, the Company recognized share-based compensation expenses totaling $1,864,995 and $1,161,424, respectively. The remaining amount of unamortized stock options expense at January 31, 2015 is $2,267,193.

There were also 333,333 options to purchase shares of common stock outside of the three plans mentioned above, all of which were exercisable as of January 31, 2015.

The intrinsic value of exercisable and outstanding options at January 31, 2015 was $38,113.

The grant date fair value of stock options granted during the year was $249,793 and $2,403,448 for the fiscal years ended January 31, 2015 and 2014, respectively.

NOTE 10 - WARRANTS

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

	Number of	Weighted Average	Remaing Contract
	Shares	Exercise Price	Term (# of years)
Warrants Outstanding at February 1, 2014	-	$
Granted	7,333,529	0.34
Exercised	-	-
Forfeited and canceled	-	-
Warrants Outstanding at January 31, 2015	7,333,529	$0.35	2.29

NOTE 11- INCOME TAXES

The provision for income taxes consists of the following:

	January 31,	January 31,
	2015	2014
Federal income tax benefit	$3,531,605	$2,053,743
State income tax benefit	285,084	597,533
Less change in valuation allowance	(3,816,689)	(2,651,276)
Provision for income taxes	$-	$-

The cumulative tax effect of significant items comprising our net deferred tax amount is as follows:

	January 31,	January 31,
	2015	2014
Deferred tax asset attributable to:
Compensatory stock options	$2,212,946	$1,640,309
Net operating loss carryforward	6,851,965	3,644,967
Provision for bad debts	37,056
Less valuation allowance	(9,101,966)	(5,285,276)
Net deferred tax asset	$-	$-

At January 31, 2015, the Company had unused net operating loss carryforwards of approximately $17,250,000 that are available to offset future federal and state taxable income tax which expire beginning in 2031.

The provision for income taxes on earnings subject to income taxes differs from the statutory federal rate at January 31, 2015 and 2014, due to the following:

	January 31,	January 31,
	2015	2014
Federal income taxes at 34%	$(3,495,515)	$(2,279,370)
State income tax, net of federal benefit	(317,165)	(398,219)
Tax effect on non-deductible expenses and credits	(7,009)	26,313
Increase in valuation allowance	3,816,689	2,651,276
	$-	$-

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

We follow the provisions of ASC 740 relating to uncertain tax provisions and have commenced analyzing filing positions in all of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. As a result of adoption, no additional tax liabilities have been recorded. There are no unrecognized tax benefits as of January 31, 2015 or January 31, 2014.  The Company files income tax returns in the U.S. federal jurisdiction and in certain state jurisdictions.  The Company has not been subjected to tax examinations for any year and the statute of limitations has not expired.  The Company’s tax returns remain open for examination by the applicable authorities, generally 3 years for federal and 4 years for state.

NOTE 12 – SETTLEMENT OF LIABILITIES WITH IRONRIDGE

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

No loss on extinguishment was recorded by the Company, in connection with the above transaction, for the year ended January 31, 2015 and 2014.

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

●
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

●
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

●
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

Through January 31, 2015, the Company, in connection with the above transaction, recorded an estimated loss on extinguishment of debt in the amount of $3,931,134 which equaled the difference in the fair value of the shares issued and the obligations assumed by Ironridge. The Company issued 3,853,555 shares in August 2014 and 5,000,000 shares in final settlement of the transaction on September 15, 2014.  As of January 31, 2015, there was no remaining liability to Ironridge.

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

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company’s commitments and contingencies include the usual claims and obligations of a wholesaler and distributor of coffee products in the normal course of a business. The Company may be, from time to time, involved in legal proceedings incidental to the conduct of its business. The Company is not involved in any litigation or legal proceedings as of January 31, 2015, which would be deemed material except as described below.

On July 28, 2014, Shane Whittle, individually, a former significant shareholder and officer and director of the Company (“Whittle”) filed a complaint against the Company in the District Court, City and County of Denver, State of Colorado (Case No. 2014-CV-032991 Division: 209). The complaint alleged that Whittle entered into a consulting agreement with the Company for which the Company failed to make payments and that Rohan Marley, as both a director of the Company and of Marley Coffee Canada, Inc., additionally agreed that, as part of Whittle’s consulting compensation, the Company would assume a debt owed by Marley Coffee Canada to Whittle. The cause of action set forth in the complaint includes breach of contract. Damages claimed by Whittle included $60,000 under the consulting agreement and $19,715 related to payments assumed by the Company.

Effective on March 31, 2015, the Company and Mr. Whittle entered into a Settlement Agreement and Release of Claims (the “Settlement”), pursuant to which the parties agreed to dismiss their claims associated with the District Court, City and County of Denver, State of Colorado (Case No. 2014-CV-032991 Division: 209), lawsuit described above. Pursuant to the terms of the Settlement, the Company agreed to pay Mr. Whittle $80,000 which is accrued at January 31, 2015, (to be paid in equal payments of $10,000 per month beginning on April 1, 2015), the Company agreed to withdraw from a joinder in connection with the Federal Action pending between the parties (and certain other parties) as described below, the parties provided each other mutual releases and the parties agreed to mutually dismiss, with prejudice, their claims.

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

On December 15, 2014, a complaint was filed against the Company in the Superior Court of State of California, for the County of Los Angeles – Central Division (Case Number: BC566749), pursuant to which Sky Consulting Group, Inc. (“Sky”), made various claims against the Company, Mr. Tran, the Company’s President and Director, Marley C&V International, and various other parties. The complaint alleged causes of action for breach of contract, fraud, negligent representation, intentional interference with contractual relationship and negligent interference with contractual relationship, relating to a May 2013 coffee distributor agreement between the Company and Sky, which provided Sky the right to sell Company branded coffee products in Korea. The suit seeks damages, punitive damages, court costs and attorney’s fees. The Company subsequently filed a motion to compel arbitration pursuant to the terms of the agreement, which was approved by the court on April 7, 2015. The outcome of this lawsuit cannot be predicted with any degree of reasonable certainty. In the event the matter is not arbitrated and settled, the Company intends to continue to vigorously defend itself against the claims made by Sky.

Leases

On June 25, 2013, and effective August 1, 2013, we entered into a lease agreement for office space located at 4730 Tejon Street, Denver, Colorado 80211. The office space encompasses approximately 4,800 square feet. The lease has a term of 36 months expiring on July 31, 2016, provided that we have two additional three year options to renew the lease after the end of the initial term. Rent during the first three year option period escalates at the rate of 4% per year (starting with the last monthly rental cost of the initial term of the agreement, described below), and rent during the second three year option period will be at a rental cost mutually agreed by the Company and the landlord. Rent due under the initial term of the agreement is as follows:

▪	$7,858 per month from August 1, 2013 to July 31, 2014;
▪	$8,172 per month from August 1, 2014 to July 31, 2015; and
▪	$8,499 per month from August 1, 2015 to July 31, 2016.
Effective August 1, 2013, in connection with the Company’s entry into the office space lease described above, the Company moved its principal place of business to Denver, Colorado.
On April 9, 2014, the Company entered into a lease agreement for office and warehouse space located at 4725-4745 Lipan St, Denver, Colorado 80211.  The rental space encompasses approximately 3,466 square feet of office and warehouse space and approximately a 4,000 square foot yard.  The lease expires on June 30, 2017, provided we have the right to one five year renewal term, with rent set at the “market value” of the last year of the initial lease term.  Rent due under the initial term of the agreement is as follows:

•	$0 per month from April 15, 2014 to June 30, 2014;
•	$2,800 per month from July 1, 2014 to June 30, 2015
•	$2,950 per month from July 1, 2015 to June 30, 2016; and
•	$3,150 per month from July 1, 2016 to June 30, 2017

On April 28, 2014, the Company entered into a lease agreement for retail space located at 1536 Wynkoop, Denver, Colorado 80202.  The rental space encompasses approximately 121 square feet.  The lease has a term of 60 months.  Rent is $1,500 per month for the first year, increasing with the annual increase in the consumer price index thereafter on the annual anniversary date of the lease.

 NOTE 14 – CONCENTRATIONS

A significant portion of our revenue is derived from our relationships with a limited number of vendors and distributors. The loss of one or more of our significant vendors or distributors would have a material impact on our revenues and results of operations. During the year ended January 31, 2015, two customers accounted for 52% of net revenues.  During the year ended January 31, 2014, three customers accounted for 57% of net revenues.

During the year ended January 31, 2015, three vendors accounted for 61% of purchases.  During the year ended January 31, 2014, three vendors accounted for 93% of purchases.

For fiscal 2015 total sales in Canada totaled $1,546,422 and for fiscal 2014 total sales in Canada totaled $1,260,608.

For fiscal 2015 sales in South Korea totaled $227,751 and for fiscal 2014 sales in South Korea totaled $286,592.

For fiscal 2015 sales in Chile totaled $196,099 and for fiscal 2014 sales in Chile totaled $180,450.

NOTE 15 – SUBSEQUENT EVENTS

Effective on March 31, 2015, the Company and Mr. Whittle entered into a Settlement Agreement and Release of Claims (the “Settlement”), pursuant to which the parties agreed to dismiss their claims associated with the District Court, City and County of Denver, State of Colorado (Case No. 2014-CV-032991 Division: 209), lawsuit described above in Note 13. Pursuant to the terms of the Settlement, the Company agreed to pay Mr. Whittle $80,000 accrued at January 31, 2015, (to be paid in equal payments of $10,000 per month beginning on April 1, 2015), the Company agreed to withdraw from a joinder in connection with the Federal Action pending between the parties (and certain other parties) as described below, the parties provided each other mutual releases and the parties agreed to mutually dismiss, with prejudice, their claims.

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

10.2**
Supply and Toll Agreement, dated as of April 28, 2010, between Canterbury Coffee Corporation and the Company (incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K filed May 17, 2011)

10.3
Exclusive Sales and Marketing Agreement, dated as of April 25, 2011, by and between National Coffee Service & Vending and the Company (incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-K filed May 17, 2011)

10.4**
First Amendment to Supply and Toll Agreement, dated as of May 12, 2011, by and between Canterbury Coffee Corporation and the Company (incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K filed May 17, 2011)

10.5
Amendment to Trademark License Agreement, dated as of August 5, 2011, by and between Marley Coffee, LLC and the Company (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 10, 2011)

10.6+
Grant of Contractor Stock Option, dated as of August 11, 2011, from the Company to Shane Whittle (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K/A filed August 11, 2011)

10.7	Jammin Java Corp. Equity Compensation Plan (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed August 10, 2011)

10.8+	Employment Agreement, dated as of August 5, 2011, by and between Anh Tran and the Company (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed August 10, 2011)

10.9+
Employment Agreement, dated as of August 8, 2011, by and between Brent Toevs and the Company (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed August 10, 2011)

10.10+	Grant of Employee Stock Option dated as of August 5, 2011, from the Company to Anh Tran (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed August 10, 2011)

10.11+
Grant of Employee Stock Option, dated as of August 5, 2011, from the Company to Rohan Marley(incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed August 10, 2011)

10.12+
Grant of Employee Stock Option, dated as of August 10, 2011, from the Company to Brent Toevs (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed August 10, 2011)

10.13**
Roasting and Distribution Agreement, dated as of January 1, 2012, by and between the Company and Canterbury Coffee Corporation, (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed May 14, 2012)

10.14	License Agreement with Fifty-Six Hope Road Music Limited dated September 13, 2012 (incorporated by reference to Exhibit 10.7 of the Company’s Amended Report on Form 10-Q/A, filed on October 4, 2012)

10.15	Form of Subscription Agreement (August 2013 Offering) (incorporated by reference to Exhibit 10.23 of the Company’s Quarterly Report on Form 10-Q filed September 12, 2013)

10.16+	Amended and Restated Employment Agreement with Brent Toevs (August 2013) (incorporated by reference to Exhibit 10.24 of the Company’s Quarterly Report on Form 10-Q filed September 12, 2013)

10.17+	Amended and Restated Employment Agreement with Anh Tran (August 2013) (incorporated by reference to Exhibit 10.25 of the Company’s Quarterly Report on Form 10-Q filed September 12, 2013)

10.18	Lease Agreement (June 2013) – 4730 Tejon Street, Denver, Colorado 80211 (incorporated by reference to Exhibit 10.26 of the Company’s Quarterly Report on Form 10-Q filed September 12, 2013)

10.19
Asset Purchase Agreement between the Company and Black Rock Beverage Services, LLC (August 2013) (incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K filed May 16, 2014)

10.20	Form of Subscription Agreement July/August 2013 Offering (incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K filed May 16, 2014)

10.21	Form of Common Stock Purchase Warrant Agreement July/August 2013 Offering (incorporated by reference to Exhibit 10.29 of the Company’s Annual Report on Form 10-K filed May 16, 2014)

10.22	Amended and Restated License Agreement with Mother Parkers Tea & Coffee Inc. (May 20, 2014) (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 30, 2014)

10.23	Form of 2013 Equity Incentive Plan Stock Option Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on August 29, 2014)

10.24	Form of Amended and Restated 2012 Equity Incentive Plan Stock Option Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on August 29, 2014)

10.25+	Form of Restricted Stock Grant Agreement to Advisory Board Members (June 2014) (incorporated by reference to Exhibit 10.33 of the Company’s Quarterly Report on Form 10-Q filed on September 15, 2014)

14.1	Code of Ethical Business Conduct, adopted March 31, 2014 (incorporated by reference to Exhibit 14.1 of the Company’s Current Report on Form 8-K filed April 1, 2014)

23.1*	Consent of Squar, Milner, Peterson, Miranda & Williamson, LLP

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K filed May 16, 2014)

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Accounting and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1****	Certifications of the Principal Executive Officer and the Principal Accounting and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** The Company has obtained confidential treatment of certain portions of this agreement which have been omitted and filed separately with the U.S. Securities and Exchange Commission.

*** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

**** Furnished herewith. + Indicates management contract or compensatory plan or arrangement.