Form 10-Q
period 2015-04-30
JAMMIN JAVA CORP.
filed 2015-06-15
CIK 1334586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2015

❑ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

At June 10, 2015, there were 125,545,910 shares of the issuer’s common stock outstanding.

Jammin Java Corp.

For the Three months Ended April 30, 2015 and 2014

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

JAMMIN JAVA CORP.
BALANCE SHEETS

	April 30, 2015	January 31, 2015
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$72,031	$443,189
Accounts receivable, net (includes $810,498 due from a related party)	1,732,247	1,154,252
Inventory	153,868	197,581
Prepaid expenses	11,660	18,986
Other current assets	3,421	3,784
Total Current Assets	1,973,227	1,817,792

Property and equipment, net	395,498	381,248
Intangible assets, net	718,428	734,753
Other assets	23,567	23,567
Total Assets	$3,110,720	$2,957,360

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable (includes $2,480,206 due to a related party)	$3,253,092	$2,492,900
Accrued expenses	266,727	477,229
Accrued royalty and other expenses - related party	58,609	81,078
Notes payable	298,948	-
Total Current Liabilities	3,877,376	3,051,207

Total Liabilities	3,877,376	3,051,207

Stockholders' Equity (Deficit):
Common stock, $.001 par value, 5,112,861,525 shares authorized; 125,545,910 and 124,691,748 shares issued and outstanding, as of April 30, 2015 and January 31, 2015, respectively	125,546	124,692
Additional paid-in-capital	24,348,867	23,825,294
Accumulated deficit	(25,241,069)	(24,043,833)
Total Stockholders' Equity (Deficit)	(766,656)	(93,847)

Total Liabilities and Stockholders' Equity (Deficit)	$3,110,720	$2,957,360

See accompanying notes to condensed financial statements

JAMMIN JAVA CORP.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended April 30,
	2015	2014

Revenue:	$2,738,379	$2,141,037
Discounts and allowances	(156,952)	(19,916)
Net revenue	2,581,427	2,121,121

Cost of sales:
Cost of sales products	1,784,812	1,668,376
Total cost of sales	1,784,812	1,668,376

Gross Profit	796,615	452,745

Operating Expenses:
Compensation and benefits	972,806	1,132,148
Selling and marketing	521,116	822,773
General and administrative	492,824	780,600
Total operating expenses	1,986,746	2,735,521

Other income (expense):
Other income (expense)	-	370,024
Interest expense	(7,105)	(437)
Total other income (expense)	(7,105)	369,587

Net Loss	$(1,197,236)	$(1,913,189)

Net loss per share:
Basic and diluted loss per share	$(0.01)	$(0.02)

Weighted average common shares outstanding - basic and diluted	124,879,545	106,390,682

See accompanying notes to condensed financial statements

JAMMIN JAVA CORP.
STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended April 30,
	2015	2014
Cash Flows From Operating Activities:
Net loss	$(1,197,236)	$(1,913,189)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	156,381	166,147
Shared-based employee compensation	368,046	604,777
Depreciation	41,273	22,637
Amortization of license agreement	4,159	1,248
Amortization of intangible assets	12,166	12,167
Changes in operating assets and liabilities:
Accounts receivable	(577,995)	(390,616)
Inventory	43,713	239,944
Prepaid expenses and other current assets	7,689	1,023,940
Other assets - long term	-	(5,600)
Accounts payable	760,192	(657,968)
Accrued expenses	(210,502)	(17,145)
Accrued royalty and other expenses - related party	(22,469)	(7,233)
Net cash used in operating activities	(614,583)	(920,891)

Cash Flows From Investing Activities:
Purchases of property and equipment	(55,523)	(13,089)
Net cash used in investing activities	(55,523)	(13,089)

Cash Flows From Financing Activities:
Common stock issued for cash	-	2,500,000
Borrowings on short term debt	298,948	(4,965)
Net cash provided by financing activities	298,948	2,495,035

Net change in cash and cash equivalents	(371,158)	1,561,055
Cash and cash equivalents at beginning of period	443,189	857,122
Cash and cash equivalents at end of period	$72,031	$2,418,177

Non-Cash Transactions:
Extinguishment of debt for stock	$-	$369,589
Addition of capital leases	$73,000	$-

See accompanying notes to condensed financial statements

NOTES TO CONDENSED FINANCIAL STATEMENTS
APRIL 30, 2015
(Unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited interim financial statements of Jammin Java Corp. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or any other future period. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year as reported in the Company’s Annual Report on Form 10-K have been omitted. The accompanying balance sheet at April 30, 2015 has been derived from the audited balance sheet at January 31, 2015 contained in such Form 10-K.

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

The Company incurred a net loss of $1,197,236 for the three months ended April 30, 2015, and has an accumulated deficit since inception of $25,241,069. The Company has a history of losses and has only recently begun to generate revenue as part of its principal operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The operations of the Company have primarily been funded by the sale of its common stock. The Company will, in the future, need to secure additional funds through future equity sales or other fund raising activities. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.

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

There can be no assurance that the Company will be able to increase sales, reduce expenses or obtain additional financing, if necessary, at a level to meet its current obligations. As a result, the opinion the Company received from its independent registered public accounting firm on its January 31, 2015 financial statements contains an explanatory paragraph stating that there is a substantial doubt regarding the Company’s ability to continue as a going concern.

Note 3.  Business Overview and Summary of Accounting Policies

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

Cash and Cash Equivalents. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of April 30, 2015, the Company had $72,031 of cash equivalents. Additionally, no interest income was recognized for the three months ended April 30, 2015.

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

Allowance for Doubtful Accounts.  The Company does not require collateral from its customers with respect to accounts receivable. The Company determines any required allowance by considering a number of factors, including the terms for each customer, and the length of time accounts receivable are outstanding. Management provides an allowance for accounts receivable whenever it is evident that they become uncollectible. The Company has reserved an allowance of $100,000 for doubtful accounts at April 30, 2015 and January 31, 2015.   Because our accounts receivable are concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse effect on the collectability of our accounts receivable and our future operating results.

Inventories. Inventories are stated at the lower of cost or market. Cost is computed using weighted average cost, which approximates actual cost, on a first-in, first-out basis. Inventories on hand are evaluated on an on-going basis to determine if any items are obsolete or in excess of future needs. Items determined to be obsolete are reserved for. The Company provides for the possible inability to sell its inventories by providing an excess inventory reserve. As of April 30, 2015, the Company determined that no reserve was required.

Note 3. Business Overview and Summary of Accounting Policies (Continued)

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

Depreciation was $41,273 and $22,637 for the three months ended April 30, 2015 and 2014, respectively.

Impairment of Long-Lived Assets. Long-lived assets consist primarily of a license agreement that was recorded at the estimated cost to acquire the asset. The license agreement is reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable (see Note 5). Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their estimated fair values. Management evaluated the carrying value of long-lived assets including the license and determined that no impairment existed at April 30, 2015.

Accounts Receivable due from Roasters. We source coffee that we sell to our roaster, Mother Parkers, a related party and shareholder of the Company, who in turn sells it to its own customers. This is especially the case with Jamaican Blue Mountain coffee secured by us.  Mother Parkers is also a shareholder of the Company.  At April 30, 2015, we are owed $810,498 by Mother Parkers. We also utilize the services of Mother Parkers, to roast coffee to our specifications for sale to the Company's customers. As a result, at April 30, 2015, we owe $2,480,206 to Mother Parkers for roasting services.

Financial assets and liabilities are subject to offset and presented as net amounts in the statement of financial position when, and only when, the Company currently has a legally enforceable right to offset amounts and intends either to settle on a net basis, or to realize the asset and settle the liability simultaneously. The Company does not have offset rights with respect to Mother Parkers due to/due from amounts at April 30, 2015.

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

Common stock issued for services to non-employees is recorded based on the value of the services or the value of the common stock, whichever is more clearly determinable. Whenever the value of the services is not determinable, the measurement date occurs generally at the date of issuance of the stock. In more limited cases, it occurs when a commitment for performance has been reached with the counterparty and nonperformance is subject to significant disincentives.  If the total value of stock issued exceeds the par value, the value in excess of the par value is added to the additional paid-in-capital.  We estimate volatility of our publicly-listed common stock by considering historical stock volatility.

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

Earnings or Loss Per Common Share. Basic earnings per common share equals net earnings or loss divided by the weighted average of shares outstanding during the reporting period. Diluted earnings per share includes the impact on dilution from all contingently issuable shares, including options, warrants and convertible securities. The common stock equivalents from contingent shares are determined by the treasury stock method. The Company incurred a net loss for the three months ended April 30, 2015 and 2014, respectively. In addition, basic and diluted earnings per share for such periods are the same because all potential common equivalent shares would be anti-dilutive including the 4,000,000 "in-the-money" options as of April 30, 2015.

Recently Issued Accounting Pronouncements. Accounting standards that have been issued by the FASB or other standards setting bodies that do not require adoption until a future date are being evaluated by the Company to determine whether adoption will have a material impact on the Company’s financial statements.

Note 4 – Inventories

Inventories were comprised of:

	April 30,	January 31,
	2015	2015
Finished Goods - Coffee	$153,868	$197,581
	$153,868	$197,581

Note 5 - Trademark License Agreements and Intangible Assets

Intangible assets include our License Agreement, and intangibles and goodwill arising from our BikeCaffe acquisition and Black Rock Beverage Services asset purchase.  The amortization periods are fifteen years and ten years for the license agreement and intangible assets, respectively. Amortization expense consists of the following:

	April 30,	January 31,
	2015	2015
License Agreement	$730,000	$730,000
Intangible assets	49,900	49,900
Total	$779,900	$779,900
Accumulated amortization	(149,634)	(133,309)
Intangibles subject to amortization	$630,266	646,591
Goodwill	88,162	88,162
Total intangible assets	$718,428	$734,753

	For the three months ending April 30,
	2015	2014
License Agreement	$(12,166)	$(12,167)
Intangible assets	(4,159)	(1,248)
Total License Agreement Amortization Expense	$(16,325)	$(13,415)

As of April 30, 2015, the remaining useful life of the Company's license agreement was approximately 12.3 years. The following table shows the estimated amortization expense for the license agreement for each of the five succeeding fiscal years and thereafter.

Years Ending January 31,
2016	$34,126
2017	46,292
2018	46,292
2019	46,292
2020	46,292
Thereafter	376,874
Total	$596,168

Note 6 – Notes Payable

The Company entered into an unsecured Revolving Line of Credit Agreement with Colorado Medical Finance Services, LLC, dba Gold Gross Capital LLC on June 9, 2015, with an effective date of February 16, 2015.  The line of credit allows the Company the right to borrow up to $500,000 from the lender from time to time.  On March 26, 2015, the lender advanced $250,000 to us under the terms of the line of credit. Amounts owed under the line of credit are to be memorialized by revolving credit notes in the form attached to the line of credit, provided that no formal note has been entered into to advance amounts borrowed to date. Amounts borrowed under the line of credit accrue interest at the rate of 17.5% per annum and can be repaid at any time without penalty. A total of 10% of the interest rate is payable in cash and the other 7.5% of the interest rate is payable in cash, or at the option of the lender and with our consent, or by a reduction in amounts owed to us by the lender in connection with the sale of coffee or other promotional activities.  The line of credit expires, and all amounts are due under the line of credit on September 26, 2016.  The line of credit contains customary events of default, and upon the occurrence of an event of default the lender can suspend further advances and require the Company to declare the entire amount then owed immediately due, subject to a 10 day period pursuant to which we have the right to cure any default.  Upon the occurrence of an event of default the amounts owed under the line of credit bear interest at the rate of 20% per annum. Proceeds from the line of credit can be solely used for working capital purposes. The lender has no relationship with the Company or its affiliates.

Note 7 - Related Party Transactions

Transactions with Marley Coffee Ltd.

During the three months ended April 30, 2015 and 2014, the Company made purchases of $161,645 and $64,925, respectively, from Marley Coffee Ltd. ("MC") a producer of Jamaican Blue Mountain coffee that the Company purchases in the normal course of its business. The Company directs these purchases to third-party roasters for fulfillment of sales orders. The Company's Chairman, Rohan Marley, is an owner of approximately 25% of the equity of MC.

Note 8 – Stockholders' Equity

Share-based Compensation:

On August 5, 2011, the Board of Directors approved the Company’s 2011 Equity Compensation Plan (the “2011 Plan”). The 2011 Plan authorizes the issuance of various forms of stock-based awards, including incentive or non-qualified options, restricted stock awards, performance shares and other securities as described in greater detail in the 2011 Plan, to the Company’s employees, officers, directors and consultants. A total of 20,000,000 shares are authorized for issuance under the 2011 Plan, which has not been approved by the stockholders of the Company.  As of April 30, 2015 a total of 16,333,333 shares are available for issuance under the 2011 Plan.

On October 14, 2012, the Board of Directors approved the Company’s 2012 Equity Incentive Plan, which was amended and restated on September 19, 2013 (as amended and restated, the “2012 Plan”). The 2012 Plan authorizes the issuance of various forms of stock-based awards, including incentive or non-qualified options, restricted stock awards, restricted units, stock appreciation rights, performance shares and other securities as described in greater detail in the 2012 Plan, to the Company’s employees, officers, directors and consultants. A total of 12,000,000 shares are authorized for issuance under the 2012 Plan, which has been approved by the stockholders of the Company, and as of April 30, 2015, a total of 60,717 shares are available for issuance under the 2012 Plan.

On September 10, 2013, the Board of Directors approved the Company’s 2013 Equity Incentive Plan (the “2013 Plan”). The 2013 Plan authorizes the issuance of various forms of stock-based awards, including incentive or non-qualified options, restricted stock awards, restricted units, stock appreciation rights, performance shares and other securities as described in greater detail in the 2013 Plan, to the Company’s employees, officers, directors and consultants. A total of 12,000,000 shares are authorized for issuance under the 2013 Plan, which has been approved by the stockholders of the Company, and as of April 30, 2015, a total of 2,250,033 shares are available for issuance under the 2013 Plan.

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

During the three months ended April 30, 2015 and 2014, the Company recognized share-based compensation expenses totaling $368,046 and $604,777, respectively. The remaining amount of unamortized stock option expense at April 30, 2015 was $1,842,873.

The intrinsic value of exercisable and outstanding options at April 30, 2015 and 2014 was $520,000 and $488,333, respectively.

Note 8 – Stockholders' Equity (Continued)

Activity in stock options during the three month period ended April 30, 2015 and related balances outstanding as of that date are set forth below:

			Weighted Average
	Number of	Weighted Average	Remaing Contract
	Shares	Exercise Price	Term (# of years)
Outstanding at February 1, 2015	17,830,000	$0.35
Granted	500,000	0.22
Exercised	-	-
Forfeited and canceled	(60,000)	0.21
Outstanding at April 30, 2015	18,270,000	$0.35	3.13
Exercisable at April 30, 2015	11,149,160	$0.33	2.82

Note 9 – Commitments and Contingencies

On July 28, 2014, Shane Whittle, individually, a former significant shareholder and officer and director of the Company (“Whittle”) filed a complaint against the Company in the District Court, City and County of Denver, State of Colorado (Case No. 2014-CV-032991 Division: 209). The complaint alleged that Whittle entered into a consulting agreement with the Company for which the Company failed to make payments and that Rohan Marley, as both a director of the Company and of Marley Coffee Canada, Inc., additionally agreed that, as part of Whittle’s consulting compensation, the Company would assume a debt owed by Marley Coffee Canada to Whittle. The cause of action set forth in the complaint includes breach of contract. Damages claimed by Whittle included $60,000 under the consulting agreement and $19,715 related to payments assumed by the Company.  Effective on March 31, 2015, the Company and Mr. Whittle entered into a Settlement Agreement and Release of Claims (the “Settlement”), pursuant to which the parties agreed to dismiss their claims associated with the District Court, City and County of Denver, State of Colorado (Case No. 2014-CV-032991 Division: 209), lawsuit described above. Pursuant to the terms of the Settlement, the Company agreed to pay Mr. Whittle $80,000 which was accrued as of January 31, 2015 (to be paid in equal payments of $10,000 per month beginning on April 1, 2015), the Company agreed to withdraw from a joinder in connection with the Federal Action pending between the parties (and certain other parties) as described below, the parties provided each other mutual releases and the parties agreed to mutually dismiss, with prejudice, their claims.

In a separate case, on September 30, 2014, Whittle individually, and derivatively on behalf of Marley Coffee LLC (“MC LLC”) filed a complaint against Rohan Marley, Cedella Marley, the Company, Hope Road Merchandising, LLC, Fifty-Six Hope Road Music Limited, and Marley Coffee Estate Limited in the United States District Court for the District of Colorado (Civil Action No. 2014-CV-2680). The complaint alleges that Whittle entered into a partnership with Rohan Marley, to sell premium coffee products branded after the name and likeness of Rohan Marley. The causes of action set forth in the complaint include, among others, racketeering activity, trademark infringement, breach of fiduciary duty, civil theft, and civil conspiracy (some of which causes of action are not directly alleged against the Company), which are alleged to have directly caused Whittle and Marley Coffee LLC substantial financial harm.  Damages claimed by Whittle and MC LLC include economic damages to be proven at trial, profits made by defendants, treble damages, punitive damages, attorneys’ fees and pre and post judgment interest.  The Company has engaged legal counsel in the matter. The outcome of this lawsuit cannot be predicted with any degree of reasonable certainty. In the event the matter is not settled, the Company intends to continue to vigorously defend itself against Whittle’s and MC LLC’s claims.

Note 9 – Commitments and Contingencies (Continued)

On December 15, 2014, a complaint was filed against the Company in the Superior Court of State of California, for the County of Los Angeles – Central Division (Case Number: BC566749), pursuant to which Sky Consulting Group, Inc. (“Sky”), made various claims against the Company, Mr. Tran, the Company’s President and Director, Marley C&V International, and various other parties. The complaint alleged causes of action for breach of contract, fraud, negligent representation, intentional interference with contractual relationship and negligent interference with contractual relationship, relating to a May 2013 coffee distributor agreement between the Company and Sky, which provided Sky the right to sell Company branded coffee products in Korea. The suit seeks damages, punitive damages, court costs and attorney’s fees. The Company subsequently filed a motion to compel arbitration pursuant to the terms of the agreement, which was approved by the court on April 7, 2015. The outcome of this lawsuit cannot be predicted with any degree of reasonable certainty.  As of this filing date the case is in Arbitration.

Leases:

The Company’s Black Rock Beverage division entered into two thirty-six month Capital Lease agreements with Cafection Enterprises Inc. of Quebec, Canada for approximately $56,000 and $17,000 ($U.S. dollars) for 10 and 4 coffee makers, respectively.  Payments of $1,844 are due monthly through November 2017 and of $575 are due monthly through May 2018.

•	$1,844 per month from December 10, 2014 to November 10, 2017;
•	$575 per month from June 10, 2015 to May 10, 2018.

Note 10 – Concentrations

A significant portion of our revenue is derived from our relationships with a limited number of vendors and distributors. The loss of one or more of our significant vendors or distributors would have a material impact on our revenues and results of operations. During the three month period ended April 30, 2015, three customers accounted for 47% of net revenues. During the three month period ended April 30, 2014, three customers accounted for 57% of net revenues.

During the three month period ended April 30, 2015, two vendors accounted for 86% of purchases. During the three month period ended April 30, 2014, three vendors accounted for 82% of purchases.

For the three month period ended April 30, 2015, total sales in Canada totaled $219,803 and for the three month period ended April 30, 2014, total sales in Canada totaled $69,213.

For the three month period ended April 30, 2015, sales in South Korea for Green coffee and retail coffee sales totaled $295,759 and for the three month period ended April 30, 2014, sales in South Korea totaled $0.

For the three month period ended April 30, 2015, sales in Chile totaled $184,240 and for the three month ended April 30, 2014, sales in Chile totaled $47,520.

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

You should carefully consider the risk factors described below, if any, and those described in our Annual Report on Form 10-K for the year ended January 31, 2015, filed with the SEC on May 1, 2015 (the “Annual Report”), as well as the other information included in this Quarterly Report on Form 10-Q, the Annual Report and in our other reports filed with the SEC, prior to making a decision to invest in our securities.

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

These forward-looking statements are based on the expectations, estimates, projections, beliefs and assumptions of our management based on information currently available to management, all of which is subject to change. Such forward-looking statements are subject to risks, uncertainties and other factors that are difficult to predict and could cause actual results to differ materially from those stated or implied by our forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified under “Risk Factors” in Item 1A of our Annual Report. We undertake no obligation to revise or update publicly any forward-looking statements to reflect events or circumstances after the date of such statements for any reason except as otherwise required by law.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This information should be read in conjunction with the interim unaudited financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the unaudited financial statements and notes thereto and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended January 31, 2015.

Overview

We provide premium roasted coffee and specialty coffee on a wholesale level to the service, hospitality, office coffee service and big box store markets, as well as to a variety of other business channels. Specifically, we currently provide award winning sustainably grown, ethically-farmed and artisan roasted gourmet coffee through multiple United States and international distribution channels. We intend to develop a significant share of these markets and achieve a leadership position by capitalizing on the global recognition of the “Marley” brand name. We hope to capitalize on the guidance and leadership of our Chairman, Rohan Marley, and to increase our sales through the marketing of products using the likeness of, and reflecting the personality of, Mr. Marley. Additionally, through a licensing agreement with the family of the late reggae performer, Robert Nesta Marley, professionally known as Bob Marley (which family members include Rohan Marley, our Chairman and the son of Bob Marley)(as described below), we are provided the worldwide right to use the name “Marley Coffee” and reasonably similar variations thereof.

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

License Agreement with Fifty-Six Hope Road

On September 13, 2012, the Company entered into a fifteen (15) year license agreement (renewable for two additional fifteen (15) year terms thereafter in the option of the Company) with an effective date of August 7, 2012 with Fifty-Six Hope Road Music Limited, a Bahamas international business company (“Fifty-Six Hope Road” and the “FSHR License Agreement”). Rohan Marley, our Chairman, owns an interest in Fifty-Six Hope Road. Pursuant to the FSHR License Agreement, Fifty-Six Hope Road granted the Company a worldwide, exclusive, non-transferable license to utilize the “Marley Coffee” trademarks (the “Trademarks”) in connection with (i) the manufacturing, advertising, promotion, sale, offering for sale and distribution of coffee in all its forms and derivations, regardless of portions, sizes or packaging (the “Exclusive Licensed Products”) and (ii) coffee roasting services, coffee production services, and coffee sales, supply, distribution and support services, provided that the Company may not open retail coffee houses utilizing the Trademarks. Fifty-Six Hope Road owns and controls the intellectual property rights in and to the late reggae performer, Robert Nesta Marley, professionally known as Bob Marley, including the Trademarks. In addition, Fifty-Six Hope Road granted the Company the right to use the Trademarks on advertising and promotional materials that pertain solely to the sale of coffee cups, coffee mugs, coffee glasses, saucers, milk steamers, machines for brewing coffee, espresso and/or cappuccino, grinders, water treatment products, tea products, chocolate products, and ready-to-use (instant) coffee products (the “Non-Exclusive Licensed Products”, and together with the Exclusive Licensed Products, the “Licensed Products”). Licensed Products may be sold by the Company pursuant to the FSHR License Agreement through all channels of distribution, provided that, subject to certain exceptions, the Company cannot sell the Licensed Products by direct marketing methods (other than the Company’s website), including television, infomercials or direct mail without the prior written consent of Fifty-Six Hope Road. Additionally, FSHR has the right to approve all Licensed Products, all advertisements in connection therewith and all product designs and packaging. The agreement also provides that FSHR shall own all rights to any domain names (including marleycoffee.com), incorporating the Trademarks.

In consideration for the foregoing licenses, the Company agreed to pay royalties to Fifty-Six Hope Road in an amount equal to 3% of the net sales of all Licensed Products on a quarterly basis. In addition, such royalty payments are to be deferred during the first 20 months of the term of the FSHR License Agreement, and such deferred payments shall be paid on a quarterly-basis thereafter until paid in full. At April 30, 2015, $58,609 is accrued for such royalty fees with $205,860 having been paid during the year ended January 31, 2015 and $60,092 having been paid during the three months ended April 30, 2015.

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

Products, Plan of Operations and Business Growth

In fiscal 2015, we established a national grocery distribution network, increased our brand awareness and strengthened our international presence. We believe fiscal 2016 is the breakout year for the Company and we forecast to be EBITDA positive by the end of the year, based on our currently projected sales volumes. We anticipate the first two quarters of fiscal 2016 will have negative EBITDA (we had negative EBITDA of $1.1 million for the three months ended April 30, 2015), but hope to be EBITDA positive in the third and fourth quarters, and show positive EBITDA in our audited results of operations for the year ended January 31, 2016.

We prepared and organized the operations of the Company to scale to $40 million in revenue without materially increasing our staffing needs from where they are currently by fiscal 2017.

The Company is organized around our three pillars of growth, which are domestic grocery, international and ecommerce.

Domestic Grocery

Domestic grocery is the core focus of the Company with the strategy of continuing to expand into key markets and gaining new accounts and building on the base of accounts we have already. Within the U.S. grocery and specialty retail segment, the Company’s products are distributed through several distributors such as UNFI, Kehe, C&S and DPI and we also distribute directly to certain customers. We sell to retailers such as Safeway (Randalls), Krogers, HEB, Wegmans, Target, Jewel-Osco, Market Basket, Whole Foods, Winn Dixie Bi-Lo, Ahold, Hannafords, Albertsons, Shaw’s and Fairways, and Fresh and Easy. During the past year we have expanded our distributor relationships nationally in the United States. We expect our ongoing discussions with retailers will enable us to place our products in more chains throughout the year and we continue to seek to expand our product placement with grocery retailers and distributors throughout the United States and internationally.

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

Based on our current distribution of approximately 7,200 shelves in the U.S. and an average of three SKUs (Stock Keeping Units) of RealCups™ per store, if we can get an additional customer to purchase one SKU per store, per week, within our existing distribution, we believe we can generate approximately ~$6.7 million in additional revenue for the 2016 fiscal year. Our next objective is to get all nine Recyclable RealCup™ Marley Coffee SKUs within our current distribution. SKUs or Stock Keeping Units are a store's or catalog's product and service identification code, often portrayed as a machine-readable bar code that helps items be tracked for inventory.

We believe that our recyclable RealCup™ capsule will be one of the most innovative and sustainable single serve products to hit the market in calendar 2015. Keurig Green Mountain (formerly Green Mountain Coffee Roasters), the largest company in the single serve space in North America has expressed their belief that there should be a recyclable solution for K-Cups, however they have only set a 2020 target for their commitment to making 100% of their K-Cup packs recyclable. By having a planned summer 2015 launch, we believe it gives us a competitive advantage for those consumers looking for a sustainable solution to single use coffee capsules. We have received media attention around this launch and we have several marketing campaigns in the works as well.

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

Commitment to Reduce Cash Compensation

Throughout fiscal 2015, the Company issued shares of common stock in consideration for services rendered to its officers, directors and employees in an effort to maximize its cash on hand and improve liquidity. In fiscal 2016, the Company plans to pay the salaries of its officers and employees in cash, provided that where possible, the Company intends to continue to use common stock in lieu of cash consideration, and has continued to pay certain of its employees in stock instead of cash during fiscal 2016. As the Company continues to grow it will need to raise additional cash in order to maintain its growth and fund its operations. If the Company is unable to access additional capital moving forward, it will hurt our ability to maintain growth and possibly jeopardize our ability to maintain our current operations. We may not be able to increase sales, reduce expenses or obtain additional financing, if necessary, at a level to meet our current obligations to continue as a going concern.

The Company is focused on growing revenue while working to lower cost of sales and operating expenses, with the ultimate goal of generating net income.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended April 30, 2015 and 2014

Revenue. Revenue for the three months ended April 30, 2015 and 2014 was $2,738,379 and $2,141,037, respectively, which represents an increase of $597,342 or 27.9% from the previous period. Revenue increased as a result of the Company’s continued expansion into the retail grocery market and its continued growth of other business verticals.

Discounts and allowances. Discounts and allowances for the three months ended April 30, 2015 and 2014 was $156,952 and $19,916, respectively, which represents an increase of $137,036 or 688.1% from the previous period. Discounts and allowances increased as a result of the corresponding increase in sales.

Net revenue. Net revenue for the three months ended April 30, 2015 and 2014 was $2,581,427 and $2,121,121, respectively, which represents an increase of $460,306 or 21.7% from the previous period.

Total cost of sales. Total cost of sales for the three months ended April 30, 2015 and 2014 was $1,784,812 and $1,668,376, respectively, which represents an increase of $116,436 or 7.0% from the previous period. The increase in total cost of sales was mainly the result of the increased sales.

Gross Profit. Gross Profit was $796,615 and $452,745, respectively, for the three months ended April 30, 2015 and 2014, which represents an increase of $343,870 or 76.0%. Gross profit as a percentage of net sales was 30.9% and 21.3% for the three months ended April 30, 2015 and 2014, respectively. Gross profit increased as a result of better managing our costs.

Compensation and benefits expenses. Compensation and benefits expenses were $972,806 and $1,132,148, respectively, for the three months ended April 30, 2015 and 2014, which represents a decrease of $159,342 or 14.1%. Compensation and benefits expenses decreased as a result of decreased staff and more efficient operations.

Selling and marketing expenses. Selling and marketing for the three months ended April 30, 2015 and 2014 was $521,116 and $822,773, respectively, which represents a decrease of $301,657 or 36.7% from the previous period. Selling and marketing expenses decreased as a result of decreased advertising campaigns in new markets in the current period. We anticipate experiencing marketing expenses relative to our cash flow availabilities throughout fiscal 2016 as we will seek to expand our customer base even more and build out the Company brand.

General and administrative expenses. General and administrative expenses for the three months ended April 30, 2015 and 2014 was $492,824 and $780,600, respectively, which represents a decrease of $287,776 or 36.9% from the previous period. General and administrative expenses decreased this period as a result of the stepped up expansion in the previous period and the need to support that expansion mostly through professional fees, office supplies and equipment.

Total operating expenses. Total operating expenses for the three months ended April 30, 2015 and 2014 was $1,986,746 and $2,735,521, respectively, which represents a decrease of $748,775 or 27.4% from the previous period. Total operating expenses decreased as a result of the decreases in compensation and benefits, selling and marketing expenses and general and administrative expenses described above.

Other income (expense). Other income for the three months ended April 30, 2015 and 2014 was $0 and $370,024, respectively. Other income (expense) decreased as a result of the conclusion of a financing agreement in September of 2014, which provided the right for the lender to receive certain true-ups in the event the trading value of common stock declined during certain predetermined periods.

Interest expense. Interest expense for the three months ended April 30, 2015 and 2014 was $7,105 and $437, respectively, which represents an increase of $6,668 from the previous period. Interest expense increased as a result of our short term financing and capital lease agreements incurred in the quarter, as described in greater detail in footnote 6 to the financial statements included herein.

Net Loss. Net Loss was $1,197,236 and $1,913,189, respectively, for the three months ended April 30, 2015 and 2014, which represents a decrease of $715,953 or 37.4%. Net Loss decreased as a result of the reasons described above.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations primarily through the issuance of our common stock.

The following table presents details of our working capital and cash and cash equivalents:

	April 30, 2015	January 31, 2015	Increase/(Decrease)
Working Capital	$(1,904,149)	$(1,233,415)	$(670,734)
Cash	$72,031	$443,189	$(371,158)

At April 30, 2015, we had total assets of $3,110,720 and total liabilities of $3,877,376. Our current sources of liquidity include our existing cash and cash equivalents and cash from operations. For the three months ended April 30, 2015, we generated gross sales of $2,738,379 and we had a net loss of $1,197,236.

Total current assets of $1,973,227 as of April 30, 2015 included cash of $72,031, accounts receivable of $1,732,247 (which included $810,498 due from Mother Parkers), inventory of $153,868, other current assets of $3,421 and $11,660 of prepaid assets.

We had total assets as of April 30, 2015 of $3,110,720 which included the total current assets of $1,973,227, $395,498 of property and equipment, net, $718,428 of intangible assets and $23,567 of other assets.

We had total liabilities of $3,877,376 as of April 30, 2015, which were solely current liabilities and included $3,253,092 of accounts payable (which included $2,480,206 of accounts payable to Mother Parkers), $58,609 of accrued royalty – related party (relating to amounts accrued in connection with the FSHR License Agreement (described above)), $266,727 of accrued expenses, and $298,948 of notes payable in connection with short term financing agreement and a capital lease we entered into, as described in greater detail in footnote 9 to the financial statements included herein.

We source coffee that we sell to our roaster, Mother Parkers, a related party and shareholder of the Company, who in turn sells it to its own customers. This is especially the case with Jamaican Blue Mountain coffee secured by us.  At April 30, 2015, we are owed $810,498 by Mother Parkers. We also utilize the services of Mother Parkers, to roast coffee to our specifications for sale to the Company's customers. As a result, at April 30, 2015, we owe $2,480,206 to Mother Parkers for roasting services.

The Company has been seeing declining losses year over year and quarter over quarter over the past several periods. Net losses for the three months ended April 30, 2015 were $1,197,236, but approximately $368,000 of such figure was related to stock based compensation,  resulting in net losses before non-cash expenses of $829,191 as compared to $1,142,265 of net loss before non-cash expenses for the same period last year and $1,016,966 of net loss before non-cash expenses for the three months ended January 31, 2015. We anticipate the losses for the three months ended July 31, 2015 to be the lowest the Company has had to date and for that trend to continue through the rest of the year. Management is confident in the Company’s ability to execute its previously stated 2016 year end goal of generating $17 million in total gross revenues this fiscal year. The Company's next big goal is to get to EBITDA positive, which we believe we can reach by the end of the fourth quarter (the three months ended January 31, 2016). Moving forward, the Company may undertake steps to uplist its common stock to the NYSE MKT or NASDAQ Capital Market, in the event the Company can meet all applicable uplisting criteria.

As of the filing of this report, we believe that our cash position, funds we may raise through future offerings, the line of credit described below, and the revenues we generate will be sufficient to meet our working capital needs for approximately the next twelve months based on our projections. In addition to the above, the Company’s largest supplier of products recently agreed to extend the Company’s required terms of payment from thirty days to one hundred and twenty days from the date product is received, which will provide the Company approximately $1.5 million of short term capital in the near term.  Also, the Company recently entered into a term sheet for up to a $1.5 million dollar line of credit, for which there is no assurance that such line of credit will be available.

In the fourth fiscal quarter of 2014 and first three fiscal quarters of 2015, we established an annual promotional calendar for our retailers and distributors. Promotions range from discounts at store level to in-store tastings. To date, promotions and trial programs, especially at some of our larger accounts such as Kroger, Safeway (Randalls) and HEB, are increasing product velocity. Additionally we are constantly evaluating cost effective tools to generate brand awareness and trials outside of the retail environment. We plan to continue driving these efforts with the goal of seeing revenues from organic growth increase quarter-to-quarter throughout the remainder of fiscal 2016.

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

The overwhelming majority of our sales are outside of the distribution of Jamaican Blue Mountain (JBM) beans and products. Nonetheless, one of our main concerns for fiscal 2016 is a shortage in JBM. Hurricane Sandy and coffee leaf rust impacted the production output of JBM for 2014 and 2015. Jamaica and the industry expect a slow recovery in output. This tightening of supplies caused JBM prices to increase by about 40% in 2014/2015. We are committed to ensuring our supply chain and providing our customers JBM. We are diligently working to secure more JBM as the market we created for it continues to expand. There still is a high demand for JBM in North America, but limited supply and rising costs may hurt sales. We are currently working to address the supply issues and while we believe we will be in a far better position throughout fiscal 2016 with respect to JBM availability, if we are unable to purchase a sufficient quantity of high-quality coffee beans, we may not be able to fulfill demand for our coffee, our revenue may decrease and our ability to expand our business may be negatively impacted.

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

Although our sales and revenues have increased significantly on an annual basis, the Company incurred a net loss of $10,280,985 and $6,704,030 for the years ended January 31, 2015 and 2014, respectively and had an accumulated deficit of $24,043,833 at January 31, 2015, compared to a net loss of $1,197,236 and $1,913,189 for the three months ended April 30, 2015 and 2014, respectively, and an accumulated deficit of $25,241,069 as of April 30, 2015. In addition, the Company has a history of losses and has not generated net income from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The operations of the Company have primarily been funded by the sale of common stock and debt financing. The Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to sell its products directly to end-users and through distributors, establish profitable operations through increased sales and decreased expenses, and obtain additional funds when needed. We may not be able to increase sales or reduce expenses to a level necessary to meet our current obligations or continue as a going concern. As a result, the opinion the Company received from its independent registered public accounting firm on its January 31, 2015 financial statements contains an explanatory paragraph stating that there is substantial doubt regarding the Company’s ability to continue as a going concern. If we become unable to continue as a going concern, we may have to liquidate our assets, and may realize significantly less than the values at which they are carried on our financial statements, and stockholders may lose all or part of their investment in our common stock. The accompanying financial statements do not contain any adjustments for this uncertainty.

In addition to the above, the Company’s largest supplier of products recently agreed to extend the Company’s required terms of payment from thirty days to one hundred and twenty days from the date product is received, which will provide the Company approximately $1.5 million of short term capital in the near term.

Cash Flows

	Three months Ended
	April 30,2015	April 30,2014
Net cash used in operating activities	$(614,583)	$(920,891)
Net cash provided by (used in) investing activities	$(55,523)	$(13,089)
Net cash provided by financing activities	$298,948	$2,495,035

Operating Activities

Compared to the corresponding period in 2014, net cash used in operating activities decreased by $306,308 for the three months ended April 30, 2015. Net cash used in operating activities for the three months ended April 30, 2015 was primarily due to $1,197,236 of net loss and $577,995 of increase in accounts receivable, offset by $368,046 of share-based employee compensation and $760,192 of increase in accounts payable.

 Investing Activities

Net cash used in investing activities for the three months ended April 30, 2015 and 2014, was solely due to the purchase of property and equipment.

Financing Activities

Compared to the corresponding period in fiscal 2014, net cash provided by financing activities decreased by approximately $2,196,087 for the three months ended April 30, 2015 compared to the same period in 2014 primarily due to the $2,500,000 of common shares sold to Mother Parkers for cash in the prior period (as described below), offset by $298,948 of financing on short term debt during the current period.

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

Pursuant to the Subscription, we provided Mother Parkers a right of first refusal for a period of two (2) years following the Subscription, to purchase up to 10% of any securities (common stock, options or warrants exercisable for common stock) we propose to offer and sell in a public or private equity offering (the “ROFO Securities”), exercisable for 48 hours from the time we provide Mother Parkers notice of such proposed sale of ROFO Securities (subject where applicable to Mother Parkers meeting any prerequisites to participation in the offering). The right of first refusal does not apply to the issuance of (a) shares of common stock or options to employees, officers, directors or consultants of the Company in consideration for services, (b) securities exercisable or exchangeable for or convertible into shares of common stock issued and outstanding on the date of the Subscription, (c) securities issued pursuant to acquisitions or strategic transactions approved by the directors of the Company, provided that any such issuance shall provide the Company additional benefits in addition to the investment of funds, but shall not include a transaction in which the Company is issuing securities primarily for the purpose of raising capital, and (d) any debt securities (other than any debt securities exchangeable for or convertible into shares of common stock). The right of first refusal is not assignable and expires upon the first to occur of two (2) years following the date of the Subscription and the date Mother Parkers enters into or takes certain bankruptcy related actions.

The Warrants have an exercise price equal to 150% of the Per Unit Price ($0.51135 per share), a term of three years and prohibit Mother Parkers from exercising such Warrants to the extent such exercise would result in the beneficial ownership of more than 9.99% of the Company’s common stock, subject to Mother Parkers’ right to waive such limitation with 61 days prior written notice.

As described above, we also had certain accounts receivable due from, and certain accounts payable owed to, Mother Parkers, as of April 30, 2015.

Revolving Line of Credit

The Company entered into an unsecured Revolving Line of Credit Agreement with Colorado Medical Finance Services, LLC, dba Gold Gross Capital LLC on June 9, 2015, with an effective date of February 16, 2015.  The line of credit allows the Company the right to borrow up to $500,000 from the lender from time to time.  On March 26, 2015, the lender advanced $250,000 to us under the terms of the line of credit. Amounts owed under the line of credit are to be memorialized by revolving credit notes in the form attached to the line of credit, provided that no formal note has been entered into to advance amounts borrowed to date. Amounts borrowed under the line of credit accrue interest at the rate of 17.5% per annum and can be repaid at any time without penalty. A total of 10% of the interest rate is payable in cash and the other 7.5% of the interest rate is payable in cash, or at the option of the lender and with our consent, or by a reduction in amounts owed to us by the lender in connection with the sale of coffee or other promotional activities.  The line of credit expires, and all amounts are due under the line of credit on September 26, 2016.  The line of credit contains customary events of default, and upon the occurrence of an event of default the lender can suspend further advances and require the Company to declare the entire amount then owed immediately due, subject to a 10 day period pursuant to which we have the right to cure any default.  Upon the occurrence of an event of default the amounts owed under the line of credit bear interest at the rate of 20% per annum. Proceeds from the line of credit can be solely used for working capital purposes. The lender has no relationship with the Company or its affiliates.

Off-Balance Sheet Arrangements

As part of our on-going business, we have not participated in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangement or other contractually narrow or limited purposes. As of April 30, 2015, we are not involved in any material unconsolidated SPEs.

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

Impairment of Long-Lived Assets. Long-lived assets include a license agreement that was recorded at the estimated cost to acquire the asset (See Note 4 to the financial statements included in this report). The license agreement is reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their estimated fair values. Management evaluated the carrying value of the license and determined that no impairment existed at April 30, 2015 or 2014.

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

Recent Accounting Pronouncements

For the three months ended April 30, 2015 and 2014, there were no accounting standards or interpretations issued that are expected to have a material impact on our financial position, operations or cash flows.

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

Management believes that the material weaknesses set forth in items (1) through (4) above did not have an effect on the Company’s financial reporting during the three months ended April 30, 2015.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended April 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Effective on March 31, 2015, the Company and Mr. Whittle entered into a Settlement Agreement and Release of Claims (the “Settlement”), pursuant to which the parties agreed to dismiss their claims associated with the District Court, City and County of Denver, State of Colorado (Case No. 2014-CV-032991 Division: 209), lawsuit described above. Pursuant to the terms of the Settlement, the Company agreed to pay Mr. Whittle $80,000 which was accrued as of January 31, 2015 (to be paid in equal payments of $10,000 per month beginning on April 1, 2015), the Company agreed to withdraw from a joinder in connection with the Federal Action pending between the parties (and certain other parties) as described below, the parties provided each other mutual releases and the parties agreed to mutually dismiss, with prejudice, their claims.  This case has since been dismissed with prejudice.

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

On December 15, 2014, a complaint was filed against the Company in the Superior Court of State of California, for the County of Los Angeles – Central Division (Case Number: BC566749), pursuant to which Sky Consulting Group, Inc. (“Sky”), made various claims against the Company, Mr. Tran, the Company’s President and Director, Marley C&V International, and various other parties. The complaint alleged causes of action for breach of contract, fraud, negligent representation, intentional interference with contractual relationship and negligent interference with contractual relationship, relating to a May 2013 coffee distributor agreement between the Company and Sky, which provided Sky the right to sell Company branded coffee products in Korea. The suit seeks damages, punitive damages, court costs and attorney’s fees. The Company subsequently filed a motion to compel arbitration pursuant to the terms of the agreement, which was approved by the court on April 7, 2015. The outcome of this lawsuit cannot be predicted with any degree of reasonable certainty. As of the date of this filing the parties are currently in arbitration. In the event the matter is not settled in arbitration, the Company intends to continue to vigorously defend itself against the claims made by Sky.

In addition to the above, we may become involved in other material legal proceedings in the future.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended January 31, 2015, filed with the Commission on May 1, 2015, and investors are encouraged to review such risk factors prior to making an investment in the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

    Use of Proceeds From Sale of Registered Securities

None.

    Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

The Company entered into an unsecured Revolving Line of Credit Agreement with Colorado Medical Finance Services, LLC, dba Gold Gross Capital LLC on June 9, 2015, with an effective date of February 16, 2015.  The line of credit allows the Company the right to borrow up to $500,000 from the lender from time to time.  On March 26, 2015, the lender advanced $250,000 to us under the terms of the line of credit. Amounts owed under the line of credit are to be memorialized by revolving credit notes in the form attached to the line of credit, provided that no formal note has been entered into to advance amounts borrowed to date. Amounts borrowed under the line of credit accrue interest at the rate of 17.5% per annum and can be repaid at any time without penalty. A total of 10% of the interest rate is payable in cash and the other 7.5% of the interest rate is payable in cash, or at the option of the lender and with our consent, or by a reduction in amounts owed to us by the lender in connection with the sale of coffee or other promotional activities.  The line of credit expires, and all amounts are due under the line of credit on September 26, 2016.  The line of credit contains customary events of default, and upon the occurrence of an event of default the lender can suspend further advances and require the Company to declare the entire amount then owed immediately due, subject to a 10 day period pursuant to which we have the right to cure any default.  Upon the occurrence of an event of default the amounts owed under the line of credit bear interest at the rate of 20% per annum. Proceeds from the line of credit can be solely used for working capital purposes. The lender has no relationship with the Company or its affiliates.

On June 15, 2015, we issued a press release disclosing our results of operations for the three months ended April 20, 2015 compared to the three months ended April 30, 2014, and included certain information relating to our future plans for the remainder of fiscal 2016.  A copy of the press release is furnished as Exhibit 99.1 hereto.

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

JAMMIN JAVA CORP.

Dated: June 15, 2015	By: /s/ Brent Toevs
Brent Toevs
Chief Executive Officer
(Principal Executive Officer)

JAMMIN JAVA CORP.

Dated: June 15, 2015	By: /s/ Anh Tran
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

10.11+
Grant of Employee Stock Option, dated as of August 5, 2011, from the Company to Rohan Marley (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed August 10, 2011)

10.12+
Grant of Employee Stock Option, dated as of August 10, 2011, from the Company to Brent Toevs (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed August 10, 2011)

10.13**
Roasting and Distribution Agreement, dated as of January 1, 2012, by and between the Company and Canterbury Coffee Corporation, (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed May 14, 2012)

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

10.26*
Revolving Line of Credit Agreement dated February 16, 2015, and entered into June 9, 2015, by and between Colorado Medical Finance Services, LLC (dba Gold Cross Capital LLC) and Jammin Java Corp. (No Revolving Credit Note has been executed by the parties to date in connection with amounts borrowed under the Revolving Line of Credit).

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Accounting and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1****	Certifications of the Principal Executive Officer and the Principal Accounting and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1****	Press Release dated June 15, 2015

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

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