Form 10-Q
period 2015-07-31
JAMMIN JAVA CORP.
filed 2015-09-21
CIK 1334586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2015

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

Registrant’s telephone number, including area code: (303) 296-1756

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

           At September 17, 2015, there were 125,698,127 shares of the issuer’s common stock outstanding.

Jammin Java Corp.

For the Three and Six months Ended July 31, 2015 and 2014

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

JAMMIN JAVA CORP.
BALANCE SHEETS

	July 31,	January 31,
	2015	2015
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$51,035	$443,189
Accounts receivable, net	1,354,598	1,154,252
Inventory	2,670	197,581
Prepaid expenses	46,621	18,986
Other current assets	3,000	3,784
Total Current Assets	1,457,924	1,817,792

Property and equipment, net	285,457	381,248
Intangible assets, net	622,648	734,753
Other assets	17,966	23,567
Total Assets	$2,383,995	$2,957,360

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$3,403,140	$2,492,900
Accrued expenses	153,310	477,229
Accrued royalty and other expenses - related party	72,171	81,078
Notes payable	223,561	-
Total Current Liabilities	3,852,182	3,051,207

Total Liabilities	3,852,182	3,051,207

Stockholders' Equity (Deficit):
Common stock, $.001 par value, 5,112,861,525 shares authorized; 125,545,910 and 124,691,748 shares issued and outstanding, as of July 31, 2015 and January 31, 2015, respectively	125,546	124,692
Additional paid-in-capital	24,615,831	23,825,294
Accumulated deficit	(26,209,564)	(24,043,833)
Total Stockholders' Equity (Deficit)	(1,468,187)	(93,847)

Total Liabilities and Stockholders' Equity (Deficit)	$2,383,995	$2,957,360

See accompanying notes to condensed financial statements

JAMMIN JAVA CORP.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014

Revenue:	$3,190,827	$2,078,746	$5,929,206	$4,219,783
Discounts and allowances	(322,806)	(344)	(479,758)	(20,260)
Net revenue	2,868,021	2,078,402	5,449,448	4,199,523

Cost of sales:
Cost of sales products	2,059,049	1,583,243	3,843,861	3,251,619
Total cost of sales	2,059,049	1,583,243	3,843,861	3,251,619

Gross Profit	808,972	495,159	1,605,587	947,904

Operating Expenses:
Compensation and benefits	777,961	1,047,086	1,750,767	2,179,234
Selling and marketing	601,152	887,465	1,122,268	1,710,238
General and administrative	363,349	760,046	856,173	1,540,646
Total operating expenses	1,742,462	2,694,597	3,729,208	5,430,118

Other income (expense):
Other income (expense)	(32,537)	4,201	(32,537)	4,202
Loss on extinguishment of debt	-	(820,164)	-	(450,141)
Interest income (expense)	(2,468)	315	(9,573)	(122)
Total other income (expense)	(35,005)	(815,648)	(42,110)	(446,061)

Net Loss	$(968,495)	$(3,015,086)	$(2,165,731)	$(4,928,275)

Net loss per share:
Basic and diluted loss per share	$(0.01)	$(0.03)	$(0.02)	$(0.04)

Weighted average common shares outstanding - basic and diluted	125,545,910	117,348,177	125,221,362	113,388,829

See accompanying notes to condensed financial statements

JAMMIN JAVA CORP.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended July 31,
	2015	2014
Cash Flows From Operating Activities:
Net loss	$(2,165,731)	$(4,928,275)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	156,381	273,647
Shared-based employee compensation	635,010	1,090,094
Depreciation	79,265	48,818
Amortization of intangible assets	30,987	26,829
Loss on sale of business	32,537	-
Loss on settlement of liabilities	-	820,164
Changes in operating assets and liabilities:
Accounts receivable	(200,346)	(586,323)
Inventory	194,911	309,464
Prepaid expenses and other current assets	(26,851)	1,010,142
Other assets - long term	5,600	(7,850)
Accounts payable	910,240	(430,110)
Accrued expenses	(323,919)	295,801
Accrued royalty and other expenses - related party	(8,907)	(102,374)
Net cash used in operating activities	(680,823)	(2,179,973)

Cash Flows From Investing Activities:
Purchases of property and equipment	(12,894)	(24,780)
Sale of division	78,002	-
Net cash provided by (used in) investing activities	65,108	(24,780)

Cash Flows From Financing Activities:
Common stock issued for cash	-	2,500,000
Borrowings on short term debt	223,561	(4,965)
Net cash provided by financing activities	223,561	2,495,035

Net change in cash and cash equivalents	(392,154)	290,282
Cash and cash equivalents at beginning of period	443,189	857,122
Cash and cash equivalents at end of period	$51,035	$1,147,404

Non-Cash Transactions:
Interest expense	$4,400	$-
Extinguishment of debt for stock	$-	$369,589
Addition of capital leases	$73,000	$-

See accompanying notes to condensed financial statements

NOTES TO CONDENSED FINANCIAL STATEMENTS
July 31, 2015
(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited interim financial statements of Jammin Java Corp. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or any other future period. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year as reported in the Company’s Annual Report on Form 10-K have been omitted. The accompanying balance sheet at July 31, 2015 has been derived from the audited balance sheet at January 31, 2015 contained in such Form 10-K.

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

The Company incurred a net loss of $2,165,731 for the six months ended July 31, 2015, and has an accumulated deficit of $26,209,564. The Company has a history of losses and has only recently begun to generate revenue as part of its principal operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The operations of the Company have primarily been funded by the sale of its common stock. The Company will, in the future, need to secure additional funds through future equity sales or other fund raising activities. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.

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

Cash and Cash Equivalents. The Company considers all highly liquid investments with original maturities of six months or less to be cash equivalents. As of July 31, 2015, the Company had $51,035 of cash equivalents. Additionally, no interest income was recognized for the six months ended July 31, 2015.

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

Allowance for Doubtful Accounts. The Company does not require collateral from its customers with respect to accounts receivable. The Company determines any required allowance by considering a number of factors, including the terms for each customer, and the length of time accounts receivable are outstanding. Management provides an allowance for accounts receivable whenever it is evident that they become uncollectible. The Company has reserved an allowance of $98,866 for doubtful accounts at July 31, 2015. Because our accounts receivable are concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse effect on the collectability of our accounts receivable and our future operating results.

Inventories. Inventories are stated at the lower of cost or market. Cost is computed using weighted average cost, which approximates actual cost, on a first-in, first-out basis. Inventories on hand are evaluated on an on-going basis to determine if any items are obsolete or in excess of future needs. Items determined to be obsolete are reserved for. The Company provides for the possible inability to sell its inventories by providing an excess inventory reserve. As of July 31, 2015, the Company determined that no reserve was required.

Property and Equipment. Equipment is stated at cost less accumulated depreciation and amortization. Maintenance and repairs, as incurred, are charged to expense. Renewals and enhancements which extend the life or improve existing equipment are capitalized. Upon disposition or retirement of equipment, the cost and related accumulated depreciation are removed and any resulting gain or loss is reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of the assets.  For computers and leasehold improvements the useful life is 3 years and for furniture and equipment the useful life is 5 years.

Depreciation was $79,265 and $48,818 for the six months ended July 31, 2015 and 2014, respectively.

Impairment of Long-Lived Assets. Long-lived assets consist primarily of a license agreement that was recorded at the estimated cost to acquire the asset. The license agreement is reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable (see Note 5). Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their estimated fair values. Management evaluated the carrying value of long-lived assets including the license and determined that no impairment existed at July 31, 2015.

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

Earnings or Loss Per Common Share. Basic earnings per common share equals net earnings or loss divided by the weighted average of shares outstanding during the reporting period. Diluted earnings per share includes the impact on dilution from all contingently issuable shares, including options, warrants and convertible securities. The common stock equivalents from contingent shares are determined by the treasury stock method. The Company incurred a net loss for the six months ended July 31, 2015 and 2014, respectively. In addition, basic and diluted earnings per share for such periods are the same because all potential common equivalent shares would be anti-dilutive including 4,487,500 “in the money” outstanding options which are exercisable as of July 31, 2015.

Recently Issued Accounting Pronouncements. Accounting standards that have been issued by the FASB or other standards setting bodies that do not require adoption until a future date are being evaluated by the Company to determine whether adoption will have a material impact on the Company’s financial statements.

The FASB has issued Accounting Standards Update (ASU) No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” as part of its simplification initiative. The ASU changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense.  The Company recorded a Note payable on its balance sheet in the first quarter of 2015 of which no issuance costs were incurred.  The Company has also entered into pending financing arrangements which have not yielded funding currently, these costs are carried as a prepaid expense on the Company’s balance sheet at July 31, 2015.  The Company recognizes interest expense timely and reduces its debt liability as remittance occurs.

Note 4 – Inventories

Inventories were comprised of:
	July 31, 2015	January 31, 2015
Finished Goods - Coffee	$-	$45,468
Non - Coffee Inventories	$2,670	$-

Note 5 - Trademark License Agreements and Intangible Assets

Intangible assets include our License Agreement, and intangibles and goodwill arising from our BikeCaffe acquisition asset purchase.  The goodwill of the Black Rock Beverages division was $81,118 which was removed at the time of sale in July 2015 as mentioned in our “Overview” section of “Recent Transactions”. The amortization periods are fifteen years and ten years for the license agreement and intangible assets, respectively. Amortization expense consists of the following:

	July 31,	January 31,
	2015	2015
License Agreement	$730,000	$730,000
Intangible assets	49,900	49,900
Total	$779,900	$779,900
Accumulated amortization	(164,296)	(133,309)
Intangibles subject to amortization	$615,604	$646,591
Goodwill	7,044	$88,162
Total intangible assets	$622,648	$734,753

	Three months ended July 31,		Six months ended July 31,
	2015	2014	2015	2014
License Agreement	$(12,167)	$(12,167)	$(24,333)	$(24,333)
Intangibles Amortization Expense	$(2,496)	$(1,248)	$(6,654)	$(2,496)
Total License Agreement Amortization Expense	$(14,663)	$(13,415)	$(30,987)	$(26,829)

As of July 31, 2015, the remaining useful life of the Company’s license agreement was approximately 12.0 years. The following table shows the estimated amortization expense for such assets for each of the five succeeding fiscal years and thereafter.

Years Ending July 31,
2016	$29,324
2017	$58,648
2018	$58,648
2019	$58,648
2020	$58,648
Thereafter	$351,688
Total	$615,604

Note 6 – Notes Payable

The Company entered into an unsecured Revolving Line of Credit Agreement with Colorado Medical Finance Services, LLC, dba Gold Gross Capital LLC on June 9, 2015, with an effective date of February 16, 2015. The line of credit allows the Company the right to borrow up to $500,000 from the lender from time to time. On March 26, 2015, the lender advanced $250,000 to us under the terms of the line of credit. Amounts owed under the line of credit are to be memorialized by revolving credit notes in the form attached to the line of credit, provided that no formal note has been entered into to advance amounts borrowed to date. Amounts borrowed under the line of credit accrue interest at the rate of 17.5% per annum and can be repaid at any time without penalty. A total of 10% of the interest rate is payable in cash and the other 7.5% of the interest rate is payable in cash, or coffee goods and services, at the option of the lender, with our consent.  The line of credit expires, and all amounts are due under the line of credit on September 26, 2016. The line of credit contains customary events of default, and upon the occurrence of an event of default the lender can suspend further advances and require the Company to declare the entire amount then owed immediately due, subject to a 10 day period pursuant to which we have the right to cure any default. Upon the occurrence of an event of default the amounts owed under the line of credit bear interest at the rate of 20% per annum. Proceeds from the line of credit can be solely used for working capital purposes. The lender has no relationship with the Company or its affiliates. As of July 31, 2015, the Company had borrowed a total of $250,000 under the Line of Credit.

Note 7 - Related Party Transactions

Transactions with Marley Coffee Ltd.

During the six months ended July 31, 2015 and 2014, the Company made purchases of $358,989 and $234,122 respectively, from Marley Coffee Ltd. (“MC“) a producer of Jamaican Blue Mountain coffee that the Company purchases in the normal course of its business. The Company also received rebates from Marley Coffee Ltd. for the three months ending July 31, 2015 of $52,596 and 2015 year to date rebates of $97,796 on the Jamaican green coffee purchased. There were no rebates in the prior year. From inception to July 31, 2015, the Company has made purchases of $2,492,085 after credits and rebates from Marley Coffee Ltd. The Company directs these purchases to third-party roasters for fulfillment of sales orders. The Company’s Chairman, Rohan Marley, is an owner of approximately 25% of the equity of MC.

During the six months ended July 31, 2015 and 2014 the Company paid Rohan Marley Enterprises and Rohan Marley $90,909 and $95,873 respectively, for directors consulting fees. The Company has paid Rohan Marley Enterprises $319,449 and Rohan Marley $106,335 for a total of $425,784 from inception to July 31, 2015, for directors fees and expense reimbursements.  Rohan Marley Enterprises is the personal S-Corporation of Rohan Marley which he uses to record all of his business transactions.

The following describe transactions with entities which are licensees of Hope Road Merchandising, LLC a company in which Rohan Marley is a beneficiary. During the six months ended July 31, 2015 and 2014, the Company made purchases of $3,496 and $28,126 respectively, from House of Marley. From inception to July 31, 2015, the Company has purchased $62,870 of product from House of Marley. Homemedics which owns House of Marley has purchased $3,780 of product from inception to July 31, 2015.  House of Marley produces headphones and speakers that the Company uses for promotions and trade shows. During the six months ended July 31, 2015 and 2014, the Company made purchases of $521 and $94, respectively from Zion Rootswear. From inception to July 31, 2015, the Company has made purchases of $5,297 from Zion Rootswear. The Company has made purchases of $1,603 from inception to July 31, 2015 from Tuff Gong International.  The purchases from Tuff Gong International and Zion Rootswear were for Bob Marley apparel and gifts that were used for marketing and promotions purposes.

During the six months ended July 31, 2015 and 2014, the Company has an accrual for royalties to Fifty-Six Hope Road Music Limited (“56 Hope Road”) of $131,284 and $117,425, respectively, for the license to use of the name “Marley Coffee”. From inception to July 31, 2015, the Company has incurred royalties of $586,650 to 56 Hope Road.

During the six months ended July 31, 2015, the Company paid Sondra Toevs $5,386 and Ellie Toevs $2,629 for part time employment. Sondra Toevs is the wife of the CEO, Brent Toevs, and Ellie Toevs is the daughter of Mr. Toevs.  The total paid to these employees for the calendar year 2014 was $17,648 for Sondra Toevs and $6,063 for Ellie Toevs.

The total owed to Mother Parkers for accounts payable is $2,054,926 as of July 31, 2015, and the total due from Mother Parkers is $176,351 as of July 31, 2015.

Note 8 – Stockholders’ Equity

Share-based Compensation:

On August 5, 2011, the Board of Directors approved the Company’s 2011 Equity Compensation Plan (the “2011 Plan“). The 2011 Plan authorizes the issuance of various forms of stock-based awards, including incentive or non-qualified options, restricted stock awards, performance shares and other securities as described in greater detail in the 2011 Plan, to the Company’s employees, officers, directors and consultants. A total of 20,000,000 shares are authorized for issuance under the 2011 Plan, which has not been approved by the stockholders of the Company. As of July 31, 2015 a total of 16,333,333 shares are available for issuance under the 2011 Plan.

On October 14, 2012, the Board of Directors approved the Company’s 2012 Equity Incentive Plan, which was amended and restated on September 19, 2013 (as amended and restated, the “2012 Plan“). The 2012 Plan authorizes the issuance of various forms of stock-based awards, including incentive or non-qualified options, restricted stock awards, restricted units, stock appreciation rights, performance shares and other securities as described in greater detail in the 2012 Plan, to the Company’s employees, officers, directors and consultants. A total of 12,000,000 shares are authorized for issuance under the 2012 Plan, which has been approved by the stockholders of the Company, and as of July 31, 2015, a total of 36,907 shares are available for issuance under the 2012 Plan.

On September 10, 2013, the Board of Directors approved the Company’s 2013 Equity Incentive Plan (the “2013 Plan“). The 2013 Plan authorizes the issuance of various forms of stock-based awards, including incentive or non-qualified options, restricted stock awards, restricted units, stock appreciation rights, performance shares and other securities as described in greater detail in the 2013 Plan, to the Company’s employees, officers, directors and consultants. A total of 12,000,000 shares are authorized for issuance under the 2013 Plan, which has been approved by the stockholders of the Company, and as of July 31, 2015, a total of 2,341,626 shares are available for issuance under the 2013 Plan.

On June 30, 2015, the Board of Directors approved the Company’s 2015 Equity Incentive Plan (the “2015 Plan”). The 2015 Plan authorizes the issuance of various forms of stock-based awards, including incentive or non-qualified options, restricted stock awards, restricted units, stock appreciation rights, performance shares and other securities as described in greater detail in the 2015 Plan, to the Company’s employees, officers, directors and consultants. A total of 17,500,000 shares are authorized for issuance under the 2015 Plan, which has not been approved by the stockholders of the Company, and as of July 31, 2015, a total of 11,500,000 shares are available for issuance under the 2015 Plan.

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

During the six months ended July 31, 2015 and 2014, the Company recognized share-based compensation expenses totaling $635,010 and $1,090,094, respectively. The remaining amount of unamortized stock option expense at July 31, 2015 was $2,647,793.

The intrinsic value of exercisable and outstanding options at July 31, 2015 and 2014 was $311,646 and $247,500, respectively.

The options are valued using the Black Scholes method with the grant date weighted average fair value at $0.40 per share.  Activity in stock options during the six month period ended July 31, 2015 and related balances outstanding as of that date are set forth below:
			Weighted Average
	Number of	Weighted Average	Remaining Contract
	Shares	Exercise Price	Term (# of years)
Outstanding at February 1, 2015	17,830,000	$0.35
Granted	1,340,000	0.20
Exercised	-	-
Forfeited and canceled	(1,060,000)	0.45
Outstanding at July 31, 2015	18,110,000	$0.25	3.46
Exercisable at July 31, 2015	11,200,826	$0.31	2.57

Note 9 – Commitments and Contingencies

On July 28, 2014, Shane Whittle, individually, a former significant shareholder and officer and director of the Company (“Whittle“) filed a complaint against the Company in the District Court, City and County of Denver, State of Colorado (Case No. 2014-CV-032991 Division: 209). The complaint alleged that Whittle entered into a consulting agreement with the Company for which the Company failed to make payments and that Rohan Marley, as both a director of the Company and of Marley Coffee Canada, Inc., additionally agreed that, as part of Whittle’s consulting compensation, the Company would assume a debt owed by Marley Coffee Canada to Whittle. The cause of action set forth in the complaint includes breach of contract. Damages claimed by Whittle included $60,000 under the consulting agreement and $19,715 related to payments assumed by the Company. Effective on March 31, 2015, the Company and Mr. Whittle entered into a Settlement Agreement and Release of Claims (the “Settlement“), pursuant to which the parties agreed to dismiss their claims associated with the District Court, City and County of Denver, State of Colorado (Case No. 2014-CV-032991 Division: 209), lawsuit described above. Pursuant to the terms of the Settlement, the Company agreed to pay Mr. Whittle $80,000 which was accrued as of January 31, 2015 (to be paid in equal payments of $10,000 per month beginning on April 1, 2015), the Company agreed to withdraw from a joinder in connection with the Federal Action pending between the parties (and certain other parties) as described below, the parties provided each other mutual releases and the parties agreed to mutually dismiss, with prejudice, their claims.

In a separate case, on September 30, 2014, Whittle individually, and derivatively on behalf of Marley Coffee LLC (“MC LLC“) filed a complaint against Rohan Marley, Cedella Marley, the Company, Hope Road Merchandising, LLC, Fifty-Six Hope Road Music Limited, and Marley Coffee Estate Limited in the United States District Court for the District of Colorado (Civil Action No. 2014-CV-2680). The complaint alleges that Whittle entered into a partnership with Rohan Marley, to sell premium coffee products branded after the name and likeness of Rohan Marley. The causes of action set forth in the complaint include, among others, racketeering activity, trademark infringement, breach of fiduciary duty, civil theft, and civil conspiracy (some of which causes of action are not directly alleged against the Company), which are alleged to have directly caused Whittle and Marley Coffee LLC substantial financial harm. Damages claimed by Whittle and MC LLC include economic damages to be proven at trial, profits made by defendants, treble damages, punitive damages, attorneys’ fees and pre and post judgment interest. Subsequently, all but the civil conspiracy claim against the Company was dismissed and the court ordered Whittle to amend his complaint to provide only for an alleged claim of breach of fiduciary duty (not against the Company) and conspiracy claims as an individual (not on a derivative basis). The outcome of this lawsuit cannot be predicted with any degree of reasonable certainty. In the event the matter is not settled, the Company intends to continue to vigorously defend itself against Whittle’s and MC LLC’s claims.

Note 9 – Commitments and Contingencies (Continued)

On December 15, 2014, a complaint was filed against the Company in the Superior Court of State of California, for the County of Los Angeles – Central Division (Case Number: BC566749), pursuant to which Sky Consulting Group, Inc. (“Sky“), made various claims against the Company, Mr. Tran, the Company’s President and Director, Marley C&V International, and various other parties. The complaint alleged causes of action for breach of contract, fraud, negligent representation, intentional interference with contractual relationship and negligent interference with contractual relationship, relating to a May 2013 coffee distributor agreement between the Company and Sky, which provided Sky the right to sell Company branded coffee products in Korea. The suit seeks damages, punitive damages, court costs and attorney’s fees. The Company subsequently filed a motion to compel arbitration pursuant to the terms of the agreement, which was approved by the court on April 7, 2015. The parties subsequently entered arbitration in connection with the lawsuit.  On September 8, 2015, the parties entered into a mutual settlement and release agreement, whereby Sky agreed to return 130,480 shares of common stock to the Company and stop distributing our products, displaying our tradenames or using our intellectual property; the parties agreed to each dismiss their claims/lawsuits; and each party provided the other a general release of all outstanding claims.  As of the date of this report, the shares have not yet been returned to the Company and the claims/lawsuits have not been dismissed, however we are confident that the shares will be returned to us (which shares we plan to cancel upon receipt) and the claims/lawsuits will be dismissed shortly after the date this report is filed.

Note 10 – Sale of Division

On July 9, 2015, with an effective date of July 1, 2015, the Company entered into an Asset Purchase Agreement with Black Rock Beverages, LLC (“BRB”), pursuant to which it sold its Black Rock Beverage division and related assets to BRB (the “Sale Agreement”).  Pursuant to the Sale Agreement, BRB agreed to pay the Company $300,000, with $200,000 payable on the closing date of the transaction (July 15, 2015), and $100,000 payable in 24 equal monthly installments, provided that if BRB’s average sales do not meet a minimum of $50,000 per month during each of the first six months following the closing, the aggregate amount of $100,000 in payments due is reduced by $5,000 for each month such $50,000 monthly minimum is not met.  The contingent $100,000 consideration will be recognized, if and when, the conditions for measurement have been met six months subsequent to the sale date.  Additionally, the Company agreed to continue to pay the salary of one of its employees acquired in the Company’s original acquisition of the Black Rock Beverage division in August 2013 and to continue to cover the rent, for five months, on a warehouse located on Lipan St. in Denver, Colorado, and BRB agreed to assume certain of the Company’s capital and vehicle leases.  We also agreed to a six month freeze on increasing any cost of goods purchased by BRB for products sold through the Black Rock Beverage operations.

Note 11 – Concentrations

A significant portion of our revenue is derived from our relationships with a limited number of vendors and distributors. The loss of one or more of our significant vendors or distributors would have a material impact on our revenues and results of operations. During the six months ended July 31, 2015, three customers accounted for 48% of net revenues. During the six months ended July 31, 2014, three customers accounted for 56% of net revenues.

During the six months ended July 31, 2015, two vendors accounted for 79% of purchases. During the six months ended July 31, 2014, three vendors accounted for 48% of purchases.

For the six months ending July 31, 2015 total sales in Canada totaled $426,662 and during the six months ended July 31, 2014 total sales in Canada totaled $670,577 including $516,120 in Green coffee sales.

For the six months ending July 31, 2015 sales in South Korea for Green and retail coffee sales totaled $461,048 and for the six months ending July 31, 2014 sales in South Korea totaled $0.

For the six months ending July 31, 2015 sales in Chile totaled $608,638 and for the six months ending July 31, 2014 sales in Chile totaled $125,412.

Note 12 – Subsequent Events

Convertible Note with JSJ Investments Inc.

On September 9, 2015, we sold a 12% Convertible Note to JSJ Investments Inc. (“JSJ” and the “JSJ Convertible Note”) in the amount of $275,000. Amounts owed under the JSJ Convertible Note accrue interest at the rate of 12% per annum (18% upon an event of default). The JSJ Convertible Note is payable by us on demand by JSJ at any time after March 6, 2016. We have the right to prepay the JSJ Convertible Note (a) for an amount equal to 135% of the then balance of such note until the 180th day following the date of the note, and (b) for an amount equal to 150% of the balance of such note subsequent to the maturity date (provided the holder consents to such payment after maturity).

The JSJ Convertible Note and all accrued interest is convertible at the option of the holder thereof into the Company’s common stock at any time. The conversion price of the JSJ Convertible Note is 60% (a 40% discount) to the third lowest intra-day trading price of the Company’s common stock during the 10 trading days prior to any conversion date of the note. In the event we do not issue the holder any shares due in connection with a conversion within three business days, we are required to issue the holder additional shares equal to 25% of the conversion amount, and an additional 25% of such shares for each additional five business days beyond such fourth business day that such failure continues. In the event we do not have a sufficient number of authorized but unissued shares of common stock to allow for the conversion of the note, the discount rate (40%) is increased by an additional 5%.

In connection with the sale of the note, we agreed to pay $5,000 of JSJ’s legal fees.

The JSJ Convertible Note contains standard and customary events of default, including in the event we fail to timely file any and all reports due with the Securities and Exchange Commission. Upon the occurrence of an event of default, JSJ can demand that we immediately repay 150% of the outstanding balance of the JSJ Convertible Note together with accrued interest (and default interest, if any).

Pursuant to the terms of the JSJ Convertible Note, JSJ agreed not to engage in any short sales or hedging transactions of our common stock. At no time may the JSJ Convertible Note be converted into shares of our common stock if such conversion would result in JSJ and its affiliates owning an aggregate of in excess of 4.99% of the then outstanding shares of our common stock, provided such percentage may be increased by JSJ to up to increases to 9.99% upon not less than 61 days prior written notice to us.

The goal is for the Company to utilize this debt as growth capital to help accelerate projects that generate revenue.  We hope to repay the JSJ Convertible Note prior to any conversion. In the event that the JSJ Note is not repaid in cash in its entirety, Company shareholders may suffer dilution if and to the extent that the balance of the JSJ Note is converted into common stock.

Convertible Promissory Note with Typenex Co-Investment, LLC

On September 14, 2015 (the “Closing Date”), the Company entered into a Securities Purchase Agreement dated September 14, 2015 (the “Typenex SPA”) with Typenex Co-Investment, LLC (“Typenex”). Pursuant to the Typenex SPA, the Company issued to Typenex a convertible promissory note (the “Typenex Note”) in the principal amount of $1,005,000, deliverable in four tranches as described below.

The Typenex Note has a term of 20 months and an interest rate of 10% per annum (22% upon an event of default).  The net proceeds to the Company from the Typenex Note were $1,005,000, in the form of: (a) an initial tranche of $250,000 in cash (gross proceeds of $255,000, less $5,000 in expense reimbursements), and (b) three promissory notes of $250,000 each (collectively, the “Investor Notes”). Typenex may elect, in its sole discretion, to fund one or more of the Investor Notes. Absent such an election by Typenex, the Investor Notes will not result in cash proceeds to, or an obligation to repay on the part of, the Company. Each of the Investor Notes accrue interest at the rate of 10% per annum until paid (provided that all amounts due under the Investor Notes may be offset against amounts we owe Typenex in Typenex’s sole discretion), and as such, we do not anticipate owing any interest on the Investor Notes until such notes are funded by Typenex.  Each of the Investor Notes are secured by a Membership Interest Pledge Agreement entered into by Typenex for our benefit.

Beginning on the date that is six (6) months after the Closing Date and on the same day of each month thereafter until the maturity date, so long as any amount is outstanding under the Typenex Note, the Company is required to pay to Typenex installments of principal equal to $75,000 (or such lesser principal amount is then outstanding), plus the sum of any accrued and unpaid interest. Payments of each installment amount may be made in cash, subject to the terms of the note. Alternatively, Typenex or the Company may elect to convert an installment amount into Common Stock as described below.

Beginning six (6) months after the Closing Date, Typenex may convert the balance of the Typenex Note, or any installment or portion thereof, utilizing the conversion price calculation set forth below. Generally, the conversion price will be $0.30 per share; however, in the event the Company’s market capitalization falls below $3 million, then the conversion price is the lower of (a) $0.30 per share, and (b) the Market Price. The “Market Price” is calculated by applying a discount of 40% (provided that under certain events the discount may be reduced to up to 60%, upon the occurrence of certain events (with a reduction of 5% per event) such as the value of common stock (as calculated in the note) declining below $0.10 per share; the Company not being DWAC eligible; the Company’s common stock not being DTC eligible; or the occurrence of any major default (as described in the note)), to the average of the three (3) lowest intra-day trading prices of the Company’s common stock during the ten (10) trading days immediately preceding the applicable conversion. The Company may also elect to make payment of installments in the form of equity on substantially the same terms, subject to the terms and conditions of the Typenex Note, and Typenex’s right in certain cases to require a certain portion of such payment to be paid in cash or stock. Additionally, 20 days after shares issued upon redemption of the note are eligible to be freely traded by Typenex (as described in the note), there is a required true up, whereby Typenex is required to be issued additional shares in the event the trading price of the Company’s common stock has declined from the time of original issuance to the date such shares are ‘free trading’ as described in the Typenex Note.

The Company has the right to prepay the Typenex Note under certain circumstances, subject to payment of a 35% prepayment penalty during the first six months the note is outstanding and 50% thereafter.

If, at any time that the Typenex Note is outstanding, the Company sells or issues any common stock or other securities exercisable for, or convertible into, Common Stock for a price per share that is less than the conversion price applicable under the Typenex Note, then such lower price will apply to all subsequent conversions by Typenex for a period of 20 trading days.

The Typenex Note includes customary and usual events of default. In the event of a default, the Typenex Note may be accelerated by Typenex. The outstanding balance would be immediately due and payable we are required to repay Typenex additional amounts (including the value of the amount then due in common stock, at the highest intraday trading price of the amount then due under the note) and/or liquidated damages in addition to the amount owed under the Typenex Note. In addition, we owe certain fees and liquidated damages to Typenex if we fail to timely issue shares of common stock under the Typenex Note.

Typenex is prohibited from owning more than 4.99% of the Company’s outstanding shares Pursuant to the Typenex Note, unless the market capitalization of the Company’s common stock is less than $10,000,000, in which case Typenex is prohibited from owning more than 9.99% of the Company’s outstanding shares.

Amounts owed by us under the Typenex Note is secured by a first priority security interest granted to Typenex pursuant to the terms of a Security Agreement entered into with Typenex, in each of the Investor Notes.

The goal is for the Company to utilize this debt as growth capital to help accelerate projects that generate revenue.  We hope to repay the Typenex Convertible Note prior to any conversion. In the event that the Typenex Note is not repaid in cash in its entirety, Company shareholders may suffer dilution if and to the extent that the balance of the Typenex Note is converted into common stock.

Convertible Promissory Note with JMJ Financial

On September 16, 2015, we sold JMJ Financial (“JMJ”) a Convertible Promissory Note in the principal amount of up to $900,000 (the “JMJ Convertible Note”). The initial amount received in connection with the sale of the JMJ Convertible Note was $350,000, and a total of $385,000 is currently due under the JMJ Convertible Note (not including the interest charge described below), as all amounts borrowed under the note include a 10% original issue discount. Moving forward, JMJ may loan us additional funds (up to $900,000 in aggregate) at our request, provided that JMJ has the right in its sole discretion to approve any future request for additional funding. Each advance under the JMJ Convertible Note is due two years from the date of such advance, with the amount initially funded under the note due on September 16, 2017.

The JMJ Convertible Note (including principal and accrued interest and where applicable other fees) is convertible into our common stock, at any time, at the lesser of $0.75 per share or 65% (a 35% discount) of the two lowest closing prices of our common stock in the 20 trading days prior to the date of any conversion, provided that if we are not DWAC eligible at the time of any conversion an additional 10% discount applies, and in the event our common stock is not DTC eligible at the time of any conversion, an additional 5% discount applies. The JMJ Convertible Note provides that unless we and JMJ agree in writing, JMJ is not eligible to convert any amount of the note into common stock which would result in JMJ owning more than 4.99% of our common stock.

A one-time interest charge of 12% was applied to the principal amount of the note, which remains payable regardless of the repayment (or conversion) date of the note.

Until 180 days after the date of the note, we are able to prepay the note assuming we prepay all outstanding principal together with a penalty of 40% of such amount, interest, fees, liquidated damages (if any), and the original issuance discount due thereon; and after 160 days, we are not able to prepay the note without JMJ’s written approval.

We agreed that we would reserve 25 million shares of common stock for conversion of the note. In the event we fail to deliver shares within four days of the date of any conversion by JMJ, we are required to pay JMJ $2,000 per day in penalties.

The JMJ Convertible Note provides for customary events of default including, our failure to timely make payments under the JMJ Convertible Note when due, our entry into bankruptcy proceedings, our failure to file reports with the SEC, our loss of DTC eligibility for our common stock, and the investor’s loss of the ability to rely on Rule 144. Additionally, upon the occurrence of an event of default, as described in greater detail in the JMJ Convertible Note, and at the election of JMJ, we are required to pay JMJ, either (i) the amount then owed under the note divided by the applicable conversion price, on the date the default occurs or the default amount is demanded (whichever is lower), multiplied by the volume weighted average price on the date the default occurs or the default amount is demanded (whichever is higher), or (ii) 150% of the principal amount of the note, plus all of the unpaid interest, fees, liquidated damages (if any) and other amounts due. Any amount not paid when due accrues interest at the rate of 18% per annum until paid in full. JMJ is not required to provide us any written notice in order to accelerate the amounts owed under the JMJ Convertible Note in the event of the occurrence of an event of default.

For so long as the JMJ Convertible Note is outstanding JMJ agreed not to effect any “short sales” of our common stock.

The goal is for the Company to utilize this debt as growth capital to help accelerate projects that generate revenue.  We hope to repay the JMJ Convertible Note prior to any conversion. In the event that the JMJ Note is not repaid in cash in its entirety, Company shareholders may suffer dilution if and to the extent that the balance of the JMJ Note is converted into common stock.

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

In consideration for the foregoing licenses, the Company agreed to pay royalties to Fifty-Six Hope Road in an amount equal to 3% of the net sales of all Licensed Products on a quarterly basis. In addition, such royalty payments are to be deferred during the first 20 months of the term of the FSHR License Agreement, and such deferred payments shall be paid on a quarterly-basis thereafter until paid in full. For the three months ended July 31, 2015, $72,171, and for the six months ended  July 31, 2015, $131,284, in royalties due to Fifty-Six Hope Road were incurred on sales. From inception to July 31, 2015, the Company has incurred royalties of $586,650 to Fifty-Six Hope Road.

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

Products, Plan of Operations and Business Growth

In fiscal 2015, we established a national grocery distribution network, increased our brand awareness and strengthened our international presence. We believe fiscal 2016 is the breakout year for the Company and we forecast to be EBITDA positive by the end of the year, based on our projected sales volumes. We anticipate the first two quarters of fiscal 2016 we will have negative EBITDA (we had negative EBITDA of approximately $2.1 million for the six months ended July 31, 2015), but hope to be EBITDA positive in the third and fourth quarters, and show positive EBITDA in our audited results of operations for the year ended January 31, 2016.

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

Based on our current distribution of approximately 7,200 shelves in the U.S. and an average of three SKUs (Stock Keeping Units) of RealCups™ per store, if we can get an additional customer to purchase one SKU per store, per week, within our existing distribution, we believe we can generate approximately ~$6.7 million in additional revenue for the 2016 fiscal year. Our next objective is to get all nine Recyclable RealCup™ Marley Coffee SKUs within our current distribution. SKUs or Stock Keeping Units are a store’s or catalog’s product and service identification code, often portrayed as a machine-readable bar code that helps items be tracked for inventory.

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

Recent Transactions:

On July 9, 2015, with an effective date of July 1, 2015, we entered into an Asset Purchase Agreement with Black Rock Beverages, LLC (“BRB”), pursuant to which we sold our Black Rock Beverage division and related assets to BRB (the “Sale Agreement”). Pursuant to the Sale Agreement, BRB agreed to pay us $300,000, with $200,000 payable on the closing date of the transaction (July 15, 2015), and $100,000 payable in 24 equal monthly installments, provided that if BRB’s average sales do not meet a minimum of $50,000 per month during each of the first six months following the closing, the aggregate amount of $100,000 in payments due is reduced by $5,000 for each month such $50,000 monthly minimum is not met. Additionally, we agreed to continue to pay the salary of one of our employees acquired in our original acquisition of the Black Rock Beverage division in August 2013 for three months and to continue to cover the rent, for five months, on a warehouse located on Lipan St. in Denver, Colorado, and BRB agreed to assume all of our capital and vehicle leases. We also agreed to a six month freeze on increasing any cost of goods purchased by BRB for products sold through the Black Rock Beverage operations. The Sale Agreement contains standard and customary indemnification and confidentiality covenants and representations of the Company.

On July 28, 2015, we entered into a Supply and Distribution Agreement with C&V International Co., Ltd. (“C&V”), pursuant to which we agreed to supply C&V coffee and Marley Coffee branded products for distribution by C&V, as our exclusive distributor, in South Korea (a) through the food service, online, grocery retail and convenience business channels; and (b) to Marley Coffee branded Cafes operating in South Korea (which cafes are owned and operated by third parties and with which we have no affiliation, other than in connection with the supply of coffee and Marley Coffee branded products being sold at such cafes). There are six current Marley Coffee branded cafes open in South Korea, with the goal of expanding that number to thirty within the next three years. C&V was also granted a right of first refusal (subject to certain terms and conditions described in the agreement), for a period of two years from our entry into the agreement (subject to the requirement to negotiate in good faith to extend such right of first refusal period prior to the expiration thereof), to become our exclusive distributor in each country in Asia that we may choose to distribute products to in the future.

The agreement has a term through September 1, 2024, automatically renewable for additional one year terms thereafter on each of the five anniversaries of the end of the initial term, unless either party gives the other at least 90 days’ notice of their intention not to renew. The agreement may also be terminated by either party upon the breach of any material term of the agreement by the other party, provided the breaching party is given fifteen business days to cure any breach, and such breach is not timely cured.

C&V agreed to pay us certain pre-agreed to prices for the products sold and we agreed to sell such products to C&V at competitive price levels. We are also required to meet certain minimum quantity and quality requirements in connection with the supply of coffee and products under the agreement and C&V is required to purchase all coffee and products from us, subject to certain rights to acquire third party coffee, only to the extent that we fail to meet certain quantity and quality requirements set forth in the agreement and further fail to timely cure such failures.

The agreement contains usual and customary representations, covenants, indemnification rights, limits on liability and confidentiality requirements.

RESULTS OF OPERATIONS

Comparison of the Three months Ended July 31, 2015 and 2014

Revenue. Revenue for the three months ended July 31, 2015 and 2014 was $3,190,827 and $2,078,746, respectively, which represents an increase of $1,112,081 or 53% from the previous period. Revenue increased as a result of the Company’s continued expansion into the retail grocery market and its continued growth of other business verticals.

Discounts and allowances. Discounts and allowances for the three months ended July 31, 2015 and 2014 was $322,806 and $344, respectively. Discounts and allowances increased as a result of the corresponding increase in sales. In 2014 discounts were recorded as a net against revenue rather than a separate line item in the general ledger.

Net revenue. Net revenue for the three months ended July 31, 2015 and 2014 was $2,868,021 and $2,078,402 respectively, which represents an increase of $789,619 or 38% from the previous period.

Total cost of sales. Total cost of sales for the three months ended July 31, 2015 and 2014 was $2,059,049 and $1,583,243 respectively, which represents an increase of $475,806 or 30% from the previous period. The increase in total cost of sales was mainly the result of the increased sales.

Gross Profit. Gross profit was $808,972 and $495,159, respectively, for the three months ended July 31, 2015 and 2014, which represents an increase of $313,813 or 63%. Gross profit as a percentage of net sales was 28.2% and 23.8% for the three months ended July 31, 2015 and 2014, respectively. Gross profit increased as a result of better managing our costs.

Compensation and benefits expenses. Compensation and benefits expenses were $777,961 and $1,047,086, respectively, for the three months ended July 31, 2015 and 2014, which represents a decrease of $269,125 or 26%. Compensation and benefits expenses decreased as a result of decreased staff and more efficient operations.  There was also a reduction in stock compensation expense from the prior year.

Selling and marketing expenses. Selling and marketing expenses for the three months ended July 31, 2015 and 2014 were $601,152 and $887,465, respectively, which represents a decrease of $286,313 or 32% from the previous period. Selling and marketing expenses decreased as a result of decreased advertising campaigns in new markets in the current period. We anticipate experiencing marketing expenses relative to our cash flow availabilities throughout fiscal 2016 as we will seek to expand our customer base even more and build out the Company brand.

General and administrative expenses. General and administrative expenses for the three months ended July 31, 2015 and 2014 were $363,349 and $760,046, respectively, which represents a decrease of $396,697 or 52% from the previous period. General and administrative expenses decreased this period as a result of the stepped up expansion in the previous period and the need to support that expansion mostly through professional fees, office supplies and equipment.

Total operating expenses. Total operating expenses for the three months ended July 31, 2015 and 2014 were $1,742,462 and $2,694,597, respectively, which represents a decrease of $952,135 or 35% from the previous period. Total operating expenses decreased as a result of the decreases in compensation and benefits, selling and marketing expenses and general and administrative expenses described above.

Other income (expense). Other expense for the three months ended July 31, 2015 was $32,537 and other income for the three months ended July 31, 2014 was $4,201. Other expense increased due to the sale of our business division as mentioned in footnote 10 to the unaudited financial statements included herein.

Loss on extinguishment of debt.  Loss on extinguishment of debt was $0 and $820,164 for the three months ending July 31, 2015 and 2014, as a result of the conclusion of the Ironridge financing agreement in September 2014.

Interest income (expense). Interest expense for the three months ended July 31, 2015 was $2,468 and interest income for the three months ended July 31, 2014 was $315, respectively, which represents a decrease of $2,783 from the previous period. Interest expense increased as a result of our short term financing and capital lease agreements incurred in the quarter, as described in greater detail in footnote 6 to the financial statements included herein.

Net Loss. Net Loss was $968,495 and $3,015,086, respectively, for the three months ended July 31, 2015 and 2014, which represents a decrease of $2,046,591 or 68%. Net Loss decreased as a result of the reasons described above.

Comparison of the Six months Ended July 31, 2015 and 2014

Revenue. Revenue for the six months ended July 31, 2015 and 2014 was $5,929,206 and $4,219,783, respectively, which represents an increase of $1,709,423 or 41% from the previous period. Revenue increased as a result of the Company’s continued expansion into the retail grocery market and its continued growth of other business verticals.

Discounts and allowances. Discounts and allowances for the six months ended July 31, 2015 and 2014 were $479,758 and $20,260, respectively, which represents an increase of $459,498 from the previous period. Discounts and allowances increased as a result of the corresponding increase in sales. In 2014, discounts were recorded as a net against revenue rather than a separate line item in the general ledger.

Net revenue. Net revenue for the six months ended July 31, 2015 and 2014 was $5,449,448 and $4,199,523 respectively, which represents an increase of $1,249,925 or 30% from the previous period.

Total cost of sales. Total cost of sales for the six months ended July 31, 2015 and 2014 was $3,843,861 and $3,251,619 respectively, which represents an increase of $592,242 or 18% from the previous period. The increase in total cost of sales was mainly the result of the increased sales.

Gross Profit. Gross Profit was $1,605,587 and $947,904, respectively, for the six months ended July 31, 2015 and 2014, which represents an increase of $657,683 or 69%. Gross profit as a percentage of net sales was 29.5% and 22.6% for the six months ended July 31, 2015 and 2014, respectively. Gross profit increased as a result of better managing our costs.

Compensation and benefits expenses. Compensation and benefits expenses was $1,750,767 and $2,179,234, respectively, for the six months ended July 31, 2015 and 2014, which represents a decrease of $428,467 or 20%. Compensation and benefits expenses decreased as a result of decreased staff and more efficient operations.

Selling and marketing expenses. Selling and marketing expenses for the six months ended July 31, 2015 and 2014 were $1,122,268 and $1,710,238, respectively, which represents a decrease of $587,970 or 34% from the previous period. Selling and marketing expenses decreased as a result of decreased advertising campaigns in new markets in the current period. We anticipate experiencing marketing expenses relative to our cash flow availabilities throughout fiscal 2016 as we will seek to expand our customer base even more and build out the Company brand.

General and administrative expenses. General and administrative expenses for the six months ended July 31, 2015 and 2014 were $856,173 and $1,540,646, respectively, which represents a decrease of $684,473 or 44% from the previous period. General and administrative expenses decreased this period as a result of the stepped up expansion in the previous period and the need to support that expansion mostly through professional fees, office supplies and equipment.

Total operating expenses. Total operating expenses for the six months ended July 31, 2015 and 2014 were $3,729,208 and $5,430,118, respectively, which represents a decrease of $1,700,912 or 31% from the previous period. Total operating expenses decreased as a result of the decreases in compensation and benefits, selling and marketing expenses and general and administrative expenses described above.

Other income (expense). Other expense for the six months ended July 31, 2015 was $32,537 and other income for the six months ended July 31, 2014 was $4,202.  Other expense increased due to the sale of our business division as mentioned in footnote 10 to the unaudited financial statements included herein.

Loss on extinguishment of debt.  Loss on extinguishment of debt was $0 and $450,141 for the six months ending July 31, 2015 and 2014, and decreased as a result of the conclusion of the Ironridge financing agreement which concluded in September of 2014.

Interest income (expense). Interest expense for the six months ended July 31, 2015 and 2014 was $9,573 and $122, respectively, which represents an increase of $9,451 from the previous period. Interest expense increased as a result of our short term financing and capital lease agreements incurred in the quarter, as described in greater detail in footnote 6 to the financial statements included herein.

Net Loss. Net Loss was $2,165,731 and $4,928,275, respectively, for the six months ended July 31, 2015 and 2014, which represents a decrease of $2,762,544 or 56%. Net Loss decreased as a result of the reasons described above.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations primarily through the issuance of our common stock.

The following table presents details of our working capital and cash and cash equivalents:

	July 31, 2015	January 31, 2015	Increase / (Decrease)
Working Capital	$(2,394,258)	$(1,233,415)	$(1,160,843)
Cash	$51,035	$443,189	$(392,154)

At July 31, 2015, we had total assets of $2,383,995 and total liabilities of $3,852,182. Our current sources of liquidity include our existing cash and cash equivalents and cash from operations. For the six months ended July 31, 2015, we generated gross sales of $5,929,206 and we had a net loss of $2,165,731.

Total current assets of $1,457,924 as of July 31, 2015 included cash of $51,035, accounts receivable of $1,354,598, inventory of $2,670, other current assets of $3,000 and $46,621 of prepaid expenses.

We had total assets as of July 31, 2015 of $2,383,995 which included the total current assets of $1,457,924, $285,457 of property and equipment, net, $622,648 of intangible assets and $17,966 of other assets.

We had total liabilities of $3,852,182 as of July 31, 2015, which were solely current liabilities and included $3,403,140, of accounts payable, including $191,374 of royalties payable to Fifty-Six Hope Road, a related party, for the last three fiscal quarters ($72,171 in accrued royalties and $119,203 in accounts payable), relating to amounts due for the first and second quarters of fiscal 2016 in connection with the FSHR License Agreement, $2,054,926 owed to our roaster Mother Parkers, $10,439 owed to Marley Coffee Ltd. (which is 25% owned by our Chairman and largest stockholder, Rohan Marley) for green coffee purchases, and $809 owed to the House of Marley, a related party due to its affiliation with Fifty-Six Hope Road.  The liabilities also included $153,310 of accrued expenses, and $223,561 of notes payable in connection with short term financing agreement.

As of the filing of this report, we believe that our cash position, funds we may raise through future offerings, and the revenues we generate will be sufficient to meet our working capital needs for approximately the next twenty-four months based on the pace of our planned activities projecting a 50% increase in accounts receivable.

In the fourth fiscal quarter of 2014 and first three fiscal quarters of 2015, we established an annual promotional calendar for our retailers and distributors. Promotions range from discounts at the store level to in-store tastings. To date, promotions and trial programs, especially at some of our larger accounts such as Kroger, Safeway (Randalls) and HEB, are increasing product velocity. Additionally we are constantly evaluating cost effective tools to generate brand awareness and trials outside of the retail environment. We plan to continue driving these efforts with the goal of seeing revenues from organic growth increase quarter-to-quarter throughout the remainder of fiscal 2016.  We are also committed to giving back and we, in conjunction with Mother Parkers, has agreed to donate $0.01 to Water Wise for every Marley Coffee RealCup capsule sold until early 2017.  Water Wise, which Rohan Marley serves as the lead ambassador of, seeks to improve the living conditions and water filtration systems for those living in the Sidamo area of Ethiopia, a coffee growing region from which we source a portion of our coffee beans. In total, the Company has donated approximately $140,000 to date to this project.

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

Our ability to meet our obligations in the ordinary course of business is dependent upon our ability to sell our products directly to end users and through distributors, establish profitable operations through increased sales and decreased expenses and obtain additional funds when needed, similar to our sale of the various convertible notes described below.

Although our sales and revenues have increased significantly on an annual basis, the Company incurred a net loss of $10,280,985 and $6,704,030 for the years ended January 31, 2015 and 2014, respectively and had an accumulated deficit of $24,043,833 at January 31, 2015, compared to a net loss of $2,165,731 and $4,928,275 for the six months ended July 31, 2015 and 2014, respectively, and an accumulated deficit of $26,209,564, as of July 31, 2015. In addition, the Company has a history of losses and has not generated net income from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The operations of the Company have primarily been funded by the sale of common stock and debt financing. The Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to sell its products directly to end-users and through distributors, establish profitable operations through increased sales and decreased expenses, and obtain additional funds when needed. We may not be able to increase sales or reduce expenses to a level necessary to meet our current obligations or continue as a going concern. As a result, the opinion the Company received from its independent registered public accounting firm on its January 31, 2015 financial statements contains an explanatory paragraph stating that there is substantial doubt regarding the Company’s ability to continue as a going concern. If we become unable to continue as a going concern, we may have to liquidate our assets, and may realize significantly less than the values at which they are carried on our financial statements, and stockholders may lose all or part of their investment in our common stock. The accompanying financial statements do not contain any adjustments for this uncertainty.

In addition to the above, the Company’s largest supplier, Mother Parkers, previously agreed to extend the Company’s required terms of payment from thirty days to one hundred and twenty days from the date product is received, which provided the Company approximately $1.8 million of short term capital, however like with all distributors and manufacturers, if we extend past the 120 days or fail to pay such amounts, it could have a material adverse affect on our cash flow and operations.

Cash Flows	Six Months Ended July 31,
	2015	2014
Net cash used in operating activities	$(680,823)	$(2,179,973)
Net cash (provided by) used in investing activities	$65,108	$(24,780)
Net cash provided by financing activities	$223,561	$2,495,035

Operating Activities

Compared to the corresponding period in 2014, net cash used in operating activities decreased by $1,499,150 for the six months ended July 31, 2015. Net cash used in operating activities for the six months ended July 31, 2015 was primarily due to $2,165,731 of net loss and $323,919 of accrued expenses offset by $635,010 of share based employee compensation and $910,240 of accounts payable.

 Investing Activities

Net cash provided by (used in) investing activities for the six months ended July 31, 2015 and 2014, was solely due to the purchase and sale of property and equipment.

Financing Activities

Compared to the corresponding period in fiscal 2014, net cash provided by financing activities decreased by approximately $2,271,474 for the six months ended July 31, 2015 compared to the same period in 2014 primarily due to the $2,500,000 of common shares sold to Mother Parkers for cash in the prior period (as described below), offset by $223,561 of financing on short term debt during the current period.

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

Line of Credit

The Company entered into an unsecured Revolving Line of Credit Agreement with Colorado Medical Finance Services, LLC, dba Gold Gross Capital LLC on June 9, 2015, with an effective date of February 16, 2015. The line of credit allows the Company the right to borrow up to $500,000 from the lender from time to time. On March 26, 2015, the lender advanced $250,000 to us under the terms of the line of credit. Amounts owed under the line of credit are to be memorialized by revolving credit notes in the form attached to the line of credit, provided that no formal note has been entered into to advance amounts borrowed to date. Amounts borrowed under the line of credit accrue interest at the rate of 17.5% per annum and can be repaid at any time without penalty. A total of 10% of the interest rate is payable in cash and the other 7.5% of the interest rate is payable in cash, or at the option of the lender and with our consent, or by a reduction in amounts owed to us by the lender in connection with the sale of coffee or other promotional activities. The line of credit expires, and all amounts are due under the line of credit on September 26, 2016. The line of credit contains customary events of default, and upon the occurrence of an event of default the lender can suspend further advances and require the Company to declare the entire amount then owed immediately due, subject to a 10 day period pursuant to which we have the right to cure any default. Upon the occurrence of an event of default the amounts owed under the line of credit bear interest at the rate of 20% per annum. Proceeds from the line of credit can be solely used for working capital purposes. The lender has no relationship with the Company or its affiliates. As of July 31, 2015, the Company had borrowed a total of $250,000 under the Line of Credit.

Convertible Note with JSJ Investments Inc.

On September 9, 2015, we sold a 12% Convertible Note to JSJ Investments Inc. (“JSJ” and the “JSJ Convertible Note”) in the amount of $275,000. Amounts owed under the JSJ Convertible Note accrue interest at the rate of 12% per annum (18% upon an event of default). The JSJ Convertible Note is payable by us on demand by JSJ at any time after March 6, 2016. We have the right to prepay the JSJ Convertible Note (a) for an amount equal to 135% of the then balance of such note until the 180th day following the date of the note, and (b) for an amount equal to 150% of the balance of such note subsequent to the maturity date (provided the holder consents to such payment after maturity).

The JSJ Convertible Note and all accrued interest is convertible at the option of the holder thereof into the Company’s common stock at any time. The conversion price of the JSJ Convertible Note is 60% (a 40% discount) to the third lowest intra-day trading price of the Company’s common stock during the 10 trading days prior to any conversion date of the note. In the event we do not issue the holder any shares due in connection with a conversion within three business days, we are required to issue the holder additional shares equal to 25% of the conversion amount, and an additional 25% of such shares for each additional five business days beyond such fourth business day that such failure continues. In the event we do not have a sufficient number of authorized but unissued shares of common stock to allow for the conversion of the note, the discount rate (40%) is increased by an additional 5%.

In connection with the sale of the note, we agreed to pay $5,000 of JSJ’s legal fees.

The JSJ Convertible Note contains standard and customary events of default, including in the event we fail to timely file any and all reports due with the Securities and Exchange Commission. Upon the occurrence of an event of default, JSJ can demand that we immediately repay 150% of the outstanding balance of the JSJ Convertible Note together with accrued interest (and default interest, if any).

Pursuant to the terms of the JSJ Convertible Note, JSJ agreed not to engage in any short sales or hedging transactions of our common stock. At no time may the JSJ Convertible Note be converted into shares of our common stock if such conversion would result in JSJ and its affiliates owning an aggregate of in excess of 4.99% of the then outstanding shares of our common stock, provided such percentage may be increased by JSJ to up to increases to 9.99% upon not less than 61 days prior written notice to us.

The goal is for the Company to utilize this debt as growth capital to help accelerate projects that generate revenue.  We hope to repay the JSJ Convertible Note prior to any conversion. In the event that the JSJ Note is not repaid in cash in its entirety, Company shareholders may suffer dilution if and to the extent that the balance of the JSJ Note is converted into common stock.

Convertible Promissory Note with Typenex Co-Investment, LLC

On September 14, 2015 (the “Closing Date”), the Company entered into a Securities Purchase Agreement dated September 14, 2015 (the “Typenex SPA”) with Typenex Co-Investment, LLC (“Typenex”). Pursuant to the Typenex SPA, the Company issued to Typenex a convertible promissory note (the “Typenex Note”) in the principal amount of $1,005,000, deliverable in four tranches as described below.

The Typenex Note has a term of 20 months and an interest rate of 10% per annum (22% upon an event of default).  The net proceeds to the Company from the Typenex Note were $1,000,000, in the form of: (a) an initial tranche of $250,000 in cash (gross proceeds of $255,000, less $5,000 in expense reimbursements), and (b) three promissory notes of $250,000 each (collectively, the “Investor Notes”). Typenex may elect, in its sole discretion, to fund one or more of the Investor Notes. Absent such an election by Typenex, the Investor Notes will not result in cash proceeds to, or an obligation to repay on the part of, the Company. Each of the Investor Notes accrue interest at the rate of 10% per annum until paid (provided that all amounts due under the Investor Notes may be offset against amounts we owe Typenex in Typenex’s sole discretion), and as such, we do not anticipate owing any interest on the Investor Notes until such notes are funded by Typenex.  Each of the Investor Notes are secured by a Membership Interest Pledge Agreement entered into by Typenex for our benefit.

Beginning on the date that is six (6) months after the Closing Date and on the same day of each month thereafter until the maturity date, so long as any amount is outstanding under the Typenex Note, the Company is required to pay to Typenex installments of principal equal to $75,000 (or such lesser principal amount is then outstanding), plus the sum of any accrued and unpaid interest. Payments of each installment amount may be made in cash, subject to the terms of the note. Alternatively, Typenex or the Company may elect to convert an installment amount into Common Stock as described below.

Beginning six (6) months after the Closing Date, Typenex may convert the balance of the Typenex Note, or any installment or portion thereof, utilizing the conversion price calculation set forth below. Generally, the conversion price will be $0.30 per share; however, in the event the Company’s market capitalization falls below $3 million, then the conversion price is the lower of (a) $0.30 per share, and (b) the Market Price. The “Market Price” is calculated by applying a discount of 40% (provided that under certain events the discount may be reduced to up to 60%, upon the occurrence of certain events (with a reduction of 5% per event) such as the value of common stock (as calculated in the note) declining below $0.10 per share; the Company not being DWAC eligible; the Company’s common stock not being DTC eligible; or the occurrence of any major default (as described in the note)), to the average of the three (3) lowest intra-day trading prices of the Company’s common stock during the ten (10) trading days immediately preceding the applicable conversion. The Company may also elect to make payment of installments in the form of equity on substantially the same terms, subject to the terms and conditions of the Typenex Note, and Typenex’s right in certain cases to require a certain portion of such payment to be paid in cash or stock. Additionally, 20 days after shares issued upon redemption of the note are eligible to be freely traded by Typenex (as described in the note), there is a required true up, whereby Typenex is required to be issued additional shares in the event the trading price of the Company’s common stock has declined from the time of original issuance to the date such shares are ‘free trading’ as described in the Typenex Note.

The Company has the right to prepay the Typenex Note under certain circumstances, subject to payment of a 35% prepayment penalty during the first six months the note is outstanding and 50% thereafter.

If, at any time that the Typenex Note is outstanding, the Company sells or issues any common stock or other securities exercisable for, or convertible into, Common Stock for a price per share that is less than the conversion price applicable under the Typenex Note, then such lower price will apply to all subsequent conversions by Typenex for a period of 20 trading days.

The Typenex Note includes customary and usual events of default. In the event of a default, the Typenex Note may be accelerated by Typenex. The outstanding balance would be immediately due and payable we are required to repay Typenex additional amounts (including the value of the amount then due in common stock, at the highest intraday trading price of the amount then due under the note) and/or liquidated damages in addition to the amount owed under the Typenex Note. In addition, we owe certain fees and liquidated damages to Typenex if we fail to timely issue shares of common stock under the Typenex Note.

Typenex is prohibited from owning more than 4.99% of the Company’s outstanding shares Pursuant to the Typenex Note, unless the market capitalization of the Company’s common stock is less than $10,000,000, in which case Typenex is prohibited from owning more than 9.99% of the Company’s outstanding shares.

Amounts owed by us under the Typenex Note is secured by a first priority security interest granted to Typenex pursuant to the terms of a Security Agreement entered into with Typenex, in each of the Investor Notes.

The goal is for the Company to utilize this debt as growth capital to help accelerate projects that generate revenue.  We hope to repay the Typenex Convertible Note prior to any conversion. In the event that the Typenex Note is not repaid in cash in its entirety, Company shareholders may suffer dilution if and to the extent that the balance of the Typenex Note is converted into common stock.

Convertible Promissory Note with JMJ Financial

On September 16, 2015, we sold JMJ Financial (“JMJ”) a Convertible Promissory Note in the principal amount of up to $900,000 (the “JMJ Convertible Note”). The initial amount received in connection with the sale of the JMJ Convertible Note was $350,000, and a total of $385,000 is currently due under the JMJ Convertible Note (not including the interest charge described below), as all amounts borrowed under the note include a 10% original issue discount. Moving forward, JMJ may loan us additional funds (up to $900,000 in aggregate) at our request, provided that JMJ has the right in its sole discretion to approve any future request for additional funding. Each advance under the JMJ Convertible Note is due two years from the date of such advance, with the amount initially funded under the note due on September 16, 2017.

The JMJ Convertible Note (including principal and accrued interest and where applicable other fees) is convertible into our common stock, at any time, at the lesser of $0.75 per share or 65% (a 35% discount) of the two lowest closing prices of our common stock in the 20 trading days prior to the date of any conversion, provided that if we are not DWAC eligible at the time of any conversion an additional 10% discount applies, and in the event our common stock is not DTC eligible at the time of any conversion, an additional 5% discount applies. The JMJ Convertible Note provides that unless we and JMJ agree in writing, JMJ is not eligible to convert any amount of the note into common stock which would result in JMJ owning more than 4.99% of our common stock.

A one-time interest charge of 12% was applied to the principal amount of the note, which remains payable regardless of the repayment (or conversion) date of the note.

Until 180 days after the date of the note, we are able to prepay the note assuming we prepay all outstanding principal together with a penalty of 40% of such amount, interest, fees, liquidated damages (if any), and the original issuance discount due thereon; and after 160 days, we are not able to prepay the note without JMJ’s written approval.

We agreed that we would reserve 25 million shares of common stock for conversion of the note. In the event we fail to deliver shares within four days of the date of any conversion by JMJ, we are required to pay JMJ $2,000 per day in penalties.

The JMJ Convertible Note provides for customary events of default including, our failure to timely make payments under the JMJ Convertible Note when due, our entry into bankruptcy proceedings, our failure to file reports with the SEC, our loss of DTC eligibility for our common stock, and the investor’s loss of the ability to rely on Rule 144. Additionally, upon the occurrence of an event of default, as described in greater detail in the JMJ Convertible Note, and at the election of JMJ, we are required to pay JMJ, either (i) the amount then owed under the note divided by the applicable conversion price, on the date the default occurs or the default amount is demanded (whichever is lower), multiplied by the volume weighted average price on the date the default occurs or the default amount is demanded (whichever is higher), or (ii) 150% of the principal amount of the note, plus all of the unpaid interest, fees, liquidated damages (if any) and other amounts due. Any amount not paid when due accrues interest at the rate of 18% per annum until paid in full. JMJ is not required to provide us any written notice in order to accelerate the amounts owed under the JMJ Convertible Note in the event of the occurrence of an event of default.

For so long as the JMJ Convertible Note is outstanding JMJ agreed not to effect any “short sales” of our common stock.

The goal is for the Company to utilize this debt as growth capital to help accelerate projects that generate revenue.  We hope to repay the JMJ Convertible Note prior to any conversion. In the event that the JMJ Note is not repaid in cash in its entirety, Company shareholders may suffer dilution if and to the extent that the balance of the JMJ Note is converted into common stock.

Off-Balance Sheet Arrangements

As part of our on-going business, we have not participated in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of July 31, 2015, we are not involved in any material unconsolidated SPEs.

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

Impairment of Long-Lived Assets. Long-lived assets include a license agreement that was recorded at the estimated cost to acquire the asset (See Note 4 to the financial statements included in this report). The license agreement is reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their estimated fair values. Management evaluated the carrying value of the license and determined that no impairment existed at July 31, 2015 or 2014.

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

Recent Accounting Pronouncements

 For the six months ended July 31, 2015 and 2014, there were no accounting standards or interpretations issued that are expected to have a material impact on our financial position, operations or cash flows.

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

Management believes that the material weaknesses set forth in items (1) through (4) above did not have an effect on the Company’s financial reporting during the six months ended July 31, 2015.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended July 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Subsequently, all but the civil conspiracy claim against the Company was dismissed and the court ordered Whittle to amend his complaint to provide only for an alleged claim of breach of fiduciary duty (not against the Company) and conspiracy claims as an individual (not on a derivative basis). The outcome of this lawsuit cannot be predicted with any degree of reasonable certainty. In the event the matter is not settled, the Company intends to continue to vigorously defend itself against Whittle’s and MC LLC’s claims.

On December 15, 2014, a complaint was filed against the Company in the Superior Court of State of California, for the County of Los Angeles – Central Division (Case Number: BC566749), pursuant to which Sky Consulting Group, Inc. (“Sky”), made various claims against the Company, Mr. Tran, the Company’s President and Director, Marley C&V International, and various other parties. The complaint alleged causes of action for breach of contract, fraud, negligent representation, intentional interference with contractual relationship and negligent interference with contractual relationship, relating to a May 2013 coffee distributor agreement between the Company and Sky, which provided Sky the right to sell Company branded coffee products in Korea. The suit seeks damages, punitive damages, court costs and attorney’s fees. The Company subsequently filed a motion to compel arbitration pursuant to the terms of the agreement, which was approved by the court on April 7, 2015. The parties subsequently entered arbitration in connection with the lawsuit.  On September 8, 2015, the parties entered into a mutual settlement and release agreement, whereby Sky agreed to return 130,480 shares of common stock to the Company and stop distributing our products, displaying our tradenames or using our intellectual property; the parties agreed to each dismiss their claims/lawsuits; and each party provided the other a general release of all outstanding claims.  As of the date of this report, the shares have not yet been returned to the Company and the claims/lawsuits have not been dismissed, however we are confident that the shares will be returned to us (which shares we plan to cancel upon receipt) and the claims/lawsuits will be dismissed shortly after the date this report is filed.

In addition to the above, we may become involved in other material legal proceedings in the future.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended January 31, 2015, filed with the Commission on May 1, 2015, other than as disclosed below, and investors are encouraged to review such risk factors prior to making an investment in the Company.

The Company owes a significant amount of money to Mother Parkers.

As of July 31, 2015, the Company owed a significant amount of accounts payable, and the Company owed approximately $2 million, to Mother Parkers in consideration for distribution services rendered.  Mother Parkers has previously advised us that if we are not able to pay them amounts due past the 120 day net terms they have provided us, they will not provide additional credit and will stop distributing our products.  As of the filing date of this statement our debt with Mother Parkers is below 120 days. As described above, Mother Parkers is one of our largest distributors, representing over half of our revenues for the six months ended July 31, 2015, and in the event they stop distributing our products our results of operations will be materially adversely effected and we may be forced to curtail or abandon our business operations.  We recently raised funding through the sale of convertible notes, as described above, to pay down a portion of the amounts we owed to Mother Parkers, provided that in the future we may be required to raise additional debt or equity funding (including in order to repay such convertible notes), which may not be available on favorable terms, if at all.

We have various outstanding convertible notes which are convertible into shares of our common stock at a discount to market.

As described under Item 5. Other Information, below, we sold various convertible promissory notes in September 2015. The conversion prices of the convertible notes initially vary from between 60% to 65% of the market value of our common stock, subject in many cases to anti-dilution and other rights which may result in such conversion prices declining. As a result, any conversion of the convertible notes and sale of shares of common stock issuable in connection with the conversion thereof may cause the value of our common stock to decline in value, as described in greater detail under the Risk Factors below. Notwithstanding the above, we plan to repay the convertible notes in full before any conversions take place.

The issuance and sale of common stock upon conversion of the convertible notes may depress the market price of our common stock.

If sequential conversions of the convertible notes and sales of such converted shares take place, the price of our common stock may decline, and as a result, the holders of the convertible notes will be entitled to receive an increasing number of shares in connection with conversions, which shares could then be sold in the market, triggering further price declines and conversions for even larger numbers of shares, to the detriment of our investors. The shares of common stock which the convertible notes are convertible into may be sold without restriction pursuant to Rule 144. As a result, the sale of these shares may adversely affect the market price, if any, of our common stock.

In addition, the common stock issuable upon conversion of the convertible notes may represent overhang that may also adversely affect the market price of our common stock. Overhang occurs when there is a greater supply of a company’s stock in the market than there is demand for that stock. When this happens the price of the company’s stock will decrease, and any additional shares which shareholders attempt to sell in the market will only further decrease the share price. The convertible notes will be convertible into shares of our common stock at a discount to market as described above, and such discount to market provides the holders with the ability to sell their common stock at or below market and still make a profit. In the event of such overhang, the note holders will have an incentive to sell their common stock as quickly as possible. If the share volume of our common stock cannot absorb the discounted shares, then the value of our common stock will likely decrease. Notwithstanding the above, we plan to repay the convertible notes in full before any conversions take place.

The issuance of common stock upon conversion of the convertible notes will cause immediate and substantial dilution.

The issuance of common stock upon conversion of the convertible notes will result in immediate and substantial dilution to the interests of other stockholders since the holders of the convertible notes may ultimately receive and sell the full amount of shares issuable in connection with the conversion of such convertible notes. Although certain of the convertible notes may not be converted if such conversion would cause the holders thereof to own more than 4.99% or 9.99% of our outstanding common stock, this restriction does not prevent the holders of the convertible notes subject to such restrictions from converting some of their holdings, selling those shares, and then converting the rest of its holdings, while still staying below the 4.99%/9.99% limit. In this way, the holders of the convertible notes could sell more than any applicable ownership limit while never actually holding more shares than the applicable limits allow. If the holders of the convertible notes choose to do this, it will cause substantial dilution to the then holders of our common stock. Notwithstanding the above, we plan to repay the convertible notes in full before any conversions take place.

The continuously adjustable conversion price feature of the convertible notes could require us to issue a substantially greater number of shares, which may adversely affect the market price of our common stock and cause dilution to our existing stockholders.

Our existing stockholders will experience substantial dilution upon any conversion of the convertible notes. The convertible notes are convertible into shares of common stock at a conversion price equal to a discount to the market value of our common stock as described above. As a result, the number of shares issuable could prove to be significantly greater in the event of a decrease in the trading price of our common stock, which decrease would cause substantial dilution to our existing stockholders. As sequential conversions and sales take place, the price of our common stock may decline, and if so, the holders of the convertible notes would be entitled to receive an increasing number of shares, which could then be sold, triggering further price declines and conversions for even larger numbers of shares, which would cause additional dilution to our existing stockholders and would likely cause the value of our common stock to decline.

We could face significant penalties for our failure to comply with the terms of our outstanding convertible notes.

As described under Item 5. Other Information, below, we sold various convertible promissory notes in September 2015.  The various notes contain positive and negative covenants and customary events of default including requiring us in many cases to timely file SEC reports. Some of our SEC reports have not been filed on a timely basis to date and in the event we fail to timely file our SEC reports in the future, or any other events of defaults occur under the notes, we could face significant penalties and/or liquidated damages and/or the conversion price of such notes could be adjusted downward significantly, all of which could have a material adverse effect on our results of operations and financial condition, or cause any investment in the Company to decline in value or become worthless.

We currently owe a significant amount of money under our outstanding convertible notes.

As of the date of this filing we owed approximately $0.75 million under the outstanding convertible promissory notes described under Item 5. Other Information, below. We do not have sufficient funds to repay such notes and if we are unable to raise additional funds in the future to repay such amounts, which may not be available on favorable terms, if at all, such failure could have a material adverse effect on our financial condition or results of operations and cause any investment in the Company to decline in value or become worthless.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 30, 2015, our Board of Directors approved and adopted the Company’s 2015 Equity Incentive Plan (the “2015 Plan”). The 2015 Plan has not been approved by the stockholders of the Company.  The Company also entered into First Amendments to Amended and Restated Employment Agreements with Brent Toevs, the Company’s Chief Executive Officer, and Anh Tran, the Company’s President (the “First Amendments”).

The First Amendments, (1) extended the termination date of Mr. Toevs’ and Mr. Tran’s employment agreements (as amended and restated) for another three years, which agreements now expire on September 10, 2019; (2) provided that all unvested options to purchase shares of the Company’s common stock granted to Mr. Toevs and Mr. Tran in August 2013 under and pursuant to our 2013 Equity Incentive Plan, which originally had an exercise price of $0.46 per share, would be re-priced to have an exercise price of $0.195 per share, provided no other terms of the options were changed except for the re-pricing of 1,333,334 of the 2 million options previously granted; and (3) provided for the grant to each of Mr. Toevs and Mr. Tran of options to purchase 2 million shares of the Company’s common stock at an exercise price of $0.195 per share, with options to purchase 666,666 shares vesting on June 30, 2016 and options to purchase  666,667 shares vesting on June 30, 2017 and 2018, respectively.

The Board of Directors also re-confirmed the $10,000 per month compensation payable to our Chairman, Rohan Marley, re-priced Mr. Marley’s 1,333,334 unvested stock options granted to Mr. Marley in August 2013, under and pursuant to our 2013 Equity Incentive Plan, to have identical terms as the options held by Mr. Toevs and Mr. Tran which were re-priced in connection with their entries into the First Amendments, as described above, and granted Mr. Marley new stock options to purchase 2 million shares of common stock which have identical terms as the stock options granted to Mr. Toevs and Mr. Tran in connection with their entries into the First Amendments (described above).

We believe that the grants described above were exempt from registration pursuant to (a) Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”); and/or (b) Rule 506 of the Securities Act, and the regulations promulgated thereunder. With respect to the transactions described above, no general solicitation was made either by us or by any person acting on our behalf. The transactions were all privately negotiated, and none involved any kind of public solicitation. No underwriters or agents were involved in the foregoing grants and we paid no underwriting discounts or commissions. The securities sold are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. All recipients (a) were “accredited investors;” (b) had access to similar documentation and information as would be required in a Registration Statement under the Securities Act; and/or (c) were officers and directors of the Company.

In September 2015, we sold the JSJ Convertible Note, the Typenex Convertible Note and the JMJ Convertible Note.  Each of such notes is convertible into our common stock at a discount to the trading price of our common stock as described in greater detail below under Item 5. Other Information. We claim an exemption from registration for the issuances of such convertible notes pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act, since the foregoing issuances did not involve a public offering, the recipients were (a) “accredited investors”; and/or (b) had access to similar documentation and information as would be required in a Registration Statement under the Securities Act, the recipients acquired the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The securities were offered without any general solicitation by us or our representatives. No underwriters or agents were involved in the foregoing issuances and grant and we paid no underwriting discounts or commissions. The securities sold are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. The securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

Use of Proceeds From Sale of Registered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.
            None.

Item 4. Mine Safety Disclosures.
 Not applicable.

Item 5. Other Information.

Convertible Note with JSJ Investments Inc.

On September 9, 2015, we sold a 12% Convertible Note to JSJ Investments Inc. (“JSJ” and the “JSJ Convertible Note”) in the amount of $275,000. Amounts owed under the JSJ Convertible Note accrue interest at the rate of 12% per annum (18% upon an event of default). The JSJ Convertible Note is payable by us on demand by JSJ at any time after March 6, 2016. We have the right to prepay the JSJ Convertible Note (a) for an amount equal to 135% of the then balance of such note until the 180th day following the date of the note, and (b) for an amount equal to 150% of the balance of such note subsequent to the maturity date (provided the holder consents to such payment after maturity).

The JSJ Convertible Note and all accrued interest is convertible at the option of the holder thereof into the Company’s common stock at any time. The conversion price of the JSJ Convertible Note is 60% (a 40% discount) to the third lowest intra-day trading price of the Company’s common stock during the 10 trading days prior to any conversion date of the note. In the event we do not issue the holder any shares due in connection with a conversion within three business days, we are required to issue the holder additional shares equal to 25% of the conversion amount, and an additional 25% of such shares for each additional five business days beyond such fourth business day that such failure continues. In the event we do not have a sufficient number of authorized but unissued shares of common stock to allow for the conversion of the note, the discount rate (40%) is increased by an additional 5%.

In connection with the sale of the note, we agreed to pay $5,000 of JSJ’s legal fees and to use $27,500 of the amount received in connection with the sale of the note to pay accrued legal fees of our securities counsel.

The JSJ Convertible Note contains standard and customary events of default, including in the event we fail to timely file any and all reports due with the Securities and Exchange Commission. Upon the occurrence of an event of default, JSJ can demand that we immediately repay 150% of the outstanding balance of the JSJ Convertible Note together with accrued interest (and default interest, if any).

Pursuant to the terms of the JSJ Convertible Note, JSJ agreed not to engage in any short sales or hedging transactions of our common stock. At no time may the JSJ Convertible Note be converted into shares of our common stock if such conversion would result in JSJ and its affiliates owning an aggregate of in excess of 4.99% of the then outstanding shares of our common stock, provided such percentage may be increased by JSJ to up to increases to 9.99% upon not less than 61 days prior written notice to us.

We hope to repay the JSJ Convertible Note prior to any conversion. In the event that the JSJ Note is not repaid in cash in its entirety, Company shareholders will suffer dilution if and to the extent that the balance of the JSJ Note is converted into common stock.

Convertible Promissory Note with Typenex Co-Investment, LLC

On September 14, 2015 (the “Closing Date”), the Company entered into a Securities Purchase Agreement dated September 14, 2015 (the “Typenex SPA”) with Typenex Co-Investment, LLC (“Typenex”). Pursuant to the Typenex SPA, the Company issued to Typenex a convertible promissory note (the “Typenex Note”) in the principal amount of $1,005,000, deliverable in four tranches as described below.

The Typenex Note has a term of 20 months and an interest rate of 10% per annum (22% upon an event of default).  The net proceeds to the Company from the Typenex Note were $1,000,000, in the form of: (a) an initial tranche of $250,000 in cash (gross proceeds of $255,000, less $5,000 in expense reimbursements), and (b) three promissory notes of $250,000 each (collectively, the “Investor Notes”). Typenex may elect, in its sole discretion, to fund one or more of the Investor Notes. Absent such an election by Typenex, the Investor Notes will not result in cash proceeds to, or an obligation to repay on the part of, the Company. Each of the Investor Notes accrue interest at the rate of 10% per annum until paid (provided that all amounts due under the Investor Notes may be offset against amounts we owe Typenex in Typenex’s sole discretion), and as such, we do not anticipate owing any interest on the Investor Notes until such notes are funded by Typenex.  Each of the Investor Notes are secured by a Membership Interest Pledge Agreement entered into by Typenex for our benefit.

Beginning on the date that is six (6) months after the Closing Date and on the same day of each month thereafter until the maturity date, so long as any amount is outstanding under the Typenex Note, the Company is required to pay to Typenex installments of principal equal to $75,000 (or such lesser principal amount is then outstanding), plus the sum of any accrued and unpaid interest. Payments of each installment amount may be made in cash, subject to the terms of the note. Alternatively, Typenex or the Company may elect to convert an installment amount into Common Stock as described below.

Beginning six (6) months after the Closing Date, Typenex may convert the balance of the Typenex Note, or any installment or portion thereof, utilizing the conversion price calculation set forth below. Generally, the conversion price will be $0.30 per share; however, in the event the Company’s market capitalization falls below $3 million, then the conversion price is the lower of (a) $0.30 per share, and (b) the Market Price. The “Market Price” is calculated by applying a discount of 40% (provided that under certain events the discount may be reduced to up to 60%, upon the occurrence of certain events (with a reduction of 5% per event) such as the value of common stock (as calculated in the note) declining below $0.10 per share; the Company not being DWAC eligible; the Company’s common stock not being DTC eligible; or the occurrence of any major default (as described in the note)), to the average of the three (3) lowest intra-day trading prices of the Company’s common stock during the ten (10) trading days immediately preceding the applicable conversion. The Company may also elect to make payment of installments in the form of equity on substantially the same terms, subject to the terms and conditions of the Typenex Note, and Typenex’s right in certain cases to require a certain portion of such payment to be paid in cash or stock. Additionally, 20 days after shares issued upon redemption of the note are eligible to be freely traded by Typenex (as described in the note), there is a required true up, whereby Typenex is required to be issued additional shares in the event the trading price of the Company’s common stock has declined from the time of original issuance to the date such shares are ‘free trading’ as described in the Typenex Note.

The Company has the right to prepay the Typenex Note under certain circumstances, subject to payment of a 35% prepayment penalty during the first six months the note is outstanding and 50% thereafter.

If, at any time that the Typenex Note is outstanding, the Company sells or issues any common stock or other securities exercisable for, or convertible into, Common Stock for a price per share that is less than the conversion price applicable under the Typenex Note, then such lower price will apply to all subsequent conversions by Typenex for a period of 20 trading days.

The Typenex Note includes customary and usual events of default. In the event of a default, the Typenex Note may be accelerated by Typenex. The outstanding balance would be immediately due and payable we are required to repay Typenex additional amounts (including the value of the amount then due in common stock, at the highest intraday trading price of the amount then due under the note) and/or liquidated damages in addition to the amount owed under the Typenex Note. In addition, we owe certain fees and liquidated damages to Typenex if we fail to timely issue shares of common stock under the Typenex Note.

Typenex is prohibited from owning more than 4.99% of the Company’s outstanding shares Pursuant to the Typenex Note, unless the market capitalization of the Company’s common stock is less than $10,000,000, in which case Typenex is prohibited from owning more than 9.99% of the Company’s outstanding shares.

Amounts owed by us under the Typenex Note is secured by a first priority security interest granted to Typenex pursuant to the terms of a Security Agreement entered into with Typenex, in each of the Investor Notes.

We hope to repay the Typenex Convertible Note prior to any conversion. In the event that the Typenex Note is not repaid in cash in its entirety, Company shareholders will suffer dilution if and to the extent that the balance of the Typenex Note is converted into common stock.

Convertible Promissory Note with JMJ Financial

On September 16, 2015, we sold JMJ Financial (“JMJ”) a Convertible Promissory Note in the principal amount of up to $900,000 (the “JMJ Convertible Note”). The initial amount received in connection with the sale of the JMJ Convertible Note was $350,000, and a total of $385,000 is currently due under the JMJ Convertible Note (not including the interest charge described below), as all amounts borrowed under the note include a 10% original issue discount. Moving forward, JMJ may loan us additional funds (up to $900,000 in aggregate) at our request, provided that JMJ has the right in its sole discretion to approve any future request for additional funding. Each advance under the JMJ Convertible Note is due two years from the date of such advance, with the amount initially funded under the note due on September 16, 2017.

The JMJ Convertible Note (including principal and accrued interest and where applicable other fees) is convertible into our common stock, at any time, at the lesser of $0.75 per share or 65% (a 35% discount) of the two lowest closing prices of our common stock in the 20 trading days prior to the date of any conversion, provided that if we are not DWAC eligible at the time of any conversion an additional 10% discount applies, and in the event our common stock is not DTC eligible at the time of any conversion, an additional 5% discount applies. The JMJ Convertible Note provides that unless we and JMJ agree in writing, JMJ is not eligible to convert any amount of the note into common stock which would result in JMJ owning more than 4.99% of our common stock.

A one-time interest charge of 12% was applied to the principal amount of the note, which remains payable regardless of the repayment (or conversion) date of the note.

Until 180 days after the date of the note, we are able to prepay the note assuming we prepay all outstanding principal together with a penalty of 40% of such amount, interest, fees, liquidated damages (if any), and the original issuance discount due thereon; and after 160 days, we are not able to prepay the note without JMJ’s written approval.

We agreed that we would reserve 25 million shares of common stock for conversion of the note. In the event we fail to deliver shares within four days of the date of any conversion by JMJ, we are required to pay JMJ $2,000 per day in penalties.

The JMJ Convertible Note provides for customary events of default including, our failure to timely make payments under the JMJ Convertible Note when due, our entry into bankruptcy proceedings, our failure to file reports with the SEC, our loss of DTC eligibility for our common stock, and the investor’s loss of the ability to rely on Rule 144. Additionally, upon the occurrence of an event of default, as described in greater detail in the JMJ Convertible Note, and at the election of JMJ, we are required to pay JMJ, either (i) the amount then owed under the note divided by the applicable conversion price, on the date the default occurs or the default amount is demanded (whichever is lower), multiplied by the volume weighted average price on the date the default occurs or the default amount is demanded (whichever is higher), or (ii) 150% of the principal amount of the note, plus all of the unpaid interest, fees, liquidated damages (if any) and other amounts due. Any amount not paid when due accrues interest at the rate of 18% per annum until paid in full. JMJ is not required to provide us any written notice in order to accelerate the amounts owed under the JMJ Convertible Note in the event of the occurrence of an event of default.

For so long as the JMJ Convertible Note is outstanding JMJ agreed not to effect any “short sales” of our common stock.

We hope to repay the JMJ Convertible Note prior to any conversion. In the event that the JMJ Note is not repaid in cash in its entirety, Company shareholders will suffer dilution if and to the extent that the balance of the JMJ Note is converted into common stock.

In September 2015, we sold the JSJ Convertible Note, the Typenex Convertible Note and the JMJ Convertible Note.  Each of such notes is convertible into our common stock at a discount to the trading price of our common stock as described in greater detail below under Item 5. Other Information. We claim an exemption from registration for the issuances of such convertible notes pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act, since the foregoing issuances did not involve a public offering, the recipients were (a) “accredited investors”; and/or (b) had access to similar documentation and information as would be required in a Registration Statement under the Securities Act, the recipients acquired the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The securities were offered without any general solicitation by us or our representatives. No underwriters or agents were involved in the foregoing issuances and grant and we paid no underwriting discounts or commissions. The securities sold are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. The securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

The Company plans to issue a letter to shareholders on September 19, 2015, discussing its second quarter financial results for the three months ended July 31, 2015, business highlights from the quarter as well as anticipated projects and the company's balance sheet and cash flow position. A copy of the letter is furnished as Exhibit 99.1 hereto.

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

JAMMIN JAVA CORP.

Dated: September 18, 2015	By: /s/ Brent Toevs
Brent Toevs
Chief Executive Officer
(Principal Executive Officer)

JAMMIN JAVA CORP.

Dated: September 18, 2015	By: /s/ Anh Tran
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

10.20	Form of Subscription Agreement July/August 2013 Offering (incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K filed May 16, 2014)

10.21	Form of Common Stock Purchase Warrant Agreement July/August 2013 Offering (incorporated by reference to Exhibit 10.29 of the Company’s Annual Report on Form 10-K filed May 16, 2014)

10.22	Amended and Restated License Agreement with Mother Parkers Tea & Coffee Inc. (May 20, 2014) (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 30, 2014)

10.23	Form of 2013 Equity Incentive Plan Stock Option Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on August 29, 2014)

10.24	Form of Amended and Restated 2012 Equity Incentive Plan Stock Option Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on August 29, 2014)

10.25+	Form of Restricted Stock Grant Agreement to Advisory Board Members (June 2014) (incorporated by reference to Exhibit 10.33 of the Company’s Quarterly Report on Form 10-Q filed on September 15, 2014)

10.26+	Jammin Java Corp. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 31, 2015)

10.27+
First Amendment to Amended and Restated Employment Agreement with Brent Toevs (June 30, 2015) (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on July 31, 2015)

10.28+
First Amendment to Amended and Restated Employment Agreement with Anh Tran (June 30, 2015) (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on July 31, 2015)

10.29+	Form of 2013 Equity Incentive Plan Stock Option Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on August 29, 2014)

10.30+	Form of 2015 Equity Incentive Plan Stock Option Agreement (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on July 31, 2015)

10.31*	$275,000 12% Convertible Note Issued September 9, 2015, by Jammin Java Corp. in favor of JSJ Investments Inc.

10.32*	Securities Purchase Agreement dated September 14, 2015, by Jammin Java Corp. and Typenex Co-Investment, LLC

10.33*	Secured Convertible Promissory Note dated September 14, 2015 ($1,005,000), by Jammin Java Corp. in favor of Typenex Co-Investment, LLC

10.34*	Membership Interest Pledge Agreement dated September 14, 2015, by and between Typenex Co-Investment, LLC and Jammin Java Corp.

10.35*	Secured Investor Note #1 dated September 14, 2015 by and between Typenex Co-Investment, LLC and Jammin Java Corp.

10.36*	Security Agreement dated September 14, 2015, by Jammin Java Corp. in favor of Typenex Co-Investment, LLC

10.37*	Convertible Promissory Note dated September 16, 2015, by Jammin Java Corp. in favor of JMJ Financial

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Accounting and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1****	Certifications of the Principal Executive Officer and the Principal Accounting and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1****	Letter to Shareholders dated September 19, 2015

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

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