Form 10-Q
period 2015-10-31
JAMMIN JAVA CORP.
filed 2015-12-16
CIK 1334586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015

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

Registrant’s telephone number, including area code: (303) 396-1756

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

At December 15, 2015, there were 125,567,647 shares of the issuer’s common stock outstanding.

Jammin Java Corp.

For the Three and Nine months Ended October 31, 2015 and 2014

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

JAMMIN JAVA CORP.
BALANCE SHEETS

	October 31,	January 31,
	2015	2015
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$59,743	$443,189
Accounts receivable, net	1,117,458	1,154,252
Inventory	1,981	197,581
Prepaid expenses	36,745	18,986
Other current assets	13,192	3,784
Total Current Assets	1,229,119	1,817,792

Property and equipment, net	254,827	381,248
Intangible assets, net	607,986	734,753
Other assets	23,564	23,567
Total Assets	$2,115,496	$2,957,360

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$2,830,233	$2,492,900
Accrued expenses	261,502	477,229
Accrued royalty and other expenses - related party	69,121	81,078
Convertible notes payable, net of disount	699,439	-
Derivative Liability conversion feature	883,454	-

Total Current Liabilities	4,743,749	3,051,207

Total Liabilities	4,743,749	3,051,207

Commitments & Contingencies

Stockholders' Equity (Deficit):
Common stock, $.001 par value, 5,112,861,525 shares authorized; 125,698,127 and 124,691,748 shares issued and outstanding, as of October 31, 2015 and January 31, 2015, respectively	125,698	124,692
Additional paid-in-capital	24,952,442	23,825,294
Accumulated deficit	(27,706,393)	(24,043,833)
Total Stockholders' Equity (Deficit)	(2,628,253)	(93,847)

Total Liabilities and Stockholders' Equity (Deficit)	$2,115,496	$2,957,360

See accompanying notes to condensed financial statements

JAMMIN JAVA CORP.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014

Revenue:
Sales	$3,245,164	$2,841,504	$9,174,370	$7,061,287
Discounts and allowances	(430,923)	(324,300)	(910,681)	(344,560)
Net revenue	2,814,241	2,517,204	8,263,689	6,716,727

Cost of sales:
Cost of sales products	2,247,271	1,766,469	6,091,132	5,018,088
Total cost of sales	2,247,271	1,766,469	6,091,132	5,018,088

Gross Profit	566,970	750,735	2,172,557	1,698,639

Operating Expenses:
Compensation and benefits	725,134	1,055,159	2,475,901	3,234,393
Selling and marketing	774,295	677,122	1,896,563	2,387,360
General and administrative	387,468	603,744	1,243,641	2,144,390
Total operating expenses	1,886,897	2,336,025	5,616,105	7,766,143

Other income (expense):
Other expense	(17,165)	-	(49,702)	-
Loss on extinguishment of debt	-	(1,350,000)	-	(1,800,141)
Changes in fair value of deriative liability	(118,370)	-	(118,370)	-
Interest expense	(41,367)	(4,548)	(50,940)	(468)
Total other income (expense)	(176,902)	(1,354,548)	(219,012)	(1,800,609)

Net Loss	$(1,496,829)	$(2,939,838)	$(3,662,560)	$(7,868,113)

Net loss per share:
Basic and diluted loss per share	$(0.01)	$(0.02)	$(0.03)	$(0.07)

Weighted average common shares outstanding - basic and diluted	125,687,580	123,234,667	125,375,347	116,934,147

See accompanying notes to condensed financial statements

JAMMIN JAVA CORP.
STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended October 31,
	2015	2014
Cash Flows From Operating Activities:
Net loss	$(3,662,560)	$(7,868,113)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	188,346	336,147
Common stock issued to Ironridge for debt extinguishment	-	1,800,141
Shared-based employee compensation	939,808	1,459,032
Depreciation	109,895	75,045
Amortization of intangible assets	45,648	41,610
Loss on sale of business	32,537	-
Changes in fair value of derivitative liability	118,370	-
Changes in operating assets and liabilities:
Accounts receivable	36,794	(885,218)
Notes receivable - related party	-	2,724
Inventory	195,600	290,376
Prepaid expenses and other current assets	(27,167)	1,132,502
Other assets - long term	3	(7,850)
Accounts payable	337,333	308,104
Accrued expenses	(215,727)	258,390
Payable in common shares	-	369,589
Accrued royalty and other expenses - related party	(11,957)	(90,649)
Net cash used in operating activities	(1,913,077)	(2,778,170)
Cash Flows From Investing Activities:
Purchases of property and equipment	(12,894)	(57,114)
Sales of property and equipment	78,002	-
Net cash provided by (used in) investing activities	65,108	(57,114)

Cash Flows From Financing Activities:
Common stock issued for cash	-	2,500,000
Borrowings on notes payable	1,464,523	(4,965)
Net cash provided by financing activities	1,464,523	2,495,035

Net change in cash and cash equivalents	(383,446)	(340,249)
Cash and cash equivalents at beginning of period	443,189	857,122
Cash and cash equivalents at end of period	$59,743	$516,873

Non-Cash Transactions:
Interest expense	$4,400	$-

See accompanying notes to condensed financial statements

NOTES TO CONDENSED FINANCIAL STATEMENTS
October 31, 2015
(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited interim financial statements of Jammin Java Corp. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or any other future period. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year as reported in the Company’s Annual Report on Form 10-K have been omitted. The accompanying balance sheet at January 31, 2015 has been derived from the audited balance sheet at January 31, 2015 contained in such Form 10-K.

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

The Company incurred a net loss of $3,662,560 for the nine months ended October 31, 2015, and has an accumulated deficit of $ 27,706,393. The Company has a history of losses and has only recently begun to generate revenue as part of its principal operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The operations of the Company have primarily been funded by the sale of its common stock. The Company will, in the future, need to secure additional funds through future equity sales or other fund raising activities. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.

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

There can be no assurance that the Company will be able to increase sales, reduce expenses or obtain additional financing, if necessary, at a level to meet its current obligations. As a result, the opinion the Company received from its independent registered public accounting firm on our January 31, 2015 financial statements contains an explanatory paragraph stating that there is a substantial doubt regarding the Company’s ability to continue as a going concern. See also Note 8 regarding the SEC investigation.

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

Cash and Cash Equivalents. The Company considers all highly liquid investments with original maturities of six months or less to be cash equivalents. As of October 31, 2015, the Company had $59,743 of cash equivalents. Additionally, no interest income was recognized for the nine months ended October 31, 2015.

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

Allowance for Doubtful Accounts. The Company does not require collateral from its customers with respect to accounts receivable. The Company determines any required allowance by considering a number of factors, including the terms for each customer, and the length of time accounts receivable are outstanding. Management provides an allowance for accounts receivable whenever it is evident that they become uncollectible. The Company has reserved an allowance of $93,359 for doubtful accounts at October 31, 2015. Because our accounts receivable are concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse effect on the collectability of our accounts receivable and our future operating results.

Inventories. Inventories are stated at the lower of cost or market. Cost is computed using weighted average cost, which approximates actual cost, on a first-in, first-out basis. Inventories on hand are evaluated on an on-going basis to determine if any items are obsolete or in excess of future needs. Items determined to be obsolete are reserved for. The Company provides for the possible inability to sell its inventories by providing an excess inventory reserve. As of October 31, 2015, the Company determined that no reserve was required.

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

Depreciation was $109,895 and $75,045 for the nine months ended October 31, 2015 and 2014, respectively.

Impairment of Long-Lived Assets. Long-lived assets consist primarily of a license agreement that was recorded at the estimated cost to acquire the asset. The license agreement is reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable (see note 5). Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their estimated fair values. Management evaluated the carrying value of long-lived assets including the license and determined that no impairment existed at October 31, 2015.

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

Earnings or Loss Per Common Share. Basic earnings per common share equals net earnings or loss divided by the weighted average of shares outstanding during the reporting period. Diluted earnings per share includes the impact on dilution from all contingently issuable shares, including options, warrants and convertible securities. The common stock equivalents from contingent shares are determined by the treasury stock method. The Company incurred a net loss for the three and nine months ended October 31, 2015 and 2014, respectively. In addition, basic and diluted earnings per share for such periods are the same because all potential common equivalent shares would be anti-dilutive including 4,833,333 “in the money” outstanding options which are exercisable as of October 31, 2015.

Derivative Financial Instruments. The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risk.

The Company evaluates free-standing derivative instruments (or embedded derivatives) to properly classify such instruments within equity or as liabilities in our financial statements. The classification of a derivative instrument is reassessed at each reporting date. If the classification changes because of events during a reporting period, the instrument is reclassified as of the date of the event that caused the reclassification. There is no limit on the number of times a contract may be reclassified.

Instruments classified as derivative liabilities are recorded initially at their estimated fair value and are re-measured each reporting period (or upon reclassification). The change in fair value is recorded on our condensed consolidated statements of operations in other (income) expense.

During the quarter ended October 31, 2015, the Company issued debt with conversion features that can be settled by the holder at variable conversion prices. As a result, such conversion features qualified for bifurcation from the host debt instruments and were therefore accounted for as derivative liabilities.  The amount bifurcated pursuant to the conversion features was recorded as a debt discount and totaled $765,084 at the issuance date.  Such discount is amortized as interest expense over the term of the related debt.

Recently Issued Accounting Pronouncements. Accounting standards that have been issued by the FASB or other standards setting bodies that do not require adoption until a future date are being evaluated by the Company to determine whether adoption will have a material impact on the Company’s financial statements.

The Financial Accounting Standards Board (“FASB”) has issued Accounting Standards Update (ASU) No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” as part of its simplification initiative. The ASU changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense.

In May 2014, the FASB issued an accounting standard which will supersede existing revenue recognition guidance under current U.S. GAAP. The new standard is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. In doing so, among other things, companies will generally need to use more judgment and make more estimates than under the current guidance. The accounting standard will be effective for the Company in the fiscal year beginning February 1, 2018. The standard may be adopted using a full retrospective or a modified retrospective (cumulative effect) method. Early adoption is not permitted. We are currently evaluating this standard and have not yet selected a transition method nor have we determined the effect of the standard on our financial statements and related disclosures.

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

Going Concern.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40); Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern,” which requires management of a company to evaluate whether there is substantial doubt about the company's ability to continue as a going concern. This ASU is effective for the annual reporting period ending 2017, and for interim and annual reporting periods thereafter, with early adoption permitted. The Company will evaluate the impact of this standard at the time it becomes effective.

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory”. The new standard amends the guidelines for the measurement of inventory from lower of cost or market to the lower of cost and net realizable value (NRV). NRV is defined as the estimated selling prices in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation. Under existing standards, inventory is measured at lower of cost or market, which requires the consideration of replacement cost, NRV and NRV less an amount that approximates a normal profit margin. This ASU eliminates the requirement to determine and consider replacement cost or NRV less an approximately normal profit margin for inventory measurement. The new standard is effective prospectively at the beginning of the Company's 2018 fiscal year. We are currently evaluating the impact, if any, of adopting this new accounting guidance on our results of operations and financial position.

Note 4 – Inventories

Inventories were comprised of:

	October 31,	January 31,
	2015	2015
Finished Goods - Coffee	$-	$197,581
Non - Coffee Inventories	$1,981	$-
Total	1,981	197,581

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

	October 31,	January 31,
	2015	2015
License Agreement	$730,000	$730,000
Intangible assets	49,900	49,900
Total	$779,900	$779,900
Accumulated amortization	(178,958)	(133,309)
Intangibles subject to amortization	$600,942	$646,591
Goodwill	$7,044	$88,162
Total Intangible assets	$607,986	$734,753

	Three months ended October 31,		Nine months ended October 31,
	2015	2014	2015	2014
License Agreement	$(12,167)	$(12,169)	$(36,500)	$(36,500)
Intangible assets	(2,495)	(2,612)	(9,148)	(5,110)
Total License Agreement Amortization Expense	$(14,662)	$(14,781)	$(45,648)	$(41,610)

As of October 31, 2015, the remaining useful life of the Company’s license agreement was approximately 11.75 years. The following table shows the estimated amortization expense for such assets for each of the five succeeding fiscal years and thereafter.

Years Ending January 31,
2016	$14,662
2017	$58,648
2018	$58,648
2019	$58,648
2020	$58,648
Thereafter	$351,688
Total	$600,942

Note 6 - Related Party Transactions

Transactions with Marley Coffee Ltd.

During the three months ended October 31, 2015, the Company purchased $241,088 from Marley Coffee Ltd. and during the three months ended October 31, 2014, the Company had an $8,788 credit balance with Marley Coffee Ltd. related to freight refunds.  During the nine months ended October 31, 2015 and 2014, the Company made purchases of $600,076 and $290,258 respectively, from Marley Coffee Ltd. (“MC“) a producer of Jamaican Blue Mountain coffee that the Company purchases in the normal course of its business.

The Company also received rebates from Marley Coffee Ltd. for the nine months ended October 31, 2015 of $97,796, on the Jamaican green coffee purchased. There were no rebates in the prior year. From our inception in 2011 to October 31, 2015, the Company has made purchases of $2,936,771 after credits and rebates from Marley Coffee Ltd.  The Company directs these purchases to third-party roasters for fulfillment of sales orders. The Company’s Chairman, Rohan Marley, is an owner of approximately 25% of the equity of MC.  Marley Coffee Ltd. was created in order to have a license to buy and sell Jamaican Blue Mountain (JBM) Coffee. We buy JBM coffee at the most favorable market rate in the market. For the majority of transactions, we buy raw unroasted beans from Marley Coffee Ltd. and then resell them to customers around the world. From time to time, it is more economically favorable for the Company to allow Marley Coffee Ltd. to sell to our customers directly and then receive a rebate.

During the three months ended October 31, 2015 and 2014, Rohan Marley Enterprises received $44,537 and $59,333, respectively from the Company.  During the nine months ended October 31, 2015 and 2014 the Company paid Rohan Marley Enterprises and Rohan Marley $135,447 and $139,121 respectively, for directors consulting fees. The Company has paid Rohan Marley Enterprises $378,463 and Rohan Marley $106,335 for a total of $484,798 from inception to October 31, 2015, for directors fees and expense reimbursements.   Rohan Marley Enterprises is the personal S-Corporation of Rohan Marley which he uses to record all of his business transactions.

The following describe transactions with entities which are licensees of Hope Road Merchandising, LLC a company in which Rohan Marley is a beneficiary. During the three months ended October 31, 2015 and 2014, the Company made purchases of $7,820 and $5,439, respectively from House of Marley.  During the nine months ended October 31, 2015 and 2014, the Company made purchases of $7,820 and $33,566, respectively, from House of Marley. From our inception in 2011 to October 31, 2015, the Company has purchased $70,334 of product from House of Marley. Homemedics which owns House of Marley has purchased $3,780 of product from the Company from inception to October 31, 2015.  House of Marley produces headphones and speakers that the Company uses for promotions and trade shows.

Delivery Agent is affiliated with the Bob Marley.com website (which website we sell products on) and has purchased coffee from us of $779 and $0, respectively, during the nine months ended October 31, 2015 and 2014.  Delivery Agent has purchased coffee from us of $779 from inception to date of product that is sold on the Bob Marley Website.

During the nine months ended October 31, 2015 and 2014, the Company made purchases of $5,244 and $0, respectively from Zion Rootswear. From inception to October 31, 2015, the Company has made purchases of $10,447 from Zion Rootswear. The Company has made purchases of $1,603 from inception to October 31, 2015 from Tuff Gong International.  The purchases from Tuff Gong International and Zion Rootswear were for Bob Marley apparel and gifts that were used for marketing and promotions purposes.

During the nine months ended October 31, 2015 and 2014, the Company has incurred royalties of $200,405 and $194,523, respectively, to Fifty-Six Hope Road Music Limited (“56 Hope Road”), for the license to use of the name “Marley Coffee”. From inception to October 31, 2015, the Company has incurred royalties of $605,020 to 56 Hope Road.

During the nine months ended October 31, 2015, the Company paid Sondra Toevs $10,312 and Ellie Toevs $3,814 for part-time employment. Sondra Toevs is the wife of the CEO, Brent Toevs, and Ellie Toevs is the daughter of Mr. Toevs.  The total paid to these employees for the calendar year 2014 was $17,648 for Sondra Toevs and $6,063 for Ellie Toevs.

The total owed to Mother Parkers, one of our shareholders, for accounts payable is $1,544,686 as of October 31, 2015, and the total due from Mother Parkers is $77,043 as of October 31, 2015.

Note 7 – Stockholders’ Equity

Share-based Compensation:

On August 5, 2011, the Board of Directors approved the Company’s 2011 Equity Compensation Plan (the “2011 Plan“). The 2011 Plan authorizes the issuance of various forms of stock-based awards, including incentive or non-qualified options, restricted stock awards, performance shares and other securities as described in greater detail in the 2011 Plan, to the Company’s employees, officers, directors and consultants. A total of 20,000,000 shares are authorized for issuance under the 2011 Plan, which has not been approved by the stockholders of the Company. As of October 31, 2015 a total of 16,333,333 shares are available for issuance under the 2011 Plan.

On October 14, 2012, the Board of Directors approved the Company’s 2012 Equity Incentive Plan, which was amended and restated on September 19, 2013 (as amended and restated, the “2012 Plan“). The 2012 Plan authorizes the issuance of various forms of stock-based awards, including incentive or non-qualified options, restricted stock awards, restricted units, stock appreciation rights, performance shares and other securities as described in greater detail in the 2012 Plan, to the Company’s employees, officers, directors and consultants. A total of 12,000,000 shares are authorized for issuance under the 2012 Plan, which has been approved by the stockholders of the Company, and as of October 31, 2015, a total of 36,907 shares are available for issuance under the 2012 Plan.

On September 10, 2013, the Board of Directors approved the Company’s 2013 Equity Incentive Plan (the “2013 Plan“). The 2013 Plan authorizes the issuance of various forms of stock-based awards, including incentive or non-qualified options, restricted stock awards, restricted units, stock appreciation rights, performance shares and other securities as described in greater detail in the 2013 Plan, to the Company’s employees, officers, directors and consultants. A total of 12,000,000 shares are authorized for issuance under the 2013 Plan, which has been approved by the stockholders of the Company, and as of October 31, 2015, a total of 2,341,626 shares are available for issuance under the 2013 Plan.

On June 30, 2015, the Board of Directors approved the Company’s 2015 Equity Incentive Plan (the “2015 Plan”). The 2015 Plan authorizes the issuance of various forms of stock-based awards, including incentive or non-qualified options, restricted stock awards, restricted units, stock appreciation rights, performance shares and other securities as described in greater detail in the 2015 Plan, to the Company’s employees, officers, directors and consultants. A total of 17,500,000 shares are authorized for issuance under the 2015 Plan, which has not been approved by the stockholders of the Company, and as of October 31, 2015, a total of 11,500,000 shares are available for issuance under the 2015 Plan. In July 2015, the Company granted 6,000,000 options to executives under the 2015 Plan. These options will not be recognized for accounting purposes until shareholder approval is obtained.

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

During the nine months ended October 31, 2015 and 2014, the Company recognized share-based compensation expenses totaling $939,808 and $1,459,032, respectively. The remaining amount of unamortized stock option expense at October 31, 2015 was $2,280,542.

The intrinsic value of exercisable and outstanding options at October 31, 2015 and 2014 was $96,667 and $665,000, respectively.

The options are valued using the Black Scholes method with the grant date weighted average fair value at $0.29 per share.  Activity in stock options during the nine month period ended October 31, 2015 and related balances outstanding as of that date are set forth below:

			Weighted Average
	Number of	Weighted Average	Remaining Contract
	Shares	Exercise Price	Term (# of years)
Outstanding at February 1, 2015	17,830,000	$0.35
Granted	1,340,000	0.20
Exercised	-	-
Forfeited and canceled	(1,220,000)	0.45
Outstanding at October 31, 2015	17,950,000	$0.27	2.71
Exercisable at October 31, 2015	13,775,825	$0.29	2.42

Note 8 – Commitments and Contingencies

On July 28, 2014, Shane Whittle, individually, a former significant shareholder and officer and director of the Company (“Whittle“) filed a complaint against the Company in the District Court, City and County of Denver, State of Colorado (Case No. 2014-CV-032991 Division: 209). The complaint alleged that Whittle entered into a consulting agreement with the Company for which the Company failed to make payments and that Rohan Marley, as both a director of the Company and of Marley Coffee Canada, Inc., additionally agreed that, as part of Whittle’s consulting compensation, the Company would assume a debt owed by Marley Coffee Canada to Whittle. The cause of action set forth in the complaint includes breach of contract. Damages claimed by Whittle included $60,000 under the consulting agreement and $19,715 related to payments assumed by the Company. Effective on March 31, 2015, the Company and Mr. Whittle entered into a Settlement Agreement and Release of Claims (the “Settlement“), pursuant to which the parties agreed to dismiss their claims associated with the District Court, City and County of Denver, State of Colorado (Case No. 2014-CV-032991 Division: 209), lawsuit described above. Pursuant to the terms of the Settlement, the Company agreed to pay Mr. Whittle $80,000 which was accrued as of January 31, 2015 (to be paid in equal payments of $10,000 per month beginning on April 1, 2015, of which $10,000 is in default), the Company agreed to withdraw from a joinder in connection with the Federal Action pending between the parties (and certain other parties) as described below, the parties provided each other mutual releases and the parties agreed to mutually dismiss, with prejudice, their claims.

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

On December 15, 2014, a complaint was filed against the Company in the Superior Court of State of California, for the County of Los Angeles – Central Division (Case Number: BC566749), pursuant to which Sky Consulting Group, Inc. (“Sky“), made various claims against the Company, Mr. Tran, the Company’s President and Director, Marley C&V International, and various other parties. The complaint alleged causes of action for breach of contract, fraud, negligent representation, intentional interference with contractual relationship and negligent interference with contractual relationship, relating to a May 2013 coffee distributor agreement between the Company and Sky, which provided Sky the right to sell Company branded coffee products in Korea. The suit seeks damages, punitive damages, court costs and attorney’s fees. The Company subsequently filed a motion to compel arbitration pursuant to the terms of the agreement, which was approved by the court on April 7, 2015. The parties subsequently entered arbitration in connection with the lawsuit.  On September 8, 2015, the parties entered into a mutual settlement and release agreement, whereby Sky agreed to return 130,480 shares of common stock to the Company and stop distributing our products, displaying our tradenames or using our intellectual property; the parties agreed to each dismiss their claims/lawsuits; and each party provided the other a general release of all outstanding claims.  As of the date of this report, the shares have been returned to the Company and cancelled, provided that claims/lawsuits have not been dismissed, however we anticipate the claims/lawsuits will be dismissed shortly after the date this report is filed. In the current quarter ended October 31, 2015 the Accounts receivable was written off to bad debt expense but we expect this to be reversed in the next period as the cancelled shares will be used to relieve the outstanding balance due from Sky Consulting.

On November 17, 2015, the SEC filed a complaint against us (Case 2:15-cv-08921) in the United States District Court Central District of California Western Division. Also included as defendants in the complaint were Shane G. Whittle (our former Chief Executive Officer and Director) and parties unrelated to us, Wayne S. P. Weaver, Michael K. Sun, Rene Berlinger, Stephen B. Wheatley, Kevin P. Miller, Mohammed A. Al-Barwani, Alexander J. Hunter, and Thomas E. Hunter (collectively, the “Defendants”).  Pursuant to the complaint, the SEC alleged that Mr. Whittle orchestrated a “pump and dump” scheme with certain other of the Defendants in connection with our common stock.  The scheme allegedly involved utilizing our July 2009 reverse merger transaction to secretly gain control of millions of our shares, spreading the stock to offshore entities, and dumping the shares on the unsuspecting public after the stock price soared following fraudulent promotional campaigns undertaken by Mr. Whittle and certain other of the Defendants in or around 2011. The complaint also alleges that to boost our stock price and provide cash to the Company, Mr. Whittle and certain other of the Defendants orchestrated a sham financing arrangement designed to create the false appearance of legitimate third-party interest and investment in the Company through a non-existent entity, Straight Path Capital, pursuant to which we raised approximately $2.5 million through the sale of 6.25 million shares of common stock in 2011. The SEC also alleges that Mr. Whittle and others caused us to make public announcements which caused our stock price to rise, which helped facilitate the alleged frauds among other allegations spelled out more completely in the complaint. The SEC’s complaint charges us, Mr. Whittle, Mr. Weaver, Mr. Sun, Mr. Berlinger, Mr. Wheatley, Mr. Miller, and Mr. Al-Barwani with conducting an illegal offering in violation of Sections 5(a) and 5(c) of the Securities Act. The complaint further alleges that Mr. Whittle, Mr. Weaver, Mr. Sun, Mr. Berlinger, and the Hunters violated Section 10(b) of the Exchange Act and Rule 10b-5, and Mr. Whittle, Mr. Weaver, Mr. Sun, and Mr. Berlinger violated Section 13(d) of the Exchange Act and Rules 13d-1 and 13d-2 thereunder. Mr. Whittle is additionally charged with violating Section 16(a) of the Exchange Act and Rule 16a-3, and the Hunters are charged with violations of Sections 17(b) of the Securities Act, which prohibits fraudulent touting of stock. The SEC is seeking injunctions, disgorgement, prejudgment interest, and penalties as well as penny stock bars against all of the individual Defendants and an officer-and-director bar against Mr. Whittle. The Company intends to vigorously defend itself against the allegations of the SEC. The possibility of loss cannot be determined at this early date without further discovery; however, in the event the Company were to have to pay significant fines or disgorgement in the matter, and the Company was unable to raise sufficient funding to pay such fines or disgorgement, the Company could be forced to suspend its activities, terminate its operations or seek bankruptcy protection.

Note 9 – Sale of Division

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

Note 10 – Concentrations

A significant portion of our revenue is derived from our relationships with a limited number of vendors and distributors. The loss of one or more of our significant vendors or distributors would have a material impact on our revenues and results of operations. During the three months ended October 31, 2015, four customers accounted for 57% of our revenue.  During the nine months ended October 31, 2015, four customers accounted for 50% of net revenues. During the three months ended October 31, 2014, two of our customers accounted for 54% of net revenues.  During the nine months ended October 31, 2014, four customers accounted for 63% of net revenues.

During the three months ended October 31, 2015, two vendors accounted for 49% of purchases.  During the nine months ended October 31, 2015, two vendors accounted for 68% of purchases. During the nine months ended October 31, 2014, two vendors accounted for 89% of purchases.

During the three months ended October 31, 2015, sales in Canada totaled $185,903 and for the three months ended October 31, 2014, sales in Canada were $146,091.  For the nine months ended October 31, 2015 sales in Canada totaled $612,565 and during the nine months ended October 31, 2014 sales in Canada totaled $146,556.

For the three months ended October 31, 2015 sales in South Korea for Green and retail coffee sales totaled $362,257 and for the three months ended October 31, 2014 sales in South Korea totaled $1,425.  For the nine months ended October 31, 2015 sales in South Korea for Green and retail coffee sales totaled $825,604 and for the nine months ended October 31, 2014 sales in South Korea totaled $1,425.  The Company received approximately $147,000 from licensing fees during the last twelve months associated with C&V’s opening of Marley Coffee Café’s.

For the three months ended October 31, 2015, sales in Chile totaled $62,230 and sales in Chile totaled $65,000 for the three months ended October 31, 2014. For the nine months ended October 31, 2015 sales in Chile totaled $670,868 and for the nine months ended October 31, 2014 sales in Chile totaled $65,000.

Note 11 – Convertible and Other Notes Payable

Convertible and Other Notes Payable are as follows:

	Commitment	Outstanding as of October 31, 2015	Available Proceeds	Interest Rate	Maturity
Colorado Medical Finance Services, LLC *	$500,000	$183,070	316,930	17.5%	September 2016
JSJ	275,000	275,000	-	12%	March 2016
Typenex	1,005,000	255,000	750,000	10%	April 2022
JMJ	900,000	385,000	515,000	10%	September 2017
Vis Vires	250,000	250,000	-	8%	June 2016

*Line of Credit.

Revolving Line of Credit

The Company entered into an unsecured Revolving Line of Credit Agreement with Colorado Medical Finance Services, LLC, dba Gold Gross Capital LLC, with an effective date of February 16, 2015. The line of credit allows the Company the right to borrow up to $500,000 from the lender from time to time. On March 26, 2015, the lender advanced $250,000 to us under the terms of the line of credit. Amounts owed under the line of credit are to be memorialized by revolving credit notes in the form attached to the line of credit, provided that no formal note has been entered into to advance amounts borrowed to date. Amounts borrowed under the line of credit accrue interest at the rate of 17.5% per annum and can be repaid at any time without penalty. A total of 10% of the interest rate is payable in cash and the other 7.5% of the interest rate is payable in cash, or coffee goods and services, at the option of the lender, with our consent.  The line of credit expires, and all amounts are due under the line of credit on September 26, 2016. The line of credit contains customary events of default, and upon the occurrence of an event of default the lender can suspend further advances and require the Company to declare the entire amount then owed immediately due, subject to a 10 day period pursuant to which we have the right to cure any default. Upon the occurrence of an event of default the amounts owed under the line of credit bear interest at the rate of 20% per annum. Proceeds from the line of credit can be solely used for working capital purposes. The lender has no relationship with the Company or its affiliates. As of October 31, 2015, the Company had borrowed a total of $250,000 under the Line of Credit, with $183,070 outstanding.

Convertible Note with JSJ Investments Inc.

On September 9, 2015, we entered into a 12% Convertible Note to JSJ Investments Inc. (“JSJ” and the “JSJ Convertible Note”) in the amount of $275,000. Amounts owed under the JSJ Convertible Note accrue interest at the rate of 12% per annum (18% upon an event of default). The JSJ Convertible Note is payable by us on demand by JSJ at any time after March 6, 2016. We have the right to repay the JSJ Convertible Note (a) for an amount equal to 135% of the then balance of such note until the 180th day following the date of the note, and (b) for an amount equal to 150% of the balance of such note subsequent to the maturity date (provided the holder consents to such payment after maturity).

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

In connection with the issuance of the note, we agreed to pay $5,000 of JSJ’s legal fees.

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

The Typenex Note has a term of 20 months and an interest rate of 10% per annum (22% upon an event of default).  The gross proceeds to the Company from the Typenex Note were $1,005,000, in the form of: (a) an initial tranche of $250,000 in cash (gross proceeds of $255,000, less $5,000 in expense reimbursements), and (b) three promissory notes of $250,000 each (collectively, the “Investor Notes”). Typenex may elect, in its sole discretion, to fund one or more of the Investor Notes. Absent such an election by Typenex, the Investor Notes will not result in cash proceeds to, or an obligation to repay on the part of, the Company. Each of the Investor Notes accrue interest at the rate of 10% per annum until paid (provided that all amounts due under the Investor Notes may be offset against amounts we owe Typenex in Typenex’s sole discretion), and as such, we do not anticipate owing any interest on the Investor Notes until such notes are funded by Typenex.  Each of the Investor Notes are secured by a Membership Interest Pledge Agreement entered into by Typenex for our benefit.

Beginning on the date that is six (6) months after the Closing Date and on the same day of each month thereafter until the maturity date, so long as any amount is outstanding under the Typenex Note, the Company is required to pay to Typenex installments of principal equal to $75,000 (or such lesser principal amount as is then outstanding), plus the sum of any accrued and unpaid interest. Payments of each installment amount may be made in cash, subject to the terms of the note. Alternatively, Typenex or the Company may elect to convert an installment amount into Common Stock as described below.

Beginning six (6) months after the Closing Date, Typenex may convert the balance of the Typenex Note, or any installment or portion thereof, utilizing the conversion price calculation set forth below. Generally, the conversion price will be $0.30 per share; however, in the event the Company’s market capitalization falls below $3 million, then the conversion price is the lower of (a) $0.30 per share, and (b) the Market Price. The “Market Price” is calculated by applying a discount of 40% (provided that under certain events the discount may be reduced to up to 60%, upon the occurrence of certain events (with a reduction of 5% per event) such as the value of common stock (as calculated in the note) declining below $0.10 per share; the Company not being Deposit/Withdrawal At Custodian – DWAC eligible; the Company’s common stock not being DTC eligible; or the occurrence of any major default (as described in the note)), to the average of the three (3) lowest intra-day trading prices of the Company’s common stock during the ten (10) trading days immediately preceding the applicable conversion. The Company may also elect to make payment of installments in the form of equity on substantially the same terms, subject to the terms and conditions of the Typenex Note, and Typenex’s right in certain cases to require a certain portion of such payment to be paid in cash or stock. Additionally, 20 days after shares issued upon redemption of the note are eligible to be freely traded by Typenex (as described in the note), there is a required true up, whereby Typenex is required to be issued additional shares in the event the trading price of the Company’s common stock has declined from the time of original issuance to the date such shares are ‘free trading’ as described in the Typenex Note.

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

The Typenex Note includes customary and usual events of default. In the event of a default, the Typenex Note may be accelerated by Typenex. The outstanding balance would be immediately due and payable and we are required to repay Typenex additional amounts (including the value of the amount then due in common stock, at the highest intraday trading price of the amount then due under the note) and/or liquidated damages in addition to the amount owed under the Typenex Note. In addition, we owe certain fees and liquidated damages to Typenex if we fail to timely issue shares of common stock under the Typenex Note.

Typenex is prohibited from owning more than 4.99% of the Company’s outstanding shares, pursuant to the Typenex Note, unless the market capitalization of the Company’s common stock is less than $10,000,000, in which case Typenex is prohibited from owning more than 9.99% of the Company’s outstanding shares.

Amounts owed by us under the Typenex Note are secured by a first priority security interest granted to Typenex pursuant to the terms of a Security Agreement entered into with Typenex, in each of the Investor Notes.

The goal is for the Company to utilize this debt as growth capital to help accelerate projects that generate revenue.  We hope to repay the Typenex Convertible Note prior to any conversion. In the event that the Typenex Note is not repaid in cash in its entirety, Company shareholders may suffer dilution if and to the extent that the balance of the Typenex Note is converted into common stock.

As of October 31, 2015, the outstanding balance of the Typenex Note was $255,000.

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

Convertible Promissory Note with Vis Vires Group

On September 24, 2015, we sold Vis Vires Group, Inc. (“Vis Vires”) a Convertible Promissory Note (with an issuance date of September 9, 2015) in the principal amount of $254,000 (the “Vis Vires Convertible Note”), pursuant to a Securities Purchase Agreement, dated September 9, 2015. The Vis Vires Convertible Note bears interest at the rate of 8% per annum (22% upon an event of default) and is due and payable on June 11, 2016. The Vis Vires Convertible Note provides for standard and customary events of default such as failing to timely make payments under the Vis Vires Convertible Note when due and the failure of the Company to timely comply with Exchange Act reporting requirements. Additionally, upon the occurrence of certain fundamental defaults, as described in the Vis Vires Convertible Note, we are required to repay Vis Vires liquidated damages in addition to the amount owed under the Vis Vires Convertible Note.

The principal amount of the Vis Vires Convertible Note and all accrued interest is convertible at the option of the holder thereof into our common stock at any time following the 180th day after the Vis Vires Convertible Note was issued. The conversion price of the Vis Vires Convertible Note is equal to the greater of (a) 65% (a 35% discount) multiplied by the average of the lowest five closing bid prices of our common stock during the ten trading days immediately prior to the date of any conversion; and (b) $0.00009, provided that the conversion price during major announcements (as described in the Vis Vires Convertible Note) is the lower of the conversion price on the announcement date of such major announcement and the conversion price on the date of conversion. In the event we fail to deliver the shares of common stock issuable upon conversion of the note within three business days of our receipt of a conversion notice, we are required to pay Vis Vires $2,000 per day for each day that we fail to deliver such shares. The Vis Vires Convertible Note conversion price also includes anti-dilution protection such that in the event we issue or are deemed to have issued common stock or convertible securities at a price equal to less than the conversion price of the Vis Vires Convertible Note in effect on the date of such issuance or deemed issuance, the conversion price of the Vis Vires Convertible Note is automatically reduced to such lower price, subject to certain exceptions in the note, including an exemption for persons with whom the Company was in discussions regarding an investment at the time the Vis Vires Convertible Note was entered into and officer and employee issuances/grants.

At no time may the Vis Vires Convertible Note be converted into shares of our common stock if such conversion would result in Vis Vires and its affiliates owning an aggregate of in excess of 9.99% of the then outstanding shares of our common stock.

We may prepay in full the unpaid principal and interest on the Vis Vires Convertible Note, upon notice, any time prior to the 180th day after the issuance date. Any prepayment is subject to payment of a prepayment amount ranging from 108% to 133% of the then outstanding balance on the Vis Vires Convertible Note (inclusive of accrued and unpaid interest and any default amounts then owing), depending on when such prepayment is made.

The Vis Vires Convertible Note also contains customary positive and negative covenants.

We paid $4,000 of Vis Vires’s attorney’s fees in connection with the sale of the Vis Vires Convertible Note.

The goal is for the Company to utilize this debt and similar debt incurred in the past several weeks as growth capital to help accelerate projects that generate revenue.  We hope to repay the Vis Vires Convertible Note prior to any conversion. In the event that the Vis Vires Note is not repaid in cash in its entirety, Company shareholders may suffer dilution if and to the extent that the balance of the Vis Vires Note is converted into common stock.

The Company assessed the classification of its derivative financial instruments as of October 31, 2015, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

ASC 815 generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument subject to the requirements of ASC 815. ASC 815 also provides an exception to this rule when the host instrument is deemed to be conventional, as described.

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with professional standards for “Accounting for Derivative Instruments and Hedging Activities”.

Professional standards generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.  Professional standards also provide an exception to this rule when the host instrument is deemed to be conventional as defined under professional standards as “The Meaning of Conventional Convertible Debt Instrument”.

ASC 815-40 provides that, among other things, generally, if an event is not within the entity’s control or could require net cash settlement, then the contract shall be classified as an asset or a liability.

Debt Maturity Schedule

The following table summarizes the Company’s annual principal maturities of debt for the five years subsequent to December 31, 2015:

Year ended December 31,
2015	$-
2016	708,070
2017	385,000
2018	-
2019	-
Thereafter	255,000
$1,348,070

Third Party Loan

In October 2015, we borrowed $150,000 from PowerUp Lending Group, Ltd., a third-party lender. The October 2015 loan has a seven month term, a total payback amount of $202,500 and is payable by way of 147 daily payments of $1,378.  The loan is secured by a security interest in all of our accounts, equipment, inventory and investment property. We have the right to repay the loan within the first 30 days after the effective date at the rate of 85% of the repayment amount and between 31 and 90 days after the effective date at the rate of 90% of the repayment amount.

Note 12 – Subsequent Events

Third Party Loan

In November 2015, we borrowed $65,000 from PowerUp Lending Group, Ltd., a third-party lender. The November 2015 loan has a term of six months, a total payable amount of $89,700 and is payable by way of 126 daily payments of $712.  The loan is secured by a security interest in all of our accounts, equipment, inventory and investment property. We have the right to repay the loan within the first 30 days after the effective date at the rate of 85% of the repayment amount and between 31 and 90 days after the effective date at the rate of 90% of the repayment amount.

In November 2015, the Company cancelled 130,480 shares of common stock in connection with the settlement of the Sky lawsuit described in greater detail above under note 8.

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

Certain capitalized terms used below and otherwise defined below, have the meanings given to such terms in the footnotes to our consolidated financial statements included above under “Part I - Financial Information” - “Item 1. Financial Statements”.

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

In order to market our products in these channels, we have developed a variety of coffee products in varying formats. The Company offers an entire line of coffee in whole bean and ground form with varying sizes including 2.5 ounce (oz), 8oz, 12oz and 2 pound (lbs) sizes. The Company also offers a “single serve” solution with its compostable Single-Serve Pods for Bunn® and other pod-based home and office brewers. The Company recently launched its Marley Coffee recyclable RealCup; compatible cartridges, for use in most models of Keurig®’s K-Cup brewing system.

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

In consideration for the foregoing licenses, the Company agreed to pay royalties to Fifty-Six Hope Road in an amount equal to 3% of the net sales of all Licensed Products on a quarterly basis. In addition, such royalty payments are to be deferred during the first 20 months of the term of the FSHR License Agreement, and such deferred payments shall be paid on a quarterly-basis thereafter until paid in full. For the three months ended October 31, 2015, $69,121, and for the nine months ended October 31, 2015, $200,405, in royalties due to Fifty-Six Hope Road were incurred on sales. From inception to October 31, 2015, the Company has incurred royalties of $605,020 to Fifty-Six Hope Road.

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

In Canada, Mother Parkers Tea & Coffee Inc. is the Company’s distributor for the food service segment, which sells to restaurant chains like Milestones, Original Joe’s and Elephant and Castle. Mother Parkers Tea & Coffee also brings the Company’s products into retailers such as Loblaw’s, Sobey’s, ID Foods, COOP and Metro. Their success has led to about a 60% ACV for the entire country.

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

Within the U.S. grocery and specialty retail segment, the Company utilizes two brokerage companies to represent, market and merchandise its products. The Company works with Alliance Sales & Marketing, a private food broker based in Charlotte, North Carolina, to increase its new market penetration nationally in the grocery and natural foods retail sector. The Company also uses Harlow HRK to help manage its Kroger business.

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

Products, Plan of Operations and Business Growth

In fiscal 2015, we established a national grocery distribution network, increased our brand awareness and strengthened our international presence. We believe fiscal 2016 is the breakout year for the Company and we forecast to be EBITDA positive by the fourth quarter of the year, based on our projected sales volumes.

We prepared and organized the operations of the Company to scale to $40 million in revenue without materially increasing our staffing needs from where they are currently by fiscal 2017.

The Company is organized around our three pillars of growth, which are domestic grocery, international and ecommerce.

Domestic Grocery

Domestic grocery is the core focus of the Company with the strategy of continuing to expand into key markets and gaining new accounts and building on the base of accounts we have already. Within the U.S. grocery and specialty retail segment, the Company’s products are distributed through several distributors such as UNFI, Kehe, C&S and DPI and we also distribute directly to certain customers. We sell to retailers such as Safeway, Krogers, HEB, Wegmans, Target, Jewel-Osco, Market Basket, Whole Foods, Winn Dixie Bi-Lo, Ahold, Hannafords, Albertsons, Shaw’s and Fairways, Acme, Rouse’s and Fresh and Easy. During the past year we have expanded our distributor relationships nationally in the United States. We expect our ongoing discussions with retailers will enable us to place our products in more chains throughout the year and we continue to seek to expand our product placement with grocery retailers and distributors throughout the United States and internationally.

Over the course of the last year, we gained distribution in over 11,500 stores in the United States, which represents 35% of all commodity volume (ACV) for all grocery. Throughout fiscal 2016, while we will still look to gain additional distribution, we are not pursuing it at the same pace we did during the past 18 months. Our objective for our existing distribution is to add more SKUs (Stock Keeping Units) to our current distribution, increase our turn rate (velocity), and build brand awareness to drive further growth.

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

Based on our current distribution in the U.S. and an average of three of RealCups™ per store, if we can get an additional customer to purchase one SKU per store, per week, within our existing distribution, we believe we can generate approximately ~$8 million in additional revenue per year. Our next objective is to get all nine Recyclable RealCup™ Marley Coffee SKUs within our current distribution. SKUs or Stock Keeping Units are a store’s or catalog’s product and service identification code, often portrayed as a machine-readable bar code that helps items be tracked for inventory.

We believe that our recyclable RealCup™ capsule (Ecocup) will be one of the most innovative and sustainable single serve products to hit the market in calendar 2015. Keurig Green Mountain, the largest company in the single serve space in North America has expressed their belief that there should be a recyclable solution for K-Cups, however they have only set a 2020 target for their commitment to making 100% of their K-Cup packs recyclable.

Our recyclable EcoCup capsules started shipping at the very end of July 2015 and we have cycled through most of the old packaging at retail. This has taken a little bit longer than we anticipated, but based on the positive feedback from retailers and customers as well as some preliminary sales information, EcoCup has had a very positive impact on our operations. We’ve even been nominated by the Nexty Awards and Beverage Awards for our innovation and packaging. Our preliminary data has shown that EcoCups by themselves have helped with incremental growth in accounts like Market Basket and Kroger.

International

Our international business is one of the key components of our revenues. For our international accounts, we rely on first in class operators to take our brand to market and handle all of the distribution and marketing for the products. We provide brand support to our international accounts. We currently have key distribution in several countries, which include Canada, the United Kingdom, South Korea and Chile. These countries primarily sell to the food service industry, which includes hotels, restaurants and cafes. From their success in food service, they have expanded distribution into retail distribution. Mother Parkers takes our products to market in Canada through both a licensing agreement and buy-sell relationship. Our U.K. distributor roasts and packs Company approved coffee and resells it to customers throughout Europe. In the first half of fiscal 2017, we plan on launching a Nespresso© compatible capsule for markets throughout the world.

The Company also does business with coffee machine manufacturers such as Hamilton Beach and Remington Coffee by selling them various products such as 8 ounce bags of coffee, fractional packs or RealCup units as samples that come inside boxes of coffee which are sold as packages to end buyers. This provides greater exposure for the Company.

The International Coffee Organization recently reported that it expects global coffee demand to rise 25% by 2021. We believe that we are in a strong position to capitalize on that growth and our goal is to continue finding top-tier operators like the ones we have in place in Canada, South Korea, Chile and the United Kingdom.  Through a distribution arrangement we have in place with Marley C&V International (which has no relation to 56 Hope Road), we generate revenue through coffee sold to Marley Coffee branded coffee shops in Korea (which we have no ownership or management in) and also general licensing fees through such coffee sales.

Through a distribution arrangement we have in place with Marley C&V International, we generate revenue through coffee sold to Marley Coffee branded coffee shops in Korea (which we have no ownership in) and also general licensing fees through such coffee sales.

The JAB acquisition of GMCR could help get brewers into the market in which we would have the ability capitalize on.

Online

During the fourth quarter of calendar 2014, we launched an innovative Coffee of the Month subscription service as well as an online retail platform at https://shop.marleycoffee.com/. We anticipate this to be a key revenue driver in the upcoming year. The Company also sells to other online operators such as Amazon.com, coffeeicon.com, ecscoffee.com, officedepot.com and coffeewiz.com.

Commitment to Reduce Cash Compensation

Throughout fiscal 2015, the Company issued shares of common stock in consideration for services rendered to its officers, directors and employees in an effort to maximize its cash on hand and improve liquidity. During the remainder of fiscal 2016, the Company plans to pay the salaries of its officers and employees in cash, provided that where possible, the Company intends to continue to use common stock in lieu of cash consideration, and has continued to pay certain of its employees in stock instead of cash during fiscal 2016. As the Company continues to grow it will need to raise additional cash in order to maintain its growth and fund its operations. If the Company is unable to access additional capital moving forward, it will hurt our ability to maintain growth and possibly jeopardize our ability to maintain our current operations. We may not be able to increase sales, reduce expenses or obtain additional financing, if necessary, at a level to meet our current obligations to continue as a going concern.

The Company is focused on growing revenue while working to lower cost of sales and operating expenses, with the ultimate goal of generating net income.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended October 31, 2015 and 2014

Revenue. Revenue for the three months ended October 31, 2015 and 2014 was $3,245,164 and $2,841,504, respectively, which represents an increase of $403,660 or 14% from the previous period. Revenue increased as a result of the Company’s continued expansion into the retail grocery market and its continued growth of other business verticals.

Discounts and allowances. Discounts and allowances for the three months ended October 31, 2015 and 2014 was $430,923 and $324,300, respectively. Discounts and allowances increased as a result of the corresponding increase in sales.

Net revenue. Net revenue for the three months ended October 31, 2015 and 2014 was $2,814,241 and $2,517,204 respectively, which represents an increase of $297,037 or 12% from the previous period.

Total cost of sales. Total cost of sales for the three months ended October 31, 2015 and 2014 was $2,247,271 and $1,766,469 respectively, which represents an increase of $480,802 or 27% from the previous period. The increase in total cost of sales was mainly the result of a $190,946 return of discontinued items due to one of our distributors losing a large account.  If this return of product is removed the cost of sales for the period increased 16%, which corresponded to the increase in sales.

Gross Profit. Gross profit was $566,970 and $750,735, respectively, for the three months ended October 31, 2015 and 2014, which represents a decrease of $183,765 or 24%. Gross profit as a percentage of net sales was 20% and 30% for the three months ended October 31, 2015 and 2014, respectively. Gross profit decreased as a result of increased discounts during the period and the $190,946 return of product by one of our distributors, which was sold to a discount store at a reduced price compared to the original sales price.

Compensation and benefits expenses. Compensation and benefits expenses were $725,134 and $1,055,159, respectively, for the three months ended October 31, 2015 and 2014, which represents a decrease of $330,025 or 31%. Compensation and benefits expenses decreased as a result of decreased staff and more efficient operations.  There was also a reduction in stock compensation expense from the prior year.

Selling and marketing expenses. Selling and marketing expenses for the three months ended October 31, 2015 and 2014 were $774,295 and $677,122, respectively, which represents an increase of $97,173 or 14% from the previous period. Selling and marketing expenses increased as a result of consumer advertising campaigns and increased business in new markets in the current period. We anticipate experiencing marketing expenses relative to our cash flow availabilities throughout fiscal 2016 as we will seek to expand our customer base even more and build out the Company brand.

General and administrative expenses. General and administrative expenses for the three months ended October 31, 2015 and 2014 were $387,468 and $603,744, respectively, which represents a decrease of $216,276 or 36% from the previous period. General and administrative expenses were lower this period as a result of the stepped up expansion in the previous period and the need to support that expansion mostly through professional fees, office supplies and equipment.

Total operating expenses. Total operating expenses for the three months ended October 31, 2015 and 2014 were $1,886,897 and $2,336,025, respectively, which represents a decrease of $449,128 or 19% from the previous period. Total operating expenses decreased as a result of the decreases in compensation and benefits, and general and administrative expenses described above.

Other expense. Other expense for the three months ended October 31, 2015 was $17,165 and other expense for the three months ended October 31, 2014 was $0. Other expense increased due to the debt financing and interest expenses for new funding as mentioned in note 11 to the unaudited financials included herein, and the sale of our business division as mentioned in footnote 9 to the unaudited financial statements included herein.

Loss on extinguishment of debt.  Loss on extinguishment of debt was $0 and $1,350,000 for the three months ended October 31, 2015 and 2014, respectively, as a result of the conclusion of our prior financing agreement with Ironridge in September 2014.

Gain (loss) on changes in fair value of derivative liability. Gain (loss) on changes in fair value of derivative liability was $118,370 for the three months ended October 31, 2015 as we recognized the non-cash effect of our convertible notes during the period compared to $0 for the three months ended October 31, 2014.

Interest expense. Interest expense for the three months ended October 31, 2015 was $41,367 and interest income for the three months ended October 31, 2014 was $4,548, respectively, which represents an increase of $36,819 from the previous period. Interest expense increased as a result of our financing and funding agreements incurred in the quarter, as described in greater detail in footnote 6 and 12 to the unaudited financial statements included herein.

Net Loss. Net Loss was $1,496,829 and $2,939,838, respectively, for the three months ended October 31, 2015 and 2014, which represents a decrease of $1,443,009 or 49%. Net Loss decreased as a result of the reasons described above.

Comparison of the Nine Months ended October 31, 2015 and 2014

Revenue. Revenue for the nine months ended October 31, 2015 and 2014 was $9,174,370 and $7,061,287, respectively, which represents an increase of $2,113,083 or 30% from the previous period. Revenue increased as a result of the Company’s continued expansion into the retail grocery market and its continued growth of other business verticals.

Discounts and allowances. Discounts and allowances for the nine months ended October 31, 2015 and 2014 were $910,681 and $344,560, respectively, which represents an increase of $566,121 from the previous period. Discounts and allowances increased as a result of the corresponding increase in sales. In the early part of 2014, some discounts were recorded as a net against revenue rather than as a separate line item in the general ledger.

Net revenue. Net revenue for the nine months ended October 31, 2015 and 2014 was $8,263,689 and $6,716,727, respectively, which represents an increase of $1,546,962 or 23% from the previous period.

Total cost of sales. Total cost of sales for the nine months ended October 31, 2015 and 2014 was $6,091,132 and $5,018,088, respectively, which represents an increase of $1,073,044 or 21% from the previous period. The increase in total cost of sales was mainly the result of the increased sales and $190,946 in returned products that was sold at a discounted price compared to its original sales value.  If this return of product is removed, the cost of sales increased 18% for the current period, which corresponds to the increase in sales.

Gross Profit. Gross Profit was $2,172,557 and $1,698,639, respectively, for the nine months ended October 31, 2015 and 2014, which represents an increase of $473,918 or 28%. Gross profit as a percentage of net sales was 26% and 25% for the nine months ended October 31, 2015 and 2014, respectively. Gross profit increased as a result of increased sales and us better managing our costs.

Compensation and benefits expenses. Compensation and benefits expenses were $2,475,901 and $3,234,393, respectively, for the nine months ended October 31, 2015 and 2014, which represents a decrease of $758,492 or 23%. Compensation and benefits expenses decreased as a result of decreased staff and more efficient operations.

Selling and marketing expenses. Selling and marketing expenses for the nine months ended October 31, 2015 and 2014 were $1,896,563 and $2,387,360, respectively, which represents a decrease of $490,797 or 21% from the previous period. Selling and marketing expenses decreased as a result of increased consumer advertising campaigns in new markets in the current period, offset by more efficient management of the marketing expenditures. We anticipate experiencing marketing expenses relative to our cash flow availabilities throughout fiscal 2016 as we will seek to expand our customer base even more and build out the Company brand.

General and administrative expenses. General and administrative expenses for the nine months ended October 31, 2015 and 2014 were $1,243,641 and $2,144,390, respectively, which represents a decrease of $900,749 or 42% from the previous period. General and administrative expenses decreased this period as a result of the stepped up expansion in the previous period and the need to support that expansion mostly through professional fees, office supplies and equipment.

Total operating expenses. Total operating expenses for the nine months ended October 31, 2015 and 2014 were $5,616,105 and $7,766,143, respectively, which represents a decrease of $2,150,038 or 28% from the previous period. Total operating expenses decreased as a result of the decreases in compensation and benefits, selling and marketing expenses and general and administrative expenses described above.

Other expense. Other expense for the nine months ended October 31, 2015 was $49,702 and other income for the nine months ended October 31, 2014 was $0.  Other expense increased due to the sale of our business division as mentioned in footnote 9 to the unaudited financial statements included herein.

Loss on extinguishment of debt.  Loss on extinguishment of debt was $0 and $1,800,141 for the nine months ended October 31, 2015 and 2014, and decreased as a result of the conclusion of the Ironridge financing agreement which concluded in September 2014.

Gain (loss) on changes in fair value of derivative liability. Gain (loss) on changes in fair value of derivative liability was $118,370 for the nine months ended October 31, 2015 as we recognized the non-cash effect of our convertible notes during the period compared to $0 for the prior year’s period.

Interest expense. Interest expense for the nine months ended October 31, 2015 and 2014 was $50,940 and $468, respectively, which represents an increase of $50,472 from the previous period. Interest expense mainly increased as a result of our short term financing incurred in the quarter, as described in greater detail in note 11 to the financial statements included herein.

Net Loss. Net Loss was $3,662,560 and $7,868,113, respectively, for the nine months ended October 31, 2015 and 2014, which represents a decrease of $4,205,553 or 53%. Net Loss decreased as a result of the reasons described above.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations primarily through the issuance of our common stock.

The following table presents details of our working capital and cash and cash equivalents:

	October 31, 2015	January 31, 2015	Increase/(Decrease)
Working Capital	$ (3,514,630)	$(1,233,415)	$(2,281,215)
Cash	$ 59,743	$ 443,189	$ (383,446)

At October 31, 2015, we had total assets of $2,115,496 and total liabilities of $4,743,749. Our current sources of liquidity include our existing cash and cash equivalents and cash from operations. For the nine months ended October 31, 2015, we generated gross sales of $9,174,370 and we had a net loss of $3,662,560.

Total current assets of $1,229,119 as of October 31, 2015 included cash of $59,743, accounts receivable of $1,117,458, inventory of $1,981, other current assets of $13,192 and $36,745 of prepaid expenses.

We had total assets as of October 31, 2015 of $2,115,496 which included the total current assets of $1,229,119, $254,827 of property and equipment, net, $607,986 of intangible assets representing the value of the FSHR license and $23,564 of other assets.

We had total liabilities of $4,743,749 as of October 31, 2015, which were solely current liabilities and included $2,830,233 of accounts payable, including $191,375 of royalties payable to Fifty-Six Hope Road, a related party, for the last three fiscal quarters, in connection with the FSHR License Agreement, $1,544,686, owed to our roaster Mother Parkers, $251,526 owed to Marley Coffee Ltd. (which is 25% owned by our Chairman and largest stockholder, Rohan Marley) for green coffee purchases, and $7,645 owed to the House of Marley, a related party due to its affiliation with Fifty-Six Hope Road.  The liabilities also included $261,502 of accrued expenses, $69,121 of accrued royalty for the current quarter, in connection with the FSHR License Agreement, and $883,454 of beneficial conversion feature on derivative liability, and $699,439 of notes payable in connection with short term financing agreements described below.

In the fourth fiscal quarter of 2014 and first three fiscal quarters of 2015, we established an annual promotional calendar for our retailers and distributors. Promotions range from discounts at the store level to in-store tastings. To date, promotions and trial programs, especially at some of our larger accounts such as Kroger, Safeway (Randalls) and HEB, are increasing product velocity. Additionally we are constantly evaluating cost effective tools to generate brand awareness and trials outside of the retail environment. We plan to continue driving these efforts with the goal of seeing revenues from organic growth increase quarter-to-quarter throughout the remainder of fiscal 2016.  We are also committed to giving back and we, in conjunction with Mother Parkers, has agreed to donate $0.01 to Water Wise for every Marley Coffee RealCup capsule sold until early 2017.  Water Wise, which Rohan Marley serves as the lead ambassador of, seeks to improve the living conditions and water filtration systems for those living in the Sidamo area of Ethiopia, a coffee growing region from which we source a portion of our coffee beans. In total, the Company has donated approximately $161,125 to date to this project.

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

The overwhelming majority of our sales are outside of the distribution of Jamaican Blue Mountain (JBM) beans and products. Nonetheless, one of our main concerns for the remainder of fiscal 2016 is a shortage in JBM. Hurricane Sandy and coffee leaf rust impacted the production output of JBM for 2014 and 2015. Jamaica and the industry expect a slow recovery in output. This tightening of supplies caused JBM prices to increase by about 40% in 2014/2015. We are committed to ensuring our supply chain and providing our customers JBM. We are diligently working to secure more JBM as the market we created for it continues to expand. There still is a high demand for JBM in North America, but limited supply and rising costs may hurt sales. We are currently working to address the supply issues and while we believe we will be in a far better position throughout the remainder of fiscal 2016 with respect to JBM availability, if we are unable to purchase a sufficient quantity of high-quality coffee beans, we may not be able to fulfill demand for our coffee, our revenue may decrease and our ability to expand our business may be negatively impacted.

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

Although our sales and revenues have increased significantly on an annual basis, the Company incurred a net loss of $10,280,985 and $6,704,030 for the years ended January 31, 2015 and 2014, respectively and had an accumulated deficit of $24,043,833 at January 31, 2015, compared to a net loss of $3,662,560 and $7,868,113 for the nine months ended October 31, 2015 and 2014, respectively, and an accumulated deficit of $27,706,393, as of October 31, 2015. In addition, the Company has a history of losses and has not generated net income from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The operations of the Company have primarily been funded by the sale of common stock and debt financing. The Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to sell its products directly to end-users and through distributors, establish profitable operations through increased sales and decreased expenses, and obtain additional funds when needed. We may not be able to increase sales or reduce expenses to a level necessary to meet our current obligations or continue as a going concern. As a result, the opinion the Company received from its independent registered public accounting firm on its January 31, 2015 financial statements contains an explanatory paragraph stating that there is substantial doubt regarding the Company’s ability to continue as a going concern. If we become unable to continue as a going concern, we may have to liquidate our assets, and may realize significantly less than the values at which they are carried on our financial statements, and stockholders may lose all or part of their investment in our common stock. The accompanying financial statements do not contain any adjustments for this uncertainty.

Reconciliation of November 2015 Financial Projections to Actual Quarter-Ended Results of Operations

On November 11, 2015, we released a Press Release (which was included in a Current Report on Form 8-K) which included an unaudited preliminary financial forecast of our expected results of operations for the quarter ended October 31, 2015. Our revenue for the quarter ended October 31, 2015 is $3.25 million which was the same as forecasted in the November 2015 press release.  Our net revenue for the quarter ended October 31, 2015 is $2.8 million which is less than estimated in the November 2015 press release, due to a $90,000 accrual for expected discounts on the promotion of our Broncos Blend Coffee.  This resulted in a net revenue increase of 12% when compared to October 31, 2014 rather than the 15% estimated in the November 2015 press release.  Our gross profit for the three months ended October 31, 2015 is approximately $567,000 which is below the estimate of $655,000 in our November 2015 press release.  Gross profit decreased by 24% compared to the same quarter from 2014 due to the accrual for promotional discounts on the Broncos Blend Coffee.  The gross profit as a percentage of net revenue for the quarter ended October 31, 2015 is 20% as we anticipated in our November 2015 press release. Total operating expenses for the quarter ended October 31, 2015 are $1.9 million which includes $108,000 of additional expenses compared to the $1.8 million estimated in our November 2015 press release.

Net loss for the quarter ended October 31, 2015 is $1.49 million which is a 49% improvement from the same period last year. This is a difference of an additional $200,000 in net loss compared to the anticipated financial results released in November 2015.  This additional loss was caused by the accrual for promotional discounts of approximately $90,000, and the approximately $118,000 accrual for the potential gain/loss on derivatives.

Cash Flows	Nine Months Ended October 31,
	2015	2014
Net cash provided by (used in ) operating activities	$(1,913,077)	$(2,778,170)
Net cash provided by (used in ) investing activities	$65,108	$(57,114)
Net cash (used in ) provided by financing activities	$1,464,523	$2,495,035

Operating Activities

Compared to the corresponding period in 2014, net cash used in operating activities decreased by $865,093 for the nine months ended October 31, 2015. Net cash used in operating activities for the nine months ended October 31, 2015 was primarily due to $3,662,560 of net loss and $215,727 of accrued expenses offset by $939,808 of share based employee compensation and $337,333 of accounts payable and $195,600 of inventory.

 Investing Activities

Net cash provided by (used in) investing activities for the nine months ended October 31, 2015 and 2014, was solely due to the purchase and sale of property and equipment.

Financing Activities

Compared to the corresponding period in fiscal 2014, net cash provided by financing activities decreased by approximately $1,030,512 for the nine months ended October 31, 2015 compared to the same period in 2014 primarily due to the $2,500,000 of common shares sold to Mother Parkers for cash in the prior period (as described below), offset by $1,464,523 of financing on short term debt during the current period.

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

Line of Credit

The Company entered into an unsecured Revolving Line of Credit Agreement with Colorado Medical Finance Services, LLC, dba Gold Gross Capital LLC on June 9, 2015, with an effective date of February 16, 2015. The line of credit allows the Company the right to borrow up to $500,000 from the lender from time to time. On March 26, 2015, the lender advanced $250,000 to us under the terms of the line of credit. Amounts owed under the line of credit are to be memorialized by revolving credit notes in the form attached to the line of credit, provided that no formal note has been entered into to advance amounts borrowed to date. Amounts borrowed under the line of credit accrue interest at the rate of 17.5% per annum and can be repaid at any time without penalty. A total of 10% of the interest rate is payable in cash and the other 7.5% of the interest rate is payable in cash, or at the option of the lender and with our consent, or by a reduction in amounts owed to us by the lender in connection with the sale of coffee or other promotional activities. The line of credit expires, and all amounts are due under the line of credit on September 26, 2016. The line of credit contains customary events of default, and upon the occurrence of an event of default the lender can suspend further advances and require the Company to declare the entire amount then owed immediately due, subject to a 10 day period pursuant to which we have the right to cure any default. Upon the occurrence of an event of default the amounts owed under the line of credit bear interest at the rate of 20% per annum. Proceeds from the line of credit can be solely used for working capital purposes. The lender has no relationship with the Company or its affiliates. As of October 31, 2015, the Company had borrowed a total of $250,000 under the Line of Credit.

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

The Typenex Note has a term of 20 months and an interest rate of 10% per annum (22% upon an event of default).  The gross proceeds to the Company from the Typenex Note were $1,000,000, in the form of: (a) an initial tranche of $250,000 in cash (gross proceeds of $255,000, less $5,000 in expense reimbursements), and (b) three promissory notes of $250,000 each (collectively, the “Investor Notes”). Typenex may elect, in its sole discretion, to fund one or more of the Investor Notes. Absent such an election by Typenex, the Investor Notes will not result in cash proceeds to, or an obligation to repay on the part of, the Company. Each of the Investor Notes accrue interest at the rate of 10% per annum until paid (provided that all amounts due under the Investor Notes may be offset against amounts we owe Typenex in Typenex’s sole discretion), and as such, we do not anticipate owing any interest on the Investor Notes until such notes are funded by Typenex.  Each of the Investor Notes are secured by a Membership Interest Pledge Agreement entered into by Typenex for our benefit.

Beginning on the date that is six (6) months after the Closing Date and on the same day of each month thereafter until the maturity date, so long as any amount is outstanding under the Typenex Note, the Company is required to pay to Typenex installments of principal equal to $75,000 (or such lesser principal amount as is then outstanding), plus the sum of any accrued and unpaid interest. Payments of each installment amount may be made in cash, subject to the terms of the note. Alternatively, Typenex or the Company may elect to convert an installment amount into Common Stock as described below.

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

Typenex is prohibited from owning more than 4.99% of the Company’s outstanding shares, pursuant to the Typenex Note, unless the market capitalization of the Company’s common stock is less than $10,000,000, in which case Typenex is prohibited from owning more than 9.99% of the Company’s outstanding shares.

Amounts owed by us under the Typenex Note are secured by a first priority security interest granted to Typenex pursuant to the terms of a Security Agreement entered into with Typenex, in each of the Investor Notes.

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

The JMJ Convertible Note provides for customary events of default including, our failure to timely make payments under the JMJ Convertible Note when due, our entry into bankruptcy proceedings, our failure to file reports with the SEC, our loss of DTC eligibility for our common stock, and the investor’s loss of the ability to rely on Rule 144 of the Securities Act. Additionally, upon the occurrence of an event of default, as described in greater detail in the JMJ Convertible Note, and at the election of JMJ, we are required to pay JMJ, either (i) the amount then owed under the note divided by the applicable conversion price, on the date the default occurs or the default amount is demanded (whichever is lower), multiplied by the volume weighted average price on the date the default occurs or the default amount is demanded (whichever is higher), or (ii) 150% of the principal amount of the note, plus all of the unpaid interest, fees, liquidated damages (if any) and other amounts due. Any amount not paid when due accrues interest at the rate of 18% per annum until paid in full. JMJ is not required to provide us any written notice in order to accelerate the amounts owed under the JMJ Convertible Note in the event of the occurrence of an event of default.

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

Convertible Promissory Note with Vis Vires Group

On September 24, 2015, we sold Vis Vires Group, Inc. (“Vis Vires”) a Convertible Promissory Note (with an issuance date of September 9, 2015) in the principal amount of $254,000 (the “Vis Vires Convertible Note”), pursuant to a Securities Purchase Agreement, dated September 9, 2015. The Vis Vires Convertible Note bears interest at the rate of 8% per annum (22% upon an event of default) and is due and payable on June 11, 2016. The Vis Vires Convertible Note provides for standard and customary events of default such as failing to timely make payments under the Vis Vires Convertible Note when due and the failure of the Company to timely comply with Exchange Act reporting requirements. Additionally, upon the occurrence of certain fundamental defaults, as described in the Vis Vires Convertible Note, we are required to repay Vis Vires liquidated damages in addition to the amount owed under the Vis Vires Convertible Note.

The principal amount of the Vis Vires Convertible Note and all accrued interest is convertible at the option of the holder thereof into our common stock at any time following the 180th day after the Vis Vires Convertible Note was issued. The conversion price of the Vis Vires Convertible Note is equal to the greater of (a) 65% (a 35% discount) multiplied by the average of the lowest five closing bid prices of our common stock during the ten trading days immediately prior to the date of any conversion; and (b) $0.00009, provided that the conversion price during major announcements (as described in the Vis Vires Convertible Note) is the lower of the conversion price on the announcement date of such major announcement and the conversion price on the date of conversion. In the event we fail to deliver the shares of common stock issuable upon conversion of the note within three business days of our receipt of a conversion notice, we are required to pay Vis Vires $2,000 per day for each day that we fail to deliver such shares. The Vis Vires Convertible Note conversion price also includes anti-dilution protection such that in the event we issue or are deemed to have issued common stock or convertible securities at a price equal to less than the conversion price of the Vis Vires Convertible Note in effect on the date of such issuance or deemed issuance, the conversion price of the Vis Vires Convertible Note is automatically reduced to such lower price, subject to certain exceptions in the note, including an exemption for persons with whom the Company was in discussions regarding an investment at the time the Vis Vires Convertible Note was entered into and officer and employee issuances/grants.

At no time may the Vis Vires Convertible Note be converted into shares of our common stock if such conversion would result in Vis Vires and its affiliates owning an aggregate of in excess of 9.99% of the then outstanding shares of our common stock.

We may prepay in full the unpaid principal and interest on the Vis Vires Convertible Note, upon notice, any time prior to the 180th day after the issuance date. Any prepayment is subject to payment of a prepayment amount ranging from 108% to 133% of the then outstanding balance on the Vis Vires Convertible Note (inclusive of accrued and unpaid interest and any default amounts then owing), depending on when such prepayment is made.

The Vis Vires Convertible Note also contains customary positive and negative covenants.

We paid $4,000 of Vis Vires’s attorney’s fees in connection with the sale of the Vis Vires Convertible Note.

The goal is for the Company to utilize this debt and similar debt incurred in the past several weeks as growth capital to help accelerate projects that generate revenue.  We hope to repay the Vis Vires Convertible Note prior to any conversion. In the event that the Vis Vires Note is not repaid in cash in its entirety, Company shareholders may suffer dilution if and to the extent that the balance of the Vis Vires Note is converted into common stock.

Third Party Funding

The Company entered into an unsecured Revolving Line of Credit Agreement with Colorado Medical Finance Services, LLC, dba Gold Gross Capital LLC on June 9, 2015, with an effective date of February 16, 2015. The line of credit allows the Company the right to borrow up to $500,000 from the lender from time to time. On March 26, 2015, the lender advanced $250,000 to us under the terms of the line of credit. Amounts owed under the line of credit are to be memorialized by revolving credit notes in the form attached to the line of credit, provided that no formal note has been entered into to advance amounts borrowed to date. Amounts borrowed under the line of credit accrue interest at the rate of 17.5% per annum and can be repaid at any time without penalty. A total of 10% of the interest rate is payable in cash and the other 7.5% of the interest rate is payable in cash, or coffee goods and services, at the option of the lender, with our consent.  The line of credit expires, and all amounts are due under the line of credit on September 26, 2016. The line of credit contains customary events of default, and upon the occurrence of an event of default the lender can suspend further advances and require the Company to declare the entire amount then owed immediately due, subject to a 10 day period pursuant to which we have the right to cure any default. Upon the occurrence of an event of default the amounts owed under the line of credit bear interest at the rate of 20% per annum. Proceeds from the line of credit can be solely used for working capital purposes. The lender has no relationship with the Company or its affiliates. As of October 31, 2015, the Company had borrowed a total of $250,000 under the Line of Credit.

In October 2015, we borrowed $150,000 from a third-party lender. The October 2015 loan has a seven month term, a total payback amount of $202,500 and is payable by way of 147 daily payments of $1,378.  In November 2015, we borrowed $65,000 from the same lender. The November 2015 loan has a term of six months, a total payable amount of $89,700 and is payable by way of 126 daily payments of $712.  The loans are secured by a security interest in all of our accounts, equipment, inventory and investment property. We have the right to repay the loans within the first 30 days after the effective date of each loan at the rate of 85% of the applicable repayment amount and between 31 and 90 days after the effective date of each loan at the rate of 90% of the applicable repayment amount.

Off-Balance Sheet Arrangements

As part of our on-going business, we have not participated in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of October 31, 2015, we are not involved in any unconsolidated SPEs.

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

Derivative Financial Instruments. The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risk.

The Company evaluates free-standing derivative instruments (or embedded derivatives) to properly classify such instruments within equity or as liabilities in our financial statements. The classification of a derivative instrument is reassessed at each reporting date. If the classification changes because of events during a reporting period, the instrument is reclassified as of the date of the event that caused the reclassification. There is no limit on the number of times a contract may be reclassified.

Instruments classified as derivative liabilities are recorded initially at their estimated fair value and are re-measured each reporting period (or upon reclassification). The change in fair value is recorded on our condensed consolidated statements of operations in other (income) expense.

During the quarter ended October 31, 2015, the Company issued debt with conversion features that can be settled by the holder at variable conversion prices. As a result, such conversion features qualified for bifurcation from the host debt instruments and were therefore accounted for as derivative liabilities.  The amount bifurcated pursuant to the conversion features was recorded as a debt discount and totaled $765,084 at the issuance date.  Such discount is amortized as interest expense over the term of the related debt.

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

Impairment of Long-Lived Assets. Long-lived assets include a license agreement that was recorded at the estimated cost to acquire the asset (See note 4 to the financial statements included in this report). The license agreement is reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their estimated fair values. Management evaluated the carrying value of the license and determined that no impairment existed at October 31, 2015 or 2014.

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

Recent Accounting Pronouncements

 For the nine months ended October 31, 2015 and 2014, there were no accounting standards or interpretations issued that are expected to have a material impact on our financial position, operations or cash flows.

The Financial Accounting Standards Board (“FASB”) has issued Accounting Standards Update (ASU) No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” as part of its simplification initiative. The ASU changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense.  The Company recorded a Note payable on its balance sheet in the first quarter of 2015 of which no issuance costs were incurred.  The Company has also entered into pending financing arrangements which have not yielded funding currently, these costs are carried as a prepaid expense on the Company’s balance sheet at October 31, 2015.  The Company recognizes interest expense timely and reduces its debt liability as remittance occurs.

In May 2014, the FASB issued an accounting standard which will supersede existing revenue recognition guidance under current U.S. GAAP. The new standard is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. In doing so, among other things, companies will generally need to use more judgment and make more estimates than under the current guidance. The accounting standard will be effective for the Company in the fiscal year beginning April 1, 2017. The standard may be adopted using a full retrospective or a modified retrospective (cumulative effect) method. Early adoption is not permitted. We are currently evaluating this standard and have not yet selected a transition method nor have we determined the effect of the standard on our financial statements and related disclosures.

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

Management believes that the material weaknesses set forth in items (1) through (4) above did not have an effect on the Company’s financial reporting during the nine months ended October 31, 2015.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended October 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Effective on March 31, 2015, the Company and Mr. Whittle entered into a Settlement Agreement and Release of Claims (the “Settlement”), pursuant to which the parties agreed to dismiss their claims associated with the District Court, City and County of Denver, State of Colorado (Case No. 2014-CV-032991 Division: 209), lawsuit described above. Pursuant to the terms of the Settlement, the Company agreed to pay Mr. Whittle $80,000 which was accrued as of January 31, 2015 (to be paid in equal payments of $10,000 per month beginning on April 1, 2015, of which $10,000 is in default), the Company agreed to withdraw from a joinder in connection with the Federal Action pending between the parties (and certain other parties) as described below, the parties provided each other mutual releases and the parties agreed to mutually dismiss, with prejudice, their claims.

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

On December 15, 2014, a complaint was filed against the Company in the Superior Court of State of California, for the County of Los Angeles – Central Division (Case Number: BC566749), pursuant to which Sky Consulting Group, Inc. (“Sky”), made various claims against the Company, Mr. Tran, the Company’s President and Director, Marley C&V International, and various other parties. The complaint alleged causes of action for breach of contract, fraud, negligent representation, intentional interference with contractual relationship and negligent interference with contractual relationship, relating to a May 2013 coffee distributor agreement between the Company and Sky, which provided Sky the right to sell Company branded coffee products in Korea. The suit seeks damages, punitive damages, court costs and attorney’s fees. The Company subsequently filed a motion to compel arbitration pursuant to the terms of the agreement, which was approved by the court on April 7, 2015. The parties subsequently entered arbitration in connection with the lawsuit.  On September 8, 2015, the parties entered into a mutual settlement and release agreement, whereby Sky agreed to return 130,480 shares of common stock to the Company and stop distributing our products, displaying our tradenames or using our intellectual property; the parties agreed to each dismiss their claims/lawsuits; and each party provided the other a general release of all outstanding claims.  As of the date of this report, the shares have been returned to the Company and cancelled, provided that claims/lawsuits have not been dismissed, however we anticipate the claims/lawsuits will be dismissed shortly after the date this report is filed.

On November 17, 2015, the SEC filed a complaint against us (Case 2:15-cv-08921) in the United States District Court Central District of California Western Division. Also included as defendants in the complaint were Shane G. Whittle (our former Chief Executive Officer and Director) and parties unrelated to us, Wayne S. P. Weaver, Michael K. Sun, Rene Berlinger, Stephen B. Wheatley, Kevin P. Miller, Mohammed A. Al-Barwani, Alexander J. Hunter, and Thomas E. Hunter (collectively, the “Defendants”).  Pursuant to the complaint, the SEC alleged that Mr. Whittle orchestrated a “pump and dump” scheme with certain other of the Defendants in connection with our common stock.  The scheme allegedly involved utilizing our July 2009 reverse merger transaction to secretly gain control of millions of our shares, spreading the stock to offshore entities, and dumping the shares on the unsuspecting public after the stock price soared following fraudulent promotional campaigns undertaken by Mr. Whittle and certain other of the Defendants in or around 2011. The complaint also alleges that to boost our stock price and provide cash to the Company, Mr. Whittle and certain other of the Defendants orchestrated a sham financing arrangement designed to create the false appearance of legitimate third-party interest and investment in the Company through a non-existent entity, Straight Path Capital, pursuant to which we raised approximately $2.5 million through the sale of 6.25 million shares of common stock in 2011. The SEC also alleges that Mr. Whittle and others caused us to make public announcements which caused our stock price to rise, which helped facilitate the alleged frauds among other allegations spelled out more completely in the complaint. The SEC’s complaint charges us, Mr. Whittle, Mr. Weaver, Mr. Sun, Mr. Berlinger, Mr. Wheatley, Mr. Miller, and Mr. Al-Barwani with conducting an illegal offering in violation of Sections 5(a) and 5(c) of the Securities Act. The complaint further alleges that Mr. Whittle, Mr. Weaver, Mr. Sun, Mr. Berlinger, and the Hunters violated Section 10(b) of the Exchange Act and Rule 10b-5, and Mr. Whittle, Mr. Weaver, Mr. Sun, and Mr. Berlinger violated Section 13(d) of the Exchange Act and Rules 13d-1 and 13d-2 thereunder. Mr. Whittle is additionally charged with violating Section 16(a) of the Exchange Act and Rule 16a-3, and the Hunters are charged with violations of Sections 17(b) of the Securities Act, which prohibits fraudulent touting of stock. The SEC is seeking injunctions, disgorgement, prejudgment interest, and penalties as well as penny stock bars against all of the individual Defendants and an officer-and-director bar against Mr. Whittle. The Company intends to vigorously defend itself against the allegations of the SEC. The possibility of loss cannot be determined at this early date without further discovery; however, in the event the Company were to have to pay significant fines or disgorgement in the matter, and the Company was unable to raise sufficient funding to pay such fines or disgorgement, the Company could be forced to suspend its activities, terminate its operations or seek bankruptcy protection.

After working in compliance with the SEC for several years on this investigation, we’re glad to finally see that the SEC complaint is coming to light; however, we strongly disagree that we had anything to do with the alleged misdeeds of Mr. Whittle. Specifically, we have the following responses to the SEC’s complaint:

•
Our current management had no knowledge of the alleged fraudulent activities of Mr. Whittle, provided that in the event such allegations are true, Mr. Whittle not only misled the investing public, he also lied to and defrauded us and our management.

•
Mr. Whittle ceased serving as Chief Executive Officer of the Company in May 2010 and ceased having any connection with the Company whatsoever in 2012 when his consulting agreement was terminated.  The Company and Mr. Whittle have also been on the opposite sides of various ongoing litigation matters over the past several years (including those described above).  The Company itself did not profit from Mr. Whittle’s actions and did not have any knowledge of any improprieties associated with the 2010-2011 sale of securities to Straight Path Capital, provided the Company further had no reason to doubt the statements and representations made by Straight Path Capital in connection with the 2011 securities purchase agreement, until the Company was made aware of the allegations against Mr. Whittle in connection with the SEC’s investigation thereof.  Additionally, the Company initiated a transaction with Straight Path in December of 2010, months before the alleged pump and dump.

•	To date, none of the 6.5 million restricted shares of common stock acquired by Straight Path Capital have been transferred or sold.

•
As noted by the SEC itself in the complaint, the Company released a Form 8-K on May 9, 2011, notifying the investing public regarding potential non-authorized press releases, promotional activities and campaigns and cautioning investors to not purchase securities based on such materials, which helped to decrease our artificially inflated share price, reduce shareholder losses and put an end to the ‘pump and dump’ alleged by the SEC.

•
The SEC has not brought any claims against our current management and the Company’s current management had no knowledge of the alleged fraudulent activities undertaken by Mr. Whittle and the other defendants and none of the Company’s current management was involved in the alleged fraud, or profited from the alleged fraud.

•
The only claim brought against the Company by the SEC in the complaint is for the alleged securities offering in violation of Sections 5(a) and 5(c) of the Securities Act in which the SEC believes the Company wasn’t vigilant enough when it authorized all of the transfers of stock to offshore entities and that the Company participated in the registration violations because Mr. Whittle and his coterie were engaged in an unregistered distribution of Company shares.

•	Notwithstanding the claims made by the SEC in the complaint, we can defend and back up the statements made in all press releases we’ve ever put out.

•	The Company has fully complied over the past three years with the SEC’s investigation and has cooperated with all of the SEC’s requests for information and documentation in connection therewith.

For the reasons described above, we plan to vigorously contest the SEC’s allegations against us, which as described above, are unfounded, and plan to defend ourselves and our reputation against the claims made against the Company by the SEC in the complaint.

As discussed above, Mr. Whittle and his associates deceived not only the investing public, but also the Company and its current management, in connection with the illegal and fraudulent activities alleged by the SEC.  The Company does not believe it has undertaken any wrongdoing and is confident that the facts when presented fully and accurately, will prove the same.

As of today, we believe that the SEC lawsuit has only negatively affected the Company’s share price. No customers have dropped Marley Coffee from its shelves, no partners have disengaged with the Company and the Company is still seeing revenue growth in the marketplace. We are also still on pace to gain the most number of new points of distribution in the fourth quarter in over 18 months. Notwithstanding the above, legal fees have slightly increased, but most of the costs of discovery in the litigation have already been expended as the Company has previously compiled and provided everything to the SEC from 2010-2013, which are the key periods in the investigation.

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

As of October 31, 2015, the Company owed a significant amount of accounts payable, and the Company owed approximately $1.5 million, to Mother Parkers in consideration for distribution services rendered.  Mother Parkers has previously advised us that if we are not able to pay them amounts due past the 120 day net terms they have provided us, they will not provide additional credit and will stop distributing our products.  As of the filing date of this statement our debt with Mother Parkers is below 120 days. As described above, Mother Parkers is one of our largest distributors, representing over half of our revenues for the nine months ended July 31, 2015, and in the event they stop distributing our products our results of operations will be materially adversely effected and we may be forced to curtail or abandon our business operations.  We recently raised funding through the sale of convertible notes, as described above, to pay down a portion of the amounts we owed to Mother Parkers, provided that in the future we may be required to raise additional debt or equity funding (including in order to repay such convertible notes), which may not be available on favorable terms, if at all.

The November 2015 complaint filed against us by the SEC may have a significant negative impact on us.

As described above under “Part II” – “Item 1. Legal Proceedings”, on November 17, 2015, the SEC filed a complaint against us and certain other defendants in the United States District Court Central District of California Western Division. Pursuant to the complaint, the SEC alleged that Shane Whittle (our former officer and director) orchestrated a “pump and dump” scheme with certain other of the defendants in connection with our common stock.  The scheme allegedly involved utilizing our July 2009 reverse merger transaction to secretly gain control of millions of our shares, spreading the stock to offshore entities, and dumping the shares on the unsuspecting public after the stock price soared following fraudulent promotional campaigns undertaken by Mr. Whittle and certain other of the defendants in or around 2011. The complaint also alleges that to boost our stock price and provide cash to the Company, Mr. Whittle and certain other of the defendants orchestrated a sham financing arrangement designed to create the false appearance of legitimate third-party interest and investment in the Company through a non-existent entity, Straight Path Capital, pursuant to which we raised approximately $2.5 million through the sale of 6.25 million shares of common stock in 2011. The SEC also alleges that Mr. Whittle and others caused us to make public announcements which caused our stock price to rise, which helped facilitate the alleged frauds among other allegations spelled out more completely in the complaint. The SEC’s complaint charges us (along with certain of the other defendants) with conducting an illegal offering in violation of Sections 5(a) and 5(c) of the Securities Act and further charges the other defendants with various other violations of the securities laws. The SEC is seeking injunctions, disgorgement, prejudgment interest, and penalties as well as penny stock bars against all of the individual defendants and an officer-and-director bar against Mr. Whittle.

The fact that the Company is the subject of a complaint filed by the SEC, actions we may take to defend ourselves from the allegations made in the complaint, as well as negative perceptions of the public due to the fact that we are subject to the complaint, and shareholder litigation in connection therewith, or threatened in connection therewith, may have the effect of:  keeping us from securing an up-listing to a major stock exchange; limiting our options for future financing and reducing liquidity; raising the costs of future financing; raising legal, accounting and insurance costs; reducing available cash for operations and the satisfaction of outstanding liabilities; taking resources (including cash and management time and focus) away from operations; negatively affecting our stock price, liquidity and reputation in the marketplace; creating events of default under loan agreements and other material agreements; causing employees to resign or seek alternative employment; forcing us to pay legal and other costs, including potential legal settlements, in connection with shareholder litigation; causing customers and suppliers to cease doing business with us; and making new investors, joint venture partners, service providers, lenders, and other parties less likely to do business with, or enter into transactions with us; all of which may have a significant negative impact on our results of operations, the value of our securities, our ability to raise funding in the future, our revenues and our long-term viability, all of which could lead to the value of the Company’s common stock declining in value or becoming worthless.

These risks are exacerbated by the fact that we have limited financial and legal resources to effectively defend claims and allegations in a court of law, due to the fact that we have a small number of officers, directors and employees and due to the fact that we currently have limited cash on hand and have limited funding options available to us.

The Company intends to vigorously defend itself against the allegations of the SEC. The current officers in the Company have not been named. However, the possibility of loss cannot be determined at this early date without further discovery; however, in the event the Company were to have to pay significant legal fees to defend itself against the allegations made in the complaint or pay significant fines or disgorgement in the matter, and the Company was unable to raise sufficient funding to pay such fines or disgorgement, the Company could be forced to suspend its activities, terminate its operations or seek bankruptcy protection, all of which could lead to the value of the Company’s common stock declining in value or becoming worthless.

As of today, the effects of the SEC lawsuit on the Company have only affected the Company’s share price. No customers have dropped Marley Coffee from its shelves, no partners have disengaged with the Company and the Company is still seeing revenue growth in the marketplace. We are also still on pace to gain the most number of new points of distribution in the fourth quarter in over 18 months.  Notwithstanding the above, legal fees have slightly increased, but most of the costs of discovery in the litigation have already been expended as the Company has previously compiled and provided everything to the SEC from 2010-2013, which are the key periods in the investigation.

FSHR can terminate the FSHR License Agreement under certain circumstances.

Pursuant to the terms and conditions of the FSHR License Agreement, FSHR can terminate that agreement under certain circumstances, subject where applicable and as described in the agreement, our right to cure such breaches and other events, including: in the event the Securities and Exchange Commission or any similar government agency in any country, territory or possession makes any negative or unlawful finding regarding our activities. Notwithstanding our categorical denial of the allegations made in the SEC’s November 2015 complaint, as discussed above under “Item 1. Legal Proceedings”, in the event the SEC’s complaint constitutes a “negative or unlawful finding regarding our activities” or we consent to any actions against us by the SEC in connection with the allegations made by the SEC in the November 2015 complaint which constitute a “negative or unlawful finding regarding our activities”, FSHR can terminate the FSHR License Agreement.

The termination of the FSHR License Agreement would have a material adverse effect on our results of operations and assets, could force us to scale back and/or abandon our business operations, or force us to seek bankruptcy protection and could cause the value of our common stock to decline in value or become worthless.  As we’ve stated above, none of the officers in the Company have been named in the SEC suit and we believe that we will be found innocent of the charges alleged.  Rohan Marley, our Chairman and founder believes that the SEC investigation is news from 2011 and that the current management alongside himself has been doing everything in its power to clean house and build a worldwide coffee company. Something he had envisioned since 1999. He and the Company will continue to both help the SEC in this matter as well as vigorously defend itself against the allegations made against us by the SEC.

We have various outstanding convertible notes which are convertible into shares of our common stock at a discount to market.

As described above under “Part I – Financial Information” – “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” – “Liquidity and Capital Resources” – “Funding and Financing Agreements”, we sold various convertible promissory notes in September 2015. The conversion prices of the convertible notes initially vary from between 60% to 65% of the market value of our common stock, subject in many cases to anti-dilution and other rights which may result in such conversion prices declining. As a result, any conversion of the convertible notes and sale of shares of common stock issuable in connection with the conversion thereof may cause the value of our common stock to decline in value, as described in greater detail under the Risk Factors below. Notwithstanding the above, we hope to repay the convertible notes in full before any conversions take place.

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

In addition, the common stock issuable upon conversion of the convertible notes may represent overhang that may also adversely affect the market price of our common stock. Overhang occurs when there is a greater supply of a company’s stock in the market than there is demand for that stock. When this happens the price of the company’s stock will decrease, and any additional shares which shareholders attempt to sell in the market will only further decrease the share price. The convertible notes will be convertible into shares of our common stock at a discount to market as described above, and such discount to market provides the holders with the ability to sell their common stock at or below market and still make a profit. In the event of such overhang, the note holders will have an incentive to sell their common stock as quickly as possible. If the share volume of our common stock cannot absorb the discounted shares, then the value of our common stock will likely decrease. Notwithstanding the above, we hope to repay the convertible notes in full before any conversions take place.

The issuance of common stock upon conversion of the convertible notes will cause immediate and substantial dilution.

The issuance of common stock upon conversion of the convertible notes will result in immediate and substantial dilution to the interests of other stockholders since the holders of the convertible notes may ultimately receive and sell the full amount of shares issuable in connection with the conversion of such convertible notes. Although certain of the convertible notes may not be converted if such conversion would cause the holders thereof to own more than 4.99% or 9.99% of our outstanding common stock, this restriction does not prevent the holders of the convertible notes subject to such restrictions from converting some of their holdings, selling those shares, and then converting the rest of its holdings, while still staying below the 4.99%/9.99% limit. In this way, the holders of the convertible notes could sell more than any applicable ownership limit while never actually holding more shares than the applicable limits allow. If the holders of the convertible notes choose to do this, it will cause substantial dilution to the then holders of our common stock. Notwithstanding the above, we hope to repay the convertible notes in full before any conversions take place.

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

As described above under “Part I – Financial Information” – “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” – “Liquidity and Capital Resources” – “Funding and Financing Agreements”, we sold various convertible promissory notes in September 2015.  The various notes contain positive and negative covenants and customary events of default including requiring us in many cases to timely file SEC reports. Some of our SEC reports have not been filed on a timely basis to date and in the event we fail to timely file our SEC reports in the future, or any other events of defaults occur under the notes, we could face significant penalties and/or liquidated damages and/or the conversion price of such notes could be adjusted downward significantly, all of which could have a material adverse effect on our results of operations and financial condition, or cause any investment in the Company to decline in value or become worthless.

We currently owe a significant amount of money under our outstanding convertible notes.

As of the date of this filing we owed approximately $1.2 million under the outstanding convertible promissory notes described above under “Part I – Financial Information” – “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” – “Liquidity and Capital Resources” – “Funding and Financing Agreements”. We do not have sufficient funds to repay such notes and if we are unable to raise additional funds in the future to repay such amounts, which may not be available on favorable terms, if at all, such failure could have a material adverse effect on our financial condition or results of operations and cause any investment in the Company to decline in value or become worthless.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In September 2015, we sold the JSJ Convertible Note, the Typenex Convertible Note, the JMJ Convertible Note and the Vis Vires Convertible Note.  Each of such notes is convertible into our common stock at a discount to the trading price of our common stock as described in greater detail above under “Part I – Financial Information” – “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” – “Liquidity and Capital Resources” – “Funding and Financing Agreements”. We claim an exemption from registration for the issuances and sales of such convertible notes pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act, since the foregoing issuances did not involve a public offering, the recipients were (a) “accredited investors”; and/or (b) had access to similar documentation and information as would be required in a Registration Statement under the Securities Act, the recipients acquired the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The securities were offered without any general solicitation by us or our representatives. No underwriters or agents were involved in the foregoing issuances and grant and we paid no underwriting discounts or commissions. The securities sold are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. The securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

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

JAMMIN JAVA CORP.

Dated: December 15, 2015	By: /s/ Brent Toevs
Brent Toevs
Chief Executive Officer
(Principal Executive Officer)

JAMMIN JAVA CORP.

Dated: December 15, 2015	By: /s/ Anh Tran
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

10.31
$275,000 12% Convertible Note Issued September 9, 2015, by Jammin Java Corp. in favor of JSJ Investments Inc. (incorporated by reference to Exhibit 10.31 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2015, filed with the SEC on September 21, 2015)

10.32
Securities Purchase Agreement dated September 14, 2015, by Jammin Java Corp. and Typenex Co-Investment, LLC (incorporated by reference to Exhibit 10.32 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2015, filed with the SEC on September 21, 2015)

10.33
Secured Convertible Promissory Note dated September 14, 2015 ($1,005,000), by Jammin Java Corp. in favor of Typenex Co-Investment, LLC (incorporated by reference to Exhibit 10.33 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2015, filed with the SEC on September 21, 2015)

10.34
Membership Interest Pledge Agreement dated September 14, 2015, by and between Typenex Co-Investment, LLC and Jammin Java Corp. (incorporated by reference to Exhibit 10.34 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2015, filed with the SEC on September 21, 2015)

10.35
Secured Investor Note #1 dated September 14, 2015 by and between Typenex Co-Investment, LLC and Jammin Java Corp. (incorporated by reference to Exhibit 10.35 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2015, filed with the SEC on September 21, 2015)

10.36
Security Agreement dated September 14, 2015, by Jammin Java Corp. in favor of Typenex Co-Investment, LLC (incorporated by reference to Exhibit 10.36 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2015, filed with the SEC on September 21, 2015)

10.37
Convertible Promissory Note dated September 16, 2015, by Jammin Java Corp. in favor of JMJ Financial (incorporated by reference to Exhibit 10.37 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2015, filed with the SEC on September 21, 2015)

10.38
Securities Purchase Agreement dated September 9, 2015, by and between Jammin Java Corp. and Vis Vires Group, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 2, 2015)

10.39
$254,000 Convertible Promissory Note dated September 9, 2015, by Jammin Java Corp. in favor of Vis Vires Group, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on October 2, 2015)

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