Form 10-K
period 2016-01-31
JAMMIN JAVA CORP.
filed 2016-05-06
CIK 1334586

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the closing price of such common equity on the OTCQB market as of July 31, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $24,948,964.

At May 3, 2016, there were 130,134,439 shares of the issuer’s common stock outstanding, which number does not include 250,000 shares which were agreed to be issued in March 2016 and which the registrant plans to issue shortly after such date.

DOCUMENTS INCORPORATED BY REFERENCE

None.

1

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

In addition, unless the context otherwise requires and for the purposes of this report only:

•	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;

•	“SEC” or the “Commission” refers to the United States Securities and Exchange Commission; and

•	“Securities Act” refers to the Securities Act of 1933, as amended.

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

CURRENT BUSINESS OPERATIONS

Overview

We provide premium roasted coffee and specialty coffee on a wholesale level to the service, hospitality, office coffee service and big box store markets, as well as to a variety of other business channels. Specifically, we currently provide award winning sustainably grown, ethically-farmed and artisan roasted gourmet coffee through multiple United States and international distribution channels. We intend to develop a significant share of these markets and achieve a leadership position by capitalizing on the global recognition of the “Marley” brand name. We hope to capitalize on the guidance and leadership of our Chairman, Rohan Marley, and to increase our sales through the marketing of products using the likeness of, and reflecting the personality of, Mr. Marley. Additionally, through a licensing agreement with the family of the late reggae performer, Robert Nesta Marley, professionally known as Bob Marley (whose family members include Rohan Marley, our Chairman and the son of Bob Marley)(as described below), we are provided the worldwide right to use the name “Marley Coffee” and reasonably similar variations thereof.

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

In consideration for the foregoing licenses, the Company agreed to pay royalties to Fifty-Six Hope Road in an amount equal to 3% of the net sales of all Licensed Products on a quarterly basis. In addition, such royalty payments are to be deferred during the first 20 months of the term of the FSHR License Agreement, and such deferred payments shall be paid on a quarterly-basis thereafter until paid in full. At January 31, 2016, $264,670 is owed for such royalty fees.

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

Pursuant to the NCSV Agreement, NCSV is responsible for marketing and distributing Products and we agreed to refer all inquiries for purchase of the Products to NCSV (subject to small quantities of Products being referred to separate sub-agents). We also agreed not to compete with NCSV for sales and to refer to NCSV any sales relating to the Products and channels covered by the NCSV Agreement.

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

Grocery Sales Process Agreements

The Company has hired two national food brokerage companies to help it represent, market and merchandise its products at grocery retail on a store level. The Company engaged Alliance Sales & Marketing, a private food broker based in Charlotte, North Carolina, to help increase its new market penetration nationally in the grocery and natural foods retail sector. The Alliance Sales & Marketing contract is month to month unless terminated by either party at least 30 days prior to the end of such applicable renewal term. The Company pays up to 4% of revenues on accounts the broker represents if they meet certain pre-established goals. A total of $218,368 had been accrued for amounts payable under this agreement as of January 31, 2016.

The Company also uses Harlow HRK to help manage its Kroger business. The Harlow HRK contract is month-to-month unless terminated by either party at least 30 days prior to the end of such applicable renewal term. The Company pays up to 4% of revenues on accounts the broker represents if they meet certain pre-established goals. The total due to Harlow HRK at January 31, 2016 for commissions was $8,254.

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

Supply and Distribution Agreement

On July 28, 2015, we entered into a Supply and Distribution Agreement with C&V International Co., Ltd. (“C&V”), pursuant to which we agreed to supply C&V coffee and Marley Coffee branded products for distribution by C&V, as our exclusive distributor, in South Korea (a) through the food service, online, grocery retail and convenience business channels; and (b) to Marley Coffee branded Cafes operating in South Korea (which cafes are owned and operated by third parties and with which we have no affiliation, other than in connection with the supply of coffee and Marley Coffee branded products being sold at such cafes). There are twelve current Marley Coffee branded cafes open in South Korea, with the goal of expanding that number to thirty within the next three years. C&V was also granted a right of first refusal (subject to certain terms and conditions described in the agreement), for a period of two years from our entry into the agreement (subject to the requirement to negotiate in good faith to extend such right of first refusal period prior to the expiration thereof), to become our exclusive distributor in each country in Asia that we may choose to distribute products to in the future.

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

Recent Events

On April 20, 2016, the Company entered into a settlement agreement and release with one of its officer and director insurance providers, pursuant to which among other things, the provider agreed to buy out the Company’s officer and director liability insurance policy for the period from March 15, 2011 to March 15, 2012 for $400,000, which the Company expects to receive approximately 30 days after the entry into the settlement.

Products and Revenue Channels

The Company’s objective is to position Marley Coffee as the premiere brand across all of the distribution channels for which we license the use of the “Marley” name and to capitalize on the likeness, philosophies and strategies of our Chairman, Rohan Marley.

We are focused on three business verticals and selling strategies which all complement each other, which are all part of our broader distribution strategy, but not treated as separate channels: Domestic, International, and our eBusiness subscription model. All three of these channels distribute the Company’s wide variety of product offerings.

Domestic grocery is the core focus of the Company with the strategy of continuing to expand into key markets and gaining new accounts and building on the base of accounts we have already. Within the U.S. grocery and specialty retail channel, the Company’s products are distributed through several distributors such as UNFI, Kehe, C&S and DPI and we also distribute directly to certain customers. We sell to retailers such as Krogers, HEB, Wegmans, Safeway, Albertsons, Sprouts, Target, Jewel-Osco, Market Basket, Whole Foods, South Eastern Grocers, Ahold, Hannafords, Shaw’s, Fairways, Ingles, Acme, Meijers, Lucky’s Markets and Farm Fresh. During the past year we have expanded our distributor relationships nationally in the United States. We expect our ongoing discussions with retailers will enable us to place our products in more chains throughout the year and we continue to seek to expand our product placement with grocery retailers and distributors throughout the United States and internationally.

We create and sell a variety of coffee products for almost every coffee distribution channel. We sell 8 ounce (oz) and 12oz ground and whole bean bagged coffee primarily to the retail grocery channel. We sell 2lb whole bean and 2.5oz fractional packs primarily to the food service and Office Coffee Service or Breakroom industry.

In late November 2012, we launched our Marley Coffee RealCups; a single serve; compatible cartridge, for use in most models of Keurig®’s K-Cup brewing system. The coffee single serve channel is the fastest growing sector of the coffee industry and the fastest growing part of our business. We generate revenues in this category in two ways 1) by selling directly to retailers; and 2) through a licensing agreement with our roasters Mother Parkers (described above). For direct sales, we handle all aspects of selling, merchandising and marketing of the products to retailers. Through the licensing agreement Mother Parkers develops the relationships with retailers and handles everything from selling, merchandising, discounting, promoting and marketing and we receive a licensing fee per cup sold as described above.

During the fourth quarter of calendar 2014, we launched an innovative Coffee of the Month subscription service as well an online retail platform at https://shop.marleycoffee.com/. We anticipate this to be a key revenue driver in the upcoming year. The Company also sells to other online operators such as Amazon.com, coffeeicon.com, ecscoffee.com, officedepot.com and coffeewiz.com.

In the second half of fiscal 2016, we launched a new version of the Marley Coffee RealCup™ capsule that will be compatible with the Keurig®’s K-Cup brewing system (both generation 1 and K2.0). The recyclable RealCup™ will utilize a recyclable capsule that is accepted by many curbside recycling programs, which will be a key driving advantage to us over our competitors at retail.

We believe that our international business will be one of the critical components to our revenue growth and expansion. For our international accounts, we rely on first in class operators to take our brand to market and handle all of the distribution and marketing for the products. We provide brand support to our international accounts. We currently have key distribution in several countries, which include Canada, the United Kingdom, South Korea, Chile, Australia and Mexico. These countries primarily sell to the food service industry, which includes hotels, restaurants and cafes. From their success in food service, they have expanded distribution into retail distribution. Mother Parkers takes our products to market in Canada through both a licensing agreement and buy-sell relationship. Our distributors in South Korea, Australia, Mexico and Chile buy coffee from us here in the U.S. at wholesale prices and then resell the coffee to their customers. Our U.K. distributor roasts and packs Company approved coffee and resells it to customers throughout Europe.

Sales and Distribution Agreements and Understandings

The Company has entered into informal sales arrangements, not documented by definitive agreements, with several coffee distributors, beverage services and retailers around the world.

In Canada, Mother Parkers Tea & Coffee Inc. is the Company’s distributor for the food service channel, which sells to restaurant chains like Milestones, Original Joe’s and Elephant and Castle. Mother Parkers Tea & Coffee also brings the Company’s products into retailers such as Loblaw’s, Sobey’s, ID Foods, COOP and Metro. Their success has led to about a 60% ACV for the entire country.

In the United States, for the commercial break room channel, the Company uses its national sales representatives, National Coffee Service & Vending (NCS&V), to distribute to various retailers and distributors.

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

Within the U.S. grocery and specialty retail channel, the Company utilizes two national brokerage companies to represent, market and merchandise its products in the conventional grocery market. The Company works with Alliance Sales & Marketing, a private food broker based in Charlotte, North Carolina, to increase its new market penetration nationally in the grocery and natural foods retail sector. The Company also uses Harlow HRK to help manage its Kroger business.

Within the U.S. grocery and specialty retail channel, the Company’s products are distributed through several distributors such as UNFI, Kehe, C&S and DPI and we also distribute directly to certain retailers.

The Company has strengthened its online presence by selling through a multitude of online retailers such as Amazon.com, coffeeicon.com, ecscoffee.com, officedepot.com and coffeewiz.com.

Products, Plan of Operations and Business Growth

During Fiscal 2015 and 2016, we established a national grocery distribution network, increased our brand awareness and strengthened our international presence. Two of the Company’s SKUs have now made it into 1/3 of U.S. grocery stores. For Fiscal 2017, our primary goal is to increase our velocity rate per store instead of increasing the number of our accounts.

We prepared and organized the operations of the Company to scale to $40 million in revenue without materially increasing our staffing needs from where they are currently.

The Company is organized around our three pillars of growth, which are domestic grocery, international and ecommerce.

Domestic Grocery

Domestic grocery is the core focus of the Company with the strategy of continuing to expand into key markets and gaining new accounts and building on the base of accounts we have already. Within the U.S. grocery and specialty retail channel, the Company’s products are distributed through several distributors such as UNFI, Kehe, C&S and DPI and we also distribute directly to certain customers. We sell to retailers such as Krogers, HEB, Wegmans, Safeway, Albertsons, Sprouts, Target, Jewel-Osco, Market Basket, Whole Foods, South Eastern Grocers, Ahold, Hannafords, Shaw’s, Fairways, Ingles, Acme, Meijers, Lucky’s Markets and Farm Fresh. During the past year we have expanded our distributor relationships nationally in the United States. We expect our ongoing discussions with retailers will enable us to place our products in more chains throughout the year and we continue to seek to expand our product placement with grocery retailers and distributors throughout the United States and internationally.

Over the course of the last few years, we gained distribution in over 11,500 stores in the United States, which represents 35% of all commodity volume (ACV) for all grocery. Throughout fiscal 2017, while we will still look to gain additional distribution, we are not pursuing it at the same pace we did during the past 18 months. Our objective for our existing distribution is to add more SKUs (Stock Keeping Units) to our current distribution, increase our turn rate (velocity), and build brand awareness to drive further growth.

One of our primary drivers is to enhance our brand and increase our turn rate on shelves. In order to accomplish that we will continue to promote the Marley Coffee brand as well as our Recyclable RealCup™. In July of fiscal 2016, we launched a new version of the Marley Coffee RealCup™ capsule that is compatible with the Keurig Green Mountain K2.0. The recyclable RealCup™ which utilize a recyclable capsule that is accepted by many curbside recycling programs. The technology and intellectual property is owned by Mother Parkers, however we are one of the first and primary super premium product to launch in market amongst Mother Parkers portfolio of brands especially at our scale.

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

We believe that our recyclable RealCup™ capsule (Ecocup) has been one of the most innovative and sustainable single serve products to hit the market and we’ve seen material growth results because of it. Keurig Green Mountain, the largest company in the single serve space in North America has expressed their belief that there should be a recyclable solution for K-Cups, however they have only set a 2020 target for their commitment to making 100% of their K-Cup packs recyclable, which we believe both validates what we’re doing and gives us a 5 year first mover competitive advantage.

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

International

Our international business is one of the key components of our revenues. For our international accounts, we rely on first in class operators to take our brand to market and handle all of the distribution and marketing for the products. We provide brand support to our international accounts. We currently have key distribution in several countries, which include Canada, the United Kingdom, South Korea, Mexico and Chile. These countries primarily sell to the food service industry, which includes hotels, restaurants and cafes. From their success in food service, they have expanded distribution into retail distribution. Mother Parkers takes our products to market in Canada through both a licensing agreement and buy-sell relationship. Our U.K. distributor roasts and packs Company approved coffee and resells it to customers throughout Europe.

The International Coffee Organization recently reported that it expects global coffee demand to rise 25% by 2021. We believe that we are in a strong position to capitalize on that growth and our goal is to continue finding top-tier operators like the ones we have in place in Canada, South Korea, Chile, Mexico and the United Kingdom. Through a distribution arrangement we have in place with C&V International (which has no relation to Fifty-Six Hope Road), we generate revenue through coffee sold to Marley Coffee branded coffee shops in Korea (which we have no ownership or management in) and also general licensing fees through such coffee sales.

Through a distribution arrangement we have in place with C&V International, we generate revenue through coffee sold to Marley Coffee branded coffee shops in Korea (which we have no ownership in) and also general licensing fees through such coffee sales.

The JAB acquisition of GMCR could help get brewers into the market in which we would have the ability capitalize on.

Canada

In Canada, through Mother Parkers, the Company is distributed in grocery retail, OCS and food service.

Mother Parkers distributes our products in over 2,000 stores, including some of the largest retail chains in Canada, which include Loblaw’s, Sobey’s, ID Foods, COOP, London Drugs and Metro. Our goal is to establish distribution of RealCups in grocery stores for the next two years and then to introduce our bagged coffee by 2017. We estimate that Mother Parkers will sell approximately 15 million RecyclableRealCup™ through grocery retail, OCS and food service within this fiscal year.

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

For fiscal 2016 total sales in Canada totaled $922,517 and total RealCup licensing was $572,612 and total sales for the year ended January 31, 2015 was $1,546,422. For the years ended January 31, 2016 and 2015 the total sales and total licensing with Mother Parker’s was equal to $1,495,128 and $1,546,422, respectively.

United Kingdom/ Europe

Our U.K. partners are still finding success in distribution at specialty and natural grocery stores throughout Europe.

South Korea

We have several initiatives that have launched or are launching this year. Being successful in South Korea has the potential to echo throughout Asia and we believe our success in South Korea will be a springboard to getting meaningful distribution elsewhere in Asia. Our South Korean partners currently buy green beans and roasted products from the Company.

For fiscal 2016 sales in South Korea totaled $828,723 for green coffee and whole bean coffee and for fiscal 2015 sales in South Korea totaled $227,751.

Chile

Chile is a great example of a distributor who has been a brand champion for us in the region. Through their guerilla marketing efforts by sponsoring surf competitions and music festivals like Lollapalooza, they have gained distribution in food service as well as retail grocery.

In food service, our distributor has secured over 350 accounts in the region from boutiques to large restaurant chains. They recently secured Castaño, one of the largest coffee chains in all of Chile with over 80 stores that can in total do ~132,000 lbs. of coffee per year (which began in summer 2015). In December of 2014, they gained distribution in 44 Subway sandwich stores and they have goals to be in 53 stores by the end of the year and to potentially expand into other countries.

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

For fiscal 2016 sales in Chile totaled $808,658 and for fiscal 2015 sales in Chile totaled $196,099.

Online

During the fourth quarter of calendar 2014, we launched an innovative Coffee of the Month subscription service as well an online retail platform at https://shop.marleycoffee.com/. We anticipate this to be a key revenue driver in the upcoming year. The total online sales for the year ended January 31, 2016 were $49,900 compared to $-0- for the year ended January 31, 2015.

Our online business and social media presence is also critical in driving consumers to retail grocery stores. We have a robust social media presence with an aggregate of more than 2 million followers through Marley Coffee’s own accounts as well as our Chairman’s account. We believe we have the ability to connect with everyone from Baby Boomers who grew up listening to Bob Marley’s music to the Millennials who still connect with Bob Marley and the next generation of Marley music both offline and online. We believe the Company is naturally positioned to talk to all of these consumers digitally through our social media and at the shelf through our products and brand positioning.

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

Competition

Competition in the market for coffee and coffee related products is intense and we expect it to increase. Our most significant competitors, include premium coffee companies such as Starbucks, Peet’s Coffee, Keurig Green Mountain and other national, local and regional companies in the grocery retail and office coffee service and hospitality industry market, many of which have substantially greater financial, sales, marketing and human resources than we do.

We believe that our customers choose among coffee brands based on the total value proposition that includes quality, variety, convenience, personal taste preference, price and social/sustainable consciousness. We believe that our market share in the category is driven by the quality of our product and the sustainable message we convey while being competitively priced in the premium category.

Product Research and Development

We did not expend any significant funds on research and development activities for the fiscal years ended January 31, 2016 or January 31, 2015.

Employees

As of April 30, 2016, we had 12 full-time and two part-time employees. We also utilize independent contractors and consultants to assist us with key functions. Our agreements with these independent contractors and consultants are usually short-term. We believe that our relations with our employees, independent contractors and consultants are good. None of our employees are represented by a union or covered by a collective bargaining agreement.

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

Risks Associated with Our Liquidity and Need for Additional Funding

We have had negative cash flows from operations and there is substantial doubt about our ability to continue as a going concern and if we are not able to generate positive cash flow, our business operations may fail.

Although our sales and revenues have increased significantly on an annual basis, the Company has incurred a net loss of $5,201,917 and $10,280,985 for the years ended January 31, 2016 and 2015, respectively and had an accumulated deficit of $29,245,750 at January 31, 2016. In addition, the Company has a history of losses and has not generated net income from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The operations of the Company have primarily been funded by the issuance of its common stock. The Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to sell its products directly to end-users and through distributors, establish profitable operations through increased sales and decreased expenses, and obtain additional funds when needed. We may not be able to increase sales or reduce expenses to a level necessary to meet our current obligations or continue as a going concern. As a result, the opinion the Company received from its independent registered public accounting firm on its January 31, 2016 financial statements contains an explanatory paragraph stating that there is substantial doubt regarding the Company’s ability to continue as a going concern. If we become unable to continue as a going concern, we may have to liquidate our assets, and may realize significantly less than the values at which they are carried on our financial statements, and stockholders may lose all or part of their investment in our common stock. The accompanying financial statements do not contain any adjustments for this uncertainty.

The Company owes a significant amount of money to Mother Parkers.

As of January 31, 2016, the Company owed a significant amount of accounts payable, including approximately $2.05 million to Mother Parkers in consideration for distribution services rendered. Mother Parkers has previously advised us that if we are not able to pay them amounts due past the 120 day net terms they have provided us, they will not provide additional credit and will stop distributing our products. As of the filing date of this statement, our debt with Mother Parkers is below 120 days. As described above, Mother Parkers is one of our largest distributors, representing over half of our revenues for the twelve months ended January 31, 2016, and in the event they stop distributing our products our results of operations will be materially adversely effected and we may be forced to curtail or abandon our business operations. We recently raised funding through the sale of convertible notes, as described above, to pay down a portion of the amounts we owed to Mother Parkers, provided that in the future we may be required to raise additional debt or equity funding (including in order to repay such convertible notes), which may not be available on favorable terms, if at all.

We may incur additional indebtedness which could reduce our financial flexibility, increase interest expense and adversely impact our operations.

In the future, we may incur significant amounts of additional indebtedness in order to make acquisitions or continue our business plan. Our level of indebtedness could affect our operations in several ways, including the following:

•	a significant portion of our cash flows could be used to service our indebtedness;

•	a high level of debt would increase our vulnerability to general adverse economic and industry conditions;

•	any covenants contained in the agreements governing our outstanding indebtedness could limit our ability to borrow additional funds, dispose of assets, pay dividends and make certain investments;

•	a high level of debt may place us at a competitive disadvantage compared to our competitors that are less leveraged and, therefore, our competitors may be able to take advantage of opportunities that our indebtedness may prevent us from pursuing; and

•	debt covenants to which we may agree may affect our flexibility in planning for, and reacting to, changes in the economy and in our industry.

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

Risks Associated with the Complaint Filed Against Us by the SEC

The November 2015 complaint filed against us by the SEC may have a significant negative impact on us.

As described below under “Part I” – “Item 2. Legal Proceedings”, on November 17, 2015, the SEC filed a complaint against us and certain other defendants in the United States District Court Central District of California Western Division. Pursuant to the complaint, the SEC alleged that Shane Whittle (our former officer and director) orchestrated a “pump and dump” scheme with certain other of the defendants in connection with our common stock. The scheme allegedly involved utilizing our July 2009 reverse merger transaction to secretly gain control of millions of our shares, spreading the stock to offshore entities, and dumping the shares on the unsuspecting public after the stock price soared following fraudulent promotional campaigns undertaken by Mr. Whittle and certain other of the defendants in or around 2011. The complaint also alleges that to boost our stock price and provide cash to the Company, Mr. Whittle and certain other of the defendants orchestrated a sham financing arrangement designed to create the false appearance of legitimate third-party interest and investment in the Company through a non-existent entity, Straight Path Capital, pursuant to which we raised approximately $2.5 million through the sale of 6.25 million shares of common stock in 2011. The SEC also alleges that Mr. Whittle and others caused us to make public announcements which caused our stock price to rise, which helped facilitate the alleged frauds among other allegations spelled out more completely in the complaint. The SEC’s complaint charges us (along with certain of the other defendants) with conducting an illegal offering in violation of Sections 5(a) and 5(c) of the Securities Act and further charges the other defendants with various other violations of the securities laws. The SEC is seeking injunctions, disgorgement, prejudgment interest, and penalties as well as penny stock bars against all of the individual defendants and an officer-and-director bar against Mr. Whittle.

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

The Company has reached a settlement in principle with the Commission to settle the claims made by the Commission, which has not yet been formally approved or accepted by the Commission to date, and may not be approved or accepted. In the event the Company were to have to pay significant fines or disgorgement in the matter described above, and the Company was unable to raise sufficient funding to pay such fines or disgorgement, the Company could be forced to suspend its activities, terminate its operations or seek bankruptcy protection.

In the event that we are found to have violated the Securities Act, or consent to a final judgment agreeing to a permanent enjoinment from violating the Securities Act in future, it could have a material adverse effect on our ability to raise funding and create additional liability for us.

In the event that we are found to have violated the Securities Act, or consent to a final judgment agreeing to a permanent enjoinment from violating the Securities Act in future, it could cause us to be deemed to be a ‘bad actor’ under Rule 506 of the Securities Act and/or disqualified by the requirements of Rule 262 of Regulation A, which could prevent us from relying on an exemption from registration for the sale and issuance of securities under Regulation D or A, respectively. This could make it harder for us to sell shares privately and negatively affect our ability to raise capital. Additionally, it is possible that for the following three years, we may be unable to avail ourselves of the statutory safe harbor for forward-looking statements under the Private Securities Litigation Reform Act of 1995. As a result, we may face additional liability for our forward-looking statements. Both of which could have a material adverse effect on our operations and cash flows, and could cause the value of our securities to decline in value.

Risks Associated with Our Industry, Contracts and Operations

FSHR can terminate the FSHR License Agreement under certain circumstances.

Pursuant to the terms and conditions of the FSHR License Agreement, FSHR can terminate that agreement under certain circumstances, subject where applicable and as described in the agreement, our right to cure such breaches and other events, including: in the event the Securities and Exchange Commission or any similar government agency in any country, territory or possession makes any negative or unlawful finding regarding our activities. Notwithstanding our categorical denial of the allegations made in the SEC’s November 2015 complaint, as discussed below under “Part I” - “Item 2. Legal Proceedings”, in the event the SEC’s complaint constitutes a “negative or unlawful finding regarding our activities” or we consent to any actions against us by the SEC in connection with the allegations made by the SEC in the November 2015 complaint which constitute a “negative or unlawful finding regarding our activities”, FSHR can terminate the FSHR License Agreement.

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

We rely heavily on our Chief Executive Officer, Brent Toevs, our President, Chief Operating Officer, Secretary and Treasurer, Anh Tran, and the Chairman of our Board of Directors, Rohan Marley, for our success. Their experience and input create the foundation for our business and are responsible for the directorship and control over our activities. Moving forward, should we lose the services of these individuals for any reason, we will incur costs associated with recruiting a replacement and delays in our operations. If we are unable to replace such principal with another suitably trained individual or individuals, we may be forced to scale back or curtail our business plan and activities. As a result of this, your investment in us could become devalued or worthless. We currently have an aggregate of $2 million in Directors’ and Officers’ liability insurance in place covering our officers and directors, provided that on April 20, 2016, the Company entered into a settlement agreement and release with one of its officer and director insurance providers, pursuant to which among other things, the provider agreed to buy out the Company’s officer and director liability insurance policy for the period from March 15, 2011 to March 15, 2012 for $400,000, which the Company expects to receive approximately 30 days after the entry into the settlement. As such, we currently have no insurance in place covering the period from March 15, 2011 to March 15, 2012.

Actual or perceived conflicts of interest may exist between us and our Chairman and another related party and supplier.

Rohan Marley, our Chairman, owns an interest in and serves as a director of Fifty-Six Hope Road with whom we are party to the FSHR License Agreement on which we are substantially dependent. During the years ended January 31, 2016 and 2015, respectively there are licensing fees accrued and payable of $260,496 and $265,960 to Fifty-Six Hope Road. Additionally, during the years ended January 31, 2016 and 2015, the Company made purchases of $602,191 and $764,598, respectively, from Marley Coffee Ltd. (“MC”) a producer of Jamaican Blue Mountain coffee that the Company purchases in the normal course of its business. The Company directs these purchases to third-party roasters for fulfillment of sales orders. The Company also received $97,796 and $34,348 in rebates from Marley Coffee during the years ended January 31, 2016 and 2015, respectively. The Company’s Chairman, Rohan Marley, is an owner of approximately 25% of the equity of MC.

Actual or perceived conflicts of interest between the Company, Mr. Marley, Fifty-Six Hope Road, and MC could have an adverse effect on our results of operations, our ability to maintain our relationships with Fifty-Six Hope Road, and MC, and may adversely affect the value of our common stock.

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

We anticipate generating revenue moving forward as a result of the sale of coffee bearing the Trademarks, which we source primarily under the MP Agreement and our agreement with European Roasterie, Inc. and which we distribute primarily through the MP Agreement and through other various distribution understandings. As a result, if the FSHR License Agreement was to be terminated, the Roasting Agreement, or the MP Agreement were to be terminated or not renewed, or to a lesser extent, if our various informal sale arrangements were to be terminated, our operations could be adversely effected, our revenues (if any), could be adversely affected and we could be forced to curtail or abandon our operations, causing any investment in the Company to decline in value or become worthless.

Competition for coffee products and coffee brands is intense and could affect our future sales and profitability.

The coffee industry is highly fragmented. Competition in coffee products and brands are increasingly intense as relatively low barriers to entry encourage new competitors to enter the marketplace. In addition, we believe that maintaining and developing our brands is important to our success and the importance of brand recognition may increase to the extent that competitors offer products similar to ours. Many of our current and potential competitors have substantially greater financial, marketing and operating resources and access to capital than we do. Our primary competitors include Starbucks, Seattle’s Best, Caribou Coffee, Peet’s Coffee, Keurig Green Mountain (formerly Green Mountain Coffee Roasters), and other companies in the office coffee service and hospitality industry market. If we do not succeed in effectively differentiating ourselves from our competitors in the coffee industry, including by developing and maintaining our brands, or our competitors adopt our strategies, then our competitive position may be weakened and our sales of coffee, and accordingly our future revenues (if any), may be materially adversely affected.

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

Risks Associated with Our Outstanding Convertible Notes

We have various outstanding convertible notes which are convertible into shares of our common stock at a discount to market.

As described above under “Part II” – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” – “Liquidity and Capital Resources” – “Funding and Financing Agreements”, we sold various convertible promissory notes from September 2015 to March 2016. The conversion prices of the convertible notes initially vary from between 60% to 65% of the market value of our common stock, subject in many cases to anti-dilution and other rights which may result in such conversion prices declining. As a result, any conversion of the convertible notes and sale of shares of common stock issuable in connection with the conversion thereof may cause the value of our common stock to decline in value, as described in greater detail under the Risk Factors below. Notwithstanding the above, we hope to repay the convertible notes in full before any conversions take place.

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

As described below under “Part II” – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” – “Liquidity and Capital Resources” – “Funding and Financing Agreements”, we sold various convertible promissory notes from September 2015 to March 2016. The various notes contain positive and negative covenants and customary events of default including requiring us in many cases to timely file SEC reports. Some of our SEC reports have not been filed on a timely basis to date and in the event we fail to timely file our SEC reports in the future, or any other events of defaults occur under the notes, we could face significant penalties and/or liquidated damages and/or the conversion price of such notes could be adjusted downward significantly, all of which could have a material adverse effect on our results of operations and financial condition, or cause any investment in the Company to decline in value or become worthless.

We currently owe a significant amount of money under our outstanding convertible notes.

As of the date of this filing we owed approximately $1.0 million under the outstanding convertible promissory notes, net of discount, and $778,951 for conversion feature – derivative liability, described below under “Part II” – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” – “Liquidity and Capital Resources” – “Funding and Financing Agreements”. We do not have sufficient funds to repay such notes and if we are unable to raise additional funds in the future to repay such amounts, which may not be available on favorable terms, if at all, such failure could have a material adverse effect on our financial condition or results of operations and cause any investment in the Company to decline in value or become worthless.

Risks Associated with Our Securities

Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through the issuance of additional shares of our common stock.

Wherever possible, our Board of Directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock or where shares are to be issued to our officers, directors and applicable consultants, free trading shares pursuant to our Form S-8 registration statements. Our Board of Directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares of common stock. In addition, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders, which may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of the Company because the shares may be issued to parties or entities committed to supporting existing management.

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

Risks Related to Our Status as a Public Company

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

We intend to comply with all corporate governance measures relating to director independence as and when required. However, we may find it very difficult or be unable to attract and retain qualified officers, Directors and members of board committees required to provide for our effective management as a result of the Sarbanes-Oxley Act of 2002. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of Directors and executive officers. The perceived increased personal risk associated with these recent changes may make it more costly, or deter qualified individuals from accepting these roles.

We have reported several material weaknesses in the effectiveness of our internal controls over financial reporting, and if we cannot maintain effective internal controls or provide reliable financial and other information, investors may lose confidence in our SEC reports.

We reported material weaknesses in the effectiveness of our internal controls over financial reporting related to the lack of segregation of duties and the need for a stronger internal control environment. In addition, we concluded that our disclosure controls and procedures were ineffective and that material weaknesses existed in connection with such internal controls. Specifically, management identified the following control deficiencies that represent material weaknesses at January 31, 2016:

(1)	lack of a functioning audit committee and lack of a majority of outside directors on the Company’s Board of Directors capable to oversee the audit function; and

(2)	ineffective controls over period end financial disclosure and reporting processes.

During fiscal year 2016, we have remediated the following prior year material weaknesses:

(a)	inadequate segregation of duties due to limited number of personnel, which makes the reporting process susceptible to management override; and

(b)	insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of GAAP and SEC disclosure requirements.

Specifically, we added sufficient personnel in our finance/accounting department with specific responsibilities to provide checks and balances to achieve proper segregation of duties. We also improved the completeness and quality of documentation for our internal control processes over financial reporting.

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

As a public company with listed equity securities, we must comply with the federal securities laws, rules and regulations, including certain corporate governance provisions of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act and the Dodd-Frank Act, related rules and regulations of the SEC, with which a private company is not required to comply. Complying with these laws, rules and regulations will occupy a significant amount of time of our sole director and management and will significantly increase our costs and expenses, which we cannot estimate accurately at this time. Among other things, we must:

•	establish and maintain a system of internal control over financial reporting in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the related rules and regulations of the SEC and the Public Company Accounting Oversight Board;

•	prepare and distribute periodic public reports in compliance with our obligations under the federal securities laws;

•	maintain various internal compliance and disclosures policies, such as those relating to disclosure controls and procedures and insider trading in our common stock;

•	involve and retain to a greater degree outside counsel and accountants in the above activities;

•	maintain a comprehensive internal audit function; and

•	maintain an investor relations function.

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

We also had an option to renew this lease for an additional three year term, which option we have exercised as of the date of this annual report, and which three year renewal term provides for rent as follows:

•	$8,839 per month from August 1, 2016 to July 31, 2017;
•	$9,192 per month from August 1, 2017 to July 31, 2018; and
•	$9,560 per month from August 1, 2018 to July 31, 2019.

Finally, we have the option to extend the lease for an additional three year term, through July 21, 2022, with a rental cost per month negotiated in good faith by the parties based on then-current market rates, provided that we provide notice of our intent to extend such lease at least 120 days prior to the end of the then term.

On April 9, 2014, the Company entered into a lease agreement for office and warehouse space located at 4725-4745 Lipan St, Denver, Colorado 80211. The rental space encompasses approximately 3,466 square feet of office and warehouse space and approximately a 4,000 square foot yard. The lease expires on June 30, 2017, provided we have the right to one five year renewal term, with rent set at the “market value” of the last year of the initial lease term. Rent due under the initial term of the agreement is as follows:

•	$0 per month from April 15, 2014 to June 30, 2014;
•	$2,800 per month from July 1, 2014 to June 30, 2015;
•	$2,950 per month from July 1, 2015 to June 30, 2016; and
•	$3,150 per month from July 1, 2016 to June 30, 2017.

The rights to the lease were sold during 2015, and the purchaser currently pays the monthly rental cost due under such lease, provided that the Company remains legally obligated under such lease pursuant to its terms.

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

Subsequently, all but the civil conspiracy claim against the Company was dismissed and the court ordered Whittle to amend his complaint to provide only for an alleged claim of breach of fiduciary duty (not against the Company) and conspiracy claims as an individual (not on a derivative basis). Prior to the filing of this report, Mr. Whittle and the Company agreed in principle to settlement terms, provided the parties are still negotiating the final terms of such settlement. Notwithstanding the parties’ agreement in principle, the outcome of this lawsuit cannot be predicted with any degree of reasonable certainty. In the event the matter is not settled, the Company intends to continue to vigorously defend itself against Whittle’s and MC LLC’s claims.

On December 15, 2014, a complaint was filed against the Company in the Superior Court of State of California, for the County of Los Angeles – Central Division (Case Number: BC566749), pursuant to which Sky Consulting Group, Inc. (“Sky”), made various claims against the Company, Mr. Tran, the Company’s President and Director, C&V International, and various other parties. The complaint alleged causes of action for breach of contract, fraud, negligent representation, intentional interference with contractual relationship and negligent interference with contractual relationship, relating to a May 2013 coffee distributor agreement between the Company and Sky, which provided Sky the right to sell Company branded coffee products in Korea. The suit seeks damages, punitive damages, court costs and attorney’s fees. The Company subsequently filed a motion to compel arbitration pursuant to the terms of the agreement, which was approved by the court on April 7, 2015. The parties subsequently entered arbitration in connection with the lawsuit. On September 8, 2015, the parties entered into a mutual settlement and release agreement, whereby Sky agreed to return 130,480 shares of common stock to the Company and stop distributing our products, displaying our tradenames or using our intellectual property; the parties agreed to each dismiss their claims/lawsuits; and each party provided the other a general release of all outstanding claims. The shares were returned to the Company and cancelled and the proceedings were dismissed on December 16, 2015.

On November 17, 2015, the SEC filed a complaint against us (Case 2:15-cv-08921) in the United States District Court Central District of California Western Division. Also included as defendants in the complaint were Shane G. Whittle (our former Chief Executive Officer and Director) and parties unrelated to us, Wayne S. P. Weaver, Michael K. Sun, Rene Berlinger, Stephen B. Wheatley, Kevin P. Miller, Mohammed A. Al-Barwani, Alexander J. Hunter, and Thomas E. Hunter (collectively, the “Defendants”). Pursuant to the complaint, the SEC alleged that Mr. Whittle orchestrated a “pump and dump” scheme with certain other of the Defendants in connection with our common stock. The scheme allegedly involved utilizing our July 2009 reverse merger transaction to secretly gain control of millions of our shares, spreading the stock to offshore entities, and dumping the shares on the unsuspecting public after the stock price soared following fraudulent promotional campaigns undertaken by Mr. Whittle and certain other of the Defendants in or around 2011. The complaint also alleges that to boost our stock price and provide cash to the Company, Mr. Whittle and certain other of the Defendants orchestrated a sham financing arrangement designed to create the false appearance of legitimate third-party interest and investment in the Company through a non-existent entity, Straight Path Capital, pursuant to which we raised approximately $2.5 million through the sale of 6.25 million shares of common stock in 2011. The SEC also alleges that Mr. Whittle and others caused us to make public announcements which caused our stock price to rise, which helped facilitate the alleged frauds among other allegations spelled out more completely in the complaint. The SEC’s complaint charges us, Mr. Whittle, Mr. Weaver, Mr. Sun, Mr. Berlinger, Mr. Wheatley, Mr. Miller, and Mr. Al-Barwani with conducting an illegal offering in violation of Sections 5(a) and 5(c) of the Securities Act. The complaint further alleges that Mr. Whittle, Mr. Weaver, Mr. Sun, Mr. Berlinger, and the Hunters violated Section 10(b) of the Exchange Act and Rule 10b-5, and Mr. Whittle, Mr. Weaver, Mr. Sun, and Mr. Berlinger violated Section 13(d) of the Exchange Act and Rules 13d-1 and 13d-2 thereunder. Mr. Whittle is additionally charged with violating Section 16(a) of the Exchange Act and Rule 16a-3, and the Hunters are charged with violations of Sections 17(b) of the Securities Act, which prohibits fraudulent touting of stock. The SEC is seeking injunctions, disgorgement, prejudgment interest, and penalties as well as penny stock bars against all of the individual Defendants and an officer-and-director bar against Mr. Whittle. The Company has reached a settlement in principle with the Commission to settle the claims made by the Commission, which has not yet been formally approved or accepted by the Commission to date, and may not be approved or accepted. In the event the Company were to have to pay significant fines or disgorgement in the matter described above, and the Company was unable to raise sufficient funding to pay such fines or disgorgement, the Company could be forced to suspend its activities, terminate its operations or seek bankruptcy protection.

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

	PRICE RANGES
QUARTER ENDED	HIGH	LOW
Fiscal Year Ended January 31, 2016
January 31, 2016	$0.19	$0.06
October 31, 2015	$0.24	$0.14
July 31, 2015	$0.31	$0.17
April 30, 2015	$0.30	$0.14

Fiscal Year Ended January 31, 2015
January 31, 2015	$0.21	$0.14
October 31, 2014	$0.30	$0.20
July 31, 2014	$0.44	$0.18
April 30, 2014	$0.41	$0.30

Approximate Number of Equity Security Holders

As of May 3, 2016, there were 130,134,439 shares of our common stock issued and outstanding held by 24 shareholders of record. This number does not include stockholders for whom shares were held in “nominee” or “street name”. This number does not include 250,000 shares which were agreed to be issued in March 2016 and which the Company plans to issue shortly after May 3, 2016.

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

Recent Sales of Unregistered Securities

In September 2015, we sold the JSJ Convertible Note, the Typenex Convertible Note, the JMJ Convertible Note and the Vis Vires Convertible Note. Each of such notes is convertible into our common stock at a discount to the trading price of our common stock as described in greater detail below under “Part II” – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” – “Liquidity and Capital Resources” – “Funding and Financing Agreements”. We claim an exemption from registration for the issuances and sales of such convertible notes pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act, since the foregoing issuances did not involve a public offering, the recipients were (a) “accredited investors”; and/or (b) had access to similar documentation and information as would be required in a Registration Statement under the Securities Act, the recipients acquired the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The securities were offered without any general solicitation by us or our representatives. No underwriters or agents were involved in the foregoing issuances and grant and we paid no underwriting discounts or commissions. The securities sold are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. The securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

As described below under “Part II” – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” – “Liquidity and Capital Resources” – “Funding and Financing Agreements”, on March 1, 2016, we entered into the JSJ side letter agreement which amended the terms of the JSJ Note as discussed above. To the extent such transaction is deemed the offer or sale of unregistered equity securities, we plan to claim an exemption from registration pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act, since the foregoing did not involve a public offering, the recipient was (i) an “accredited investor”; and/or (ii) had access to similar documentation and information as would be required in a Registration Statement under the Securities Act, and the recipient acquired the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The securities were offered without any general solicitation by us or our representatives. No underwriters or agents were involved in the foregoing issuance and we paid no underwriting discounts or commissions. The securities are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. The securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

As described above below under “Part II” – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” – “Liquidity and Capital Resources” – “Funding and Financing Agreements”, on March 8, 2016 and March 15, 2016, we sold Duck Duck the Duck Duck Notes. The notes are convertible into our common stock at a discount to the trading price of our common stock as described in greater detail above. We also agreed pursuant to the March 15, 2016 Duck Duck Note to issue Duck Duck 250,000 restricted shares of common stock. We claim an exemption from registration for the issuance of such convertible notes and shares pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act, since the foregoing issuances did not involve a public offering, the recipient was (i) an “accredited investor”; and/or (ii) had access to similar documentation and information as would be required in a Registration Statement under the Securities Act, and the recipient acquired the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The securities were offered without any general solicitation by us or our representatives. No underwriters or agents were involved in the foregoing issuance and we paid no underwriting discounts or commissions. The securities sold are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. The securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

As described below under “Part II” – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” – “Liquidity and Capital Resources” – “Funding and Financing Agreements”, on March 13, 2016, we sold Vis Vires the Vis Vires Convertible Note. The note is convertible into our common stock at a discount to the trading price of our common stock as described in greater detail above. We claim an exemption from registration for the issuance of such convertible note pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act, since the foregoing issuance did not involve a public offering, the recipient was (i) an “accredited investor”; and/or (ii) had access to similar documentation and information as would be required in a Registration Statement under the Securities Act, and the recipient acquired the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The securities were offered without any general solicitation by us or our representatives. No underwriters or agents were involved in the foregoing issuance and we paid no underwriting discounts or commissions. The securities sold are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. The securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

As described below under “Part II” – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” – “Liquidity and Capital Resources” – “Funding and Financing Agreements”, on March 11, 2016, our Board of Directors approved the re-pricing of stock options to purchase an aggregate of 6 million shares of our common stock (2 million each to each of our executive officers and Chairman). To the extent such re-pricings constituted the offer and sale of securities, we believe that such transactions were exempt from registration pursuant to (a) Section 4(a)(2) of the Securities Act; and/or (b) Rule 506 of the Securities Act, and the regulations promulgated thereunder. With respect to the transactions described above, no general solicitation was made either by us or by any person acting on our behalf. The transactions were all privately negotiated, and none involved any kind of public solicitation. No underwriters or agents were involved in the foregoing grants and we paid no underwriting discounts or commissions. The securities sold are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. All recipients were officers and directors of the Company.

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

Commitment to Reduce Cash Compensation

Throughout fiscal 2016, the Company issued shares of common stock as partial consideration for services rendered to its officers, directors and employees in an effort to maximize its cash on hand and improve liquidity. During the remainder of fiscal 2017, the Company plans to pay the salaries of its officers and employees in cash, provided that where possible, the Company intends to continue to use common stock in lieu of cash consideration, and has continued to pay certain of its employees in stock instead of cash during fiscal 2017. As the Company continues to grow it will need to raise additional cash in order to maintain its growth and fund its operations. If the Company is unable to access additional capital moving forward, it will hurt our ability to maintain growth and possibly jeopardize our ability to maintain our current operations. We may not be able to increase sales, reduce expenses or obtain additional financing, if necessary, at a level to meet our current obligations to continue as a going concern.

The Company is focused on growing revenue while working to lower cost of sales and operating expenses, with the ultimate goal of generating net income.

Fiscal Year End 2016 Guidance and Projections

•	Our revenue expectations for fiscal 2017 are expected to be a continued 30% growth from fiscal 2016 depending on our ability to raise additional capital and continue to grow our business. This projection is based on the current organic growth we’ve seen in our current distribution.

•	We expect gross profit margins to increase to 30%-35% this fiscal year.

•	We anticipate losses narrowing even further in the first quarter of fiscal 2017 and our goal is to show positive EBITDA by the end of the year.

•	The Company is organized around our three pillars of growth, which are domestic, international and ecommerce.

Business Growth

The Company is organized around our three pillars of growth, which are domestic, international and ecommerce.

•	Domestic grocery sales – Our objective is to build deeper relationships and improve turn rates within our existing customers while continuing to expand into key accounts. We ended the year in approximately 11,500 grocery stores in the United States.

•	eCommerce subscription model and social media growth – https://shop.marleycoffee.com/subscriptions/ recently launched and is starting to gain traction. We have been testing multiple initiatives to keep our site “sticky” for consumers. We are continuing to focus on our social media growth with the goal of driving Millennial consumers to our brand.

•	International - The International Coffee Organization recently reported that it expects global coffee demand to rise 25% by 2021. We believe that we are in a strong position to capitalize on that growth and our goal is to continue finding top-tier operators like the ones we have in Korea, Chile and the United Kingdom.

•	EcoCup launch – EcoCup’s success is built on the critical premise that it doesn’t require consumers to change their behavior. They continue to purchase and use the product as in the past but with a more sustainable end-of-life option. This continues to be one of the biggest launches for the Company in fiscal 2017.

•	We hope to resolve the pending SEC litigation and retain the Fifty-Six Hope Road license.

RESULTS OF OPERATIONS

Comparison of the Years Ended January 31, 2016 and 2015

Revenue. Revenue for the years ended January 31, 2016 and 2015 was $12,312,620 and $9,569,791, respectively, which represents an increase of $2,742,849 or 29% from the previous period. Revenue increased as a result of the Company’s continued expansion into the retail grocery market and its continued growth of international and online sales.

Discounts and allowances. Discounts and allowances for the years ended January 31, 2016 and 2015 was $1,114,015 and $668,424, respectively, which represents an increase of $445,591 or 67% from the previous period. Discounts and allowances increased as a result of the corresponding increase in sales, discounts given to international customers, and promotions to clear out old inventory as we released the recyclable real cup in 2015.

Net revenue. Net revenue for the years ended January 31, 2016 and 2015 was $11,198,605 and $8,901,367, respectively, which represents an increase of $2,297,238 or 26% from the previous period.

Total cost of sales. Total cost of sales for the years ended January 31, 2016 and 2015 was $8,025,368 and $6,955,321, respectively, which represents an increase of $1,070,047 or 15% from the previous period. The increase in total cost of sales was mainly the result of the 29% increase in sales, offset by a decrease in cost of goods from our roasters as we negotiated better prices during the year ended January 31, 2016 as compared to the prior year’s period.

Gross profit. Gross profit was $3,173,237 and $1,946,046, respectively, for the years ended January 31, 2016 and 2015, which represents an increase of $1,227,191 or 63% from the prior period. Gross profit as a percentage of net sales was 28% and 22% for the years ended January 31, 2016 and 2015, respectively. Gross profit increased as a result of the reduction in cost of goods and better management of general and administrative and marketing expenses.

Compensation and benefits. Compensation and benefits expense was $3,708,352 and $4,465,889, respectively, for the years ended January 31, 2016 and 2015, which represents a decrease of $757,537 or 17% from the prior period. The decrease was mostly the result of the reduction in employees and non-cash compensation in the fourth quarter. Total compensation and benefits of $3,708,352 for the year ended January 31, 2016 included $1,874,606 paid in cash and $1,833,746 paid through the issuance of securities (including $1,713,764 attributable to stock options granted, $105,834 of year-end bonuses, and $95,854 of salaries paid through the issuance of common stock to employees and executive management).

Selling and marketing. Selling and marketing expense for the years ended January 31, 2016 and 2015 was $2,688,117 and $3,150,274, respectively, which represents a decrease of $462,157 or 15% from the previous period. The decrease was principally the result of a reduction in advertising campaigns undertaken in new markets during 2016. As our business has developed, our customer base has increased and sales have grown more organically. We anticipate, however, experiencing significant marketing expenses throughout fiscal 2017 as we will seek to expand our customer base even more and build out the Company brand.

General and administrative. General and administrative expense for the years ended January 31, 2016 and 2015 was $1,594,808 and $2,807,296, respectively, which represents a decrease of $1,212,488 or 43% from the previous period. The decrease was principally the result of reduction in expansion of the business and reduced professional fees and payroll. General and administrative expense also decreased due to decreased corporate reporting expenses legal fees, and office supply expenses.

Total operating expenses. Total operating expenses for the years ended January 31, 2016 and 2015 was $7,991,277 and $10,423,459, respectively, which represents a decrease of $2,432,182 or 23% from the previous period. This increase was in connection with decreased compensation, marketing and selling and general administrative expenses.

Other expense. Other expense for the years ended January 31, 2016 and 2015 was $225,783 and $1,799,543 respectively, which represents a decrease of $1,573,760 or 87% from the previous period. Other expense decreased as a result of our costs associated with the Ironridge Global IV, Ltd. (“Ironridge”) transactions being finalized and completed (which included derivative accounting issues), offset by the change in fair value of derivative liabilities.

Interest expense. Interest expense for the years ended January 31, 2016 and 2015 was $150,298 and $4,029, respectively, which represents an increase of $146,269 or 3,630% from the previous period. The increase in interest expense was due to funding arrangements and derivative liabilities entered into during the end of FY2016.

Total other expense. Total other expense for the years ended January 31, 2016 and 2015 was $383,877 and $1,803,572, respectively, which represents a decrease of $1,419,695 or 79% from the previous period. Other expense decreased as a result of our costs associated with the Ironridge transactions being finalized and completed (which included derivative accounting issues), in 2015, offset by the change in fair value of derivative liabilities as of January 31, 2016.

Net loss. Net loss was $5,201,917 and $10,280,985, respectively, for the years ended January 31, 2016 and 2015, which represents a decrease of $5,079,068 or 49%. Net loss decreased mainly as a result of the $2.4 million decrease in operating expenses which includes compensation, selling and marketing, and general and administrative expense, $1.5 million decrease in other expense, and the $1.2 million increase in gross profit for the year ended January 31, 2016.

Reconciliation of February 2016 Financial Projections to Actual Year-End Results of Operations

In February 2016, we released a Current Report on Form 8-K which included an unaudited preliminary financial forecast of our expected results of operations for fiscal 2016. In the Form 8-K, we forecasted gross revenues of approximately $12.3 million, a net of $11.2 million, and a gross profit of approximately $3.1 million and a net loss of approximately $1.6 million for the 2016 fourth quarter. The final audited financial statements included herein have almost no variance on the gross profit and net income compared to the projections released on February 10, 2016. We made adjustments during the year-end audit process related to stock compensation and the gain loss on derivatives making the final net loss for fourth quarter $1.5 million and for the fiscal year $5.2 million.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations primarily through the issuance of our common stock.

The following table presents details of our working capital and cash and cash equivalents:

	January 31, 2016	January 31, 2015	Increase / (Decrease)
Working Capital	$(4,532,446)	$(1,233,415)	$(3,299,031)
Cash	$231,021	$443,189	$(212,168)

At January 31, 2016, we had total assets of $2,489,481 and total liabilities of $5,917,197. Our current sources of liquidity include our existing cash and cash equivalents and cash from operations and funds raised through the sale of our securities and convertible securities (as described in greater detail below). For the year ended January 31, 2016, we generated gross sales of $12,312,620 and we had a net loss of $5,201,917.

Total current assets of $1,684,751 as of January 31, 2016 included cash of $231,021, accounts receivable of $1,415,559, $30,171 of prepaid assets and other current assets of $8,000.

We had total assets as of January 31, 2016 of $2,489,481 which included the total current assets of $1,684,751, $187,838 of property and equipment, net, $593,325 of intangible assets, and $23,567 of other assets.

We had total liabilities of $5,917,197 as of January 31, 2016, which were solely current liabilities and included $3,527,083 of accounts payable, $84,174 of accrued royalty – related party (relating to amounts accrued in connection with the FSHR License Agreement), and $497,431 of accrued expenses, $1,029,558 of convertible notes payable, net of discount, and $778,951 of conversion feature for the derivative liability.

Our revenues for fiscal 2016 improved by 29% while total operating expenses decreased by 23%. Gross margin improvements remain a key factor in our growth. Gross profit margins in fiscal 2016 were better than in 2015 but were still tight as significant discounts and deductions were given to gain distribution and market penetration. As these accounts mature, we expect our gross margins to increase in the upcoming year into the mid to high 30% range. Additionally, as our business expands, we expect to ship to some of our customers without a distributor, which will help improve gross margins.

The goal for the end of fiscal 2017 is to become EBITDA positive while increasing revenues. We will remain flexible in the implementation of our business strategy and will revise downward our funding requirements and further reduce our selling and marketing and our general and administrative expenses to a level that is in line with our financial means but consistent with our vision.

Our ability to meet our obligations in the ordinary course of business is dependent upon our ability to sell our products directly to end users and through distributors, establish profitable operations through increased sales and decreased expenses and obtain additional funds when needed.

Although our sales and revenues have increased significantly on an annual basis, the Company has incurred a net loss of $5,201,917 and $10,280,985 for the years ended January 31, 2016 and 2015, respectively and had an accumulated deficit of $29,245,750 at January 31, 2016. In addition, the Company has a history of losses and has not generated net income from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The operations of the Company have primarily been funded by the issuance of its common stock. The Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to sell its products directly to end-users and through distributors, establish profitable operations through increased sales and decreased expenses, and obtain additional funds when needed. We may not be able to increase sales or reduce expenses to a level necessary to meet our current obligations or continue as a going concern. As a result, the opinion the Company received from its independent registered public accounting firm on its January 31, 2015 financial statements contains an explanatory paragraph stating that there is substantial doubt regarding the Company’s ability to continue as a going concern. If we become unable to continue as a going concern, we may have to liquidate our assets, and may realize significantly less than the values at which they are carried on our financial statements, and stockholders may lose all or part of their investment in our common stock. The accompanying financial statements do not contain any adjustments for this uncertainty.

In addition to the above, the Company’s largest supplier of products recently agreed to extend the Company’s required terms of payment from thirty days to one hundred and twenty days from the date product is received, which will provide the Company approximately $2.0 million of short term capital in the near term.

Cash Flows

	Year Ended January 31,
	2016	2015
Net cash used in operating activities	$(2,096,525)	$(2,695,394)
Net cash provided by investing activities	$83,644	$56,426
Net cash provided by financing activities	$1,800,713	$2,495,035

Operating Activities

Compared to the corresponding period in 2015, net cash used in operating activities decreased by $868,869 for the year ended January 31, 2016. Net cash used in operating activities for the year ended January 31, 2016 was primarily due to $5,201,917 of net loss, offset by $1,713,764 in share based employee compensation, $1,034,183 in accounts payable, $204,284 in common stock issued for services, and $176,884 in depreciation, offset by a $311,307 decrease in accounts receivable compared to the prior fiscal year.

Investing Activities

Net cash used in investing activities for the year ended January 31, 2016 was solely due to the purchase and sale of property and equipment.

Financing Activities

Compared to the corresponding period in fiscal 2015, net cash provided by financing activities decreased by approximately $694,322 for the year ended January 31, 2016 primarily from the $1,957,312 loss on settlement of debt in 2015 as described below.

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

Line of Credit

The Company entered into an unsecured Revolving Line of Credit Agreement with Colorado Medical Finance Services, LLC, dba Gold Gross Capital LLC on June 9, 2015, with an effective date of February 16, 2015. The line of credit allows the Company the right to borrow up to $500,000 from the lender from time to time. On March 26, 2015, the lender advanced $250,000 to us under the terms of the line of credit. Amounts owed under the line of credit are to be memorialized by revolving credit notes in the form attached to the line of credit, provided that no formal note has been entered into to advance amounts borrowed to date. Amounts borrowed under the line of credit accrue interest at the rate of 17.5% per annum and can be repaid at any time without penalty. A total of 10% of the interest rate is payable in cash and the other 7.5% of the interest rate is payable in cash, or at the option of the lender and with our consent, or by a reduction in amounts owed to us by the lender in connection with the sale of coffee or other promotional activities. The line of credit expires, and all amounts are due under the line of credit on September 26, 2016. The line of credit contains customary events of default, and upon the occurrence of an event of default the lender can suspend further advances and require the Company to declare the entire amount then owed immediately due, subject to a 10 day period pursuant to which we have the right to cure any default. Upon the occurrence of an event of default the amounts owed under the line of credit bear interest at the rate of 20% per annum. Proceeds from the line of credit can be solely used for working capital purposes. The lender has no relationship with the Company or its affiliates. As of January 31, 2016, the Company had borrowed a total of $250,000 under the Line of Credit and the balance due was $162,347.

Convertible Note with JSJ Investments Inc.

On September 9, 2015, we sold a 12% Convertible Note to JSJ Investments Inc. (“JSJ” and the “JSJ Convertible Note”) in the amount of $275,000. Amounts owed under the JSJ Convertible Note accrue interest at the rate of 12% per annum (18% upon an event of default). The JSJ Convertible Note was originally payable by us on demand by JSJ at any time after March 6, 2016. We have the right to prepay the JSJ Convertible Note (a) for an amount equal to 135% of the then balance of such note until the 180th day following the date of the note, and (b) for an amount equal to 150% of the balance of such note subsequent to the maturity date (provided the holder consents to such payment after maturity).

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

On March 1, 2016, we entered into a side letter agreement with JSJ. Pursuant to the side letter agreement, JSJ agreed to extend the maturity date of the JSJ Note to December 9, 2016 (from March 9, 2016), and we agreed to amend the terms of the JSJ Note relating to prepayment, to allow us the right to prepay the JSJ Note (a) from March 1, 2016 to September 9, 2016, provided we pay a redemption premium of 135% of the principal amount of such note together with accrued interest thereon, and (b) from September 10, 2016 to the maturity date, provided we pay a redemption premium of 150% of the principal amount of such note together with accrued interest thereon. The side letter agreement also amended the JSJ Note to (a) allow JSJ the right at any time after September 9, 2016, to convert the amount owed under the JSJ Note into shares of our common stock at a 40% discount to the third lowest trade during the previous 10 trading days prior to the date of conversion, provided that in no event will such conversion price be less than $0.00005 per share; and (b) to add a 4.99% ownership limitation which prevents JSJ from converting the note into our common stock in the event it and its affiliates would beneficially own more than 4.99% of our common stock upon such conversion, provided that such percentage can be increased by JSJ with 61 days prior written notice up to 9.99%. The side letter agreement also amended the events of default under the JSJ Note to include other additional customary events of default, in the event we cease filing reports with the Securities and Exchange Commission or if we file a Form 15.

In connection with the parties’ entry into the side letter agreement, we paid JSJ $117,253, including $16,003 of interest due on the JSJ Note through March 1, 2016, $5,000 of JSJ’s legal fees and $96,250 in consideration for JSJ agreeing to extend the due date of the JSJ Note (which represents the prepayment penalty which would have been due had we repaid the JSJ Note when due).

We hope to repay the JSJ Note prior to any conversion. In the event that the JSJ Note is not repaid in cash in its entirety, Company shareholders may suffer dilution if and to the extent that the balance of the JSJ Note is converted into common stock.

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

Beginning on the date that is six (6) months after the Closing Date and on the same day of each month thereafter until the maturity date, so long as any amount is outstanding under the Typenex Note, the Company is required to pay to Typenex installments of principal equal to $75,000 (or such lesser principal amount as is then outstanding), plus the sum of any accrued and unpaid interest, at the request of Typenex. Payments of each installment amount may be made in cash, subject to the terms of the note. Alternatively, the Company may elect to pay an installment amount in Common Stock based on the Market Price.

Beginning six (6) months after the Closing Date, Typenex may convert the balance of the Typenex Note, or any installment or portion thereof, utilizing the conversion price calculation set forth below. Generally, the conversion price will be $0.30 per share; however, in the event the Company’s market capitalization falls below $3 million, then the conversion price is the lower of (a) $0.30 per share, and (b) the Market Price. The “Market Price” is calculated by applying a discount of 40% (provided that under certain events the discount may be increased to up to 60%, upon the occurrence of certain events (with a reduction of 5% per event) such as the value of common stock (as calculated in the note) declining below $0.10 per share; the Company not being DWAC eligible; the Company’s common stock not being DTC eligible; or the occurrence of any major default (as described in the note)), to the average of the three (3) lowest intra-day trading prices of the Company’s common stock during the ten (10) trading days immediately preceding the applicable conversion. Additionally, 20 days after shares issued upon redemption of the note are eligible to be freely traded by Typenex (as described in the note), there is a required true up, whereby Typenex is required to be issued additional shares in the event the trading price of the Company’s common stock has declined from the time of original issuance to the date such shares are ‘free trading’ as described in the Typenex Note.

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

The Typenex Note includes customary and usual events of default. In the event of a default, the Typenex Note may be accelerated by Typenex. The outstanding balance would be immediately due and payable. We are required to repay Typenex additional amounts (including the value of the amount then due in common stock, at the highest intraday trading price of the amount then due under the note) and/or liquidated damages in addition to the amount owed under the Typenex Note. In addition, we owe certain fees and liquidated damages to Typenex if we fail to timely issue shares of common stock under the Typenex Note.

Typenex is prohibited from owning more than 4.99% of the Company’s outstanding shares, pursuant to the Typenex Note, unless the market capitalization of the Company’s common stock is less than $10,000,000, in which case Typenex is prohibited from owning more than 9.99% of the Company’s outstanding shares.

In March and April 2016, we repaid an aggregate of $150,000 ($75,000 in each of March and April) of the amount owed to Typenex in connection with a redemption request received from Typenex.

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

Convertible Promissory Note with JMJ Financial

On September 16, 2015, we sold JMJ Financial (“JMJ”) a Convertible Promissory Note in the principal amount of up to $900,000 (the “JMJ Convertible Note”). The initial amount received in connection with the sale of the JMJ Convertible Note was $350,000, and a total of $431,200 is currently due under the JMJ Convertible Note (not including the interest charge described below), as all amounts borrowed under the note include a 10% original issue discount. Moving forward, JMJ may loan us additional funds (up to $900,000 in aggregate) at our request, provided that JMJ has the right in its sole discretion to approve any future request for additional funding. Each advance under the JMJ Convertible Note is due two years from the date of such advance, with the amount initially funded under the note due on September 16, 2017.

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

September 2015 Convertible Promissory Note with Vis Vires Group

On September 24, 2015, we sold Vis Vires Group, Inc. (“Vis Vires”) a Convertible Promissory Note (with an issuance date of September 9, 2015) in the principal amount of $254,000 (the “Vis Vires 2015 Convertible Note”), pursuant to a Securities Purchase Agreement, dated September 9, 2015. The Vis Vires 2015 Convertible Note bears interest at the rate of 8% per annum (22% upon an event of default) and was due and payable on June 11, 2016, provided that we repaid the Vis Vires 2015 Convertible Note in full in March 2016.

The principal amount of the Vis Vires 2015 Convertible Note and all accrued interest was convertible at the option of the holder thereof into our common stock at any time following the 180th day after the Vis Vires 2015 Convertible Note was issued. The conversion price of the Vis Vires 2015 Convertible Note is equal to the greater of (a) 65% (a 35% discount) multiplied by the average of the lowest five closing bid prices of our common stock during the ten trading days immediately prior to the date of any conversion; and (b) $0.00009. At no time could the Vis Vires 2015 Convertible Note be converted into shares of our common stock if such conversion would have resulted in Vis Vires and its affiliates owning an aggregate of in excess of 9.99% of the then outstanding shares of our common stock.

We had the right to prepay in full the unpaid principal and interest on the Vis Vires 2015 Convertible Note, upon notice, any time prior to the 180th day after the issuance date. Any prepayment was subject to payment of a prepayment amount ranging from 108% to 133% of the then outstanding balance on the Vis Vires 2015 Convertible Note (inclusive of accrued and unpaid interest and any default amounts then owing), depending on when such prepayment is made.

We paid $4,000 of Vis Vires’s attorney’s fees in connection with the sale of the Vis Vires 2015 Convertible Note.

In March 2016, we paid $347,172 to satisfy the amount outstanding under the Vis Vires 2015 Convertible Note in full.

Third Party Loans

In October 2015, we borrowed $150,000 from a third-party lender. The October 2015 loan had a seven month term, a total payback amount of $202,500 and was payable by way of 147 daily payments of $1,378. In November 2015, we borrowed $65,000 from the same lender. The November 2015 loan had a term of six months, a total payable amount of $89,700 and was payable by way of 126 daily payments of $712. In January 2016, we borrowed $220,000 from the same lender (of which $91,887.70 was new lending and $128,112.30 was used to repay the balance on the October 2015 loan). There was $215,173 outstanding as of January 31, 2016. The January 2016 loan has a term of ten months, a total payback amount of $290,400 and is payable by way of 210 daily payments of $1,383. In February 2016, we borrowed $100,000 from the same lender which has a six-month term, a total payback amount of $130,000 and is payable by way of 126 daily payments of $1,032. In April 2016, we borrowed $115,000 from the same lender (of which $90,000 was new lending and the remainder was used to pay back the balance on the November 2015 loan). The April 2016 loan has a term of eight months, a total payable amount of $158,700 and is payable by way of 168 daily payments of $945. The loans are secured by a security interest in all of our accounts, equipment, inventory and investment property. We have the right to repay the loans within the first 30 days after the effective date of each loan at the rate of 85% of the applicable repayment amount and between 31 and 90 days after the effective date of each loan at the rate of 90% of the applicable repayment amount. The interest rates on these loans range from 30-38% per annum.

5% Convertible Promissory Notes with Duck Duck Spruce, LLC

On March 8, 2016, and March 15, 2016, we sold Duck Duck Spruce, LLC (“Duck Duck”) two 5% Convertible Promissory Notes with face amounts of $330,000, representing $300,000 borrowed from Duck Duck and a 10% original issue discount ($30,000), and $220,000, representing $200,000 borrowed from Duck Duck and a 10% original issue discount ($20,000), respectively (each a “Duck Duck Note”, and collectively, the “Duck Duck Notes”). The Duck Duck Notes accrue interest at the rate of 5% per annum (the lesser of 10% per annum and the highest rate allowed per law upon an event of default), and are due on December 8, 2016 (as to the March 9, 2016 note) and March 15, 2016 (as to the March 15, 2016 note), provided that if we repay the Duck Duck Notes more than 90 days after the issuance date thereof, the 5% interest which would have accrued through maturity is required to be paid to Duck Duck at the time of repayment.

The Duck Duck Notes can be repaid by us prior to the 180th day after the issuance date thereof along with a prepayment penalty of between 105% and 130% of the principal amount owed thereunder, plus interest (which as described above requires the total of interest through maturity if repaid more than 90 days after the issuance date). After the 180th day after the issuance date the notes cannot be repaid without the written consent of Duck Duck.

The Duck Duck Notes provide for standard and customary events of default such as failing to timely make payments under the Duck Duck Notes when due and the failure of the Company to timely comply with the Securities Exchange Act of 1934, as amended, reporting requirements.

The amounts owed under the Duck Duck Notes are convertible into shares of our common stock from time to time after the 180th day after the issuance date of thereof at the option of Duck Duck, at a 35% discount (increasing by 10% if we are placed on the “chilled” list with the DTC, increasing by 5% if we are not DWAC eligible, and increasing by another 5% upon the occurrence of any event of default under the note) to the average of the two lowest closing prices of our common stock during the 10 consecutive trading days prior to the date of conversion, provided that all conversions are subject to a floor of $0.05 per share.

At no time may the Duck Duck Notes be converted into shares of our common stock if such conversion would result in Duck Duck and its affiliates owning an aggregate of in excess of 9.99% of the then outstanding shares of our common stock.

The March 15, 2016 Duck Duck Note also (a) required us to issue 250,000 shares of restricted common stock to Duck Duck in consideration for agreeing to the sale of such note; and (b) provided that as long as the note is outstanding, upon any issuance by us of any convertible debt security (whether such debt begins with a convertible feature or such feature is added at a later date) with any conversion price term more favorable than such Duck Duck Note, then at Duck Duck’s option, such conversion price term can apply to such March 15, 2016 Duck Duck Note.

We hope to repay the Duck Duck Notes prior to any conversion. In the event that the Duck Duck Notes are not repaid in cash in their entirety, Company shareholders may suffer dilution if and to the extent that the balance of the Duck Duck Notes is converted into common stock.

March 2016 Convertible Promissory Note with Vis Vires Group

On March 16, 2016, we sold Vis Vires a Convertible Promissory Note (with an issuance date of March 11, 2016) in the principal amount of $225,000 (the “Vis Vires Convertible Note”), pursuant to a Securities Purchase Agreement, dated March 11, 2016. The Vis Vires Convertible Note bears interest at the rate of 8% per annum (22% upon an event of default) and is due and payable on December 15, 2016. The Vis Vires Convertible Note provides for standard and customary events of default such as failing to timely make payments under the Vis Vires Convertible Note when due and the failure of the Company to timely comply with the Securities Exchange Act of 1934, as amended, reporting requirements. Additionally, upon the occurrence of certain fundamental defaults, as described in the Vis Vires Convertible Note, we are required to pay Vis Vires liquidated damages in addition to the amount owed under the Vis Vires Convertible Note.

The principal amount of the Vis Vires Convertible Note and all accrued interest is convertible at the option of the holder thereof into our common stock at any time following the 180th day after the Vis Vires Convertible Note was issued. The conversion price of the Vis Vires Convertible Note is equal to the greater of (a) 65% (a 35% discount) multiplied by the average of the lowest five closing bid prices of our common stock during the ten trading days immediately prior to the date of any conversion; and (b) $0.00009, provided that the conversion price during major announcements (as described in the Vis Vires Convertible Note) is the lower of the conversion price on the announcement date of such major announcement and the conversion price on the date of conversion. In the event we fail to deliver the shares of common stock issuable upon conversion of the note within three business days of our receipt of a conversion notice, we are required to pay Vis Vires $2,000 per day for each day that we fail to deliver such shares. The Vis Vires Convertible Note conversion price also includes anti-dilution protection such that in the event we issue or are deemed to have issued common stock or convertible securities at a price equal to less than the conversion price of the Vis Vires Convertible Note in effect on the date of such issuance or deemed issuance, the conversion price of the Vis Vires Convertible Note is automatically reduced to such lower price, subject to certain exceptions in the note.

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

We paid $3,000 of Vis Vires’s attorney’s fees in connection with the sale of the Vis Vires Convertible Note.

We hope to repay the Vis Vires Convertible Note prior to any conversion. In the event that the Vis Vires Convertible Note is not repaid in cash in its entirety, Company shareholders may suffer dilution if and to the extent that the balance of the Vis Vires Convertible Note is converted into common stock.

Off-Balance Sheet Arrangements

As part of our on-going business, we have not participated in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangement or other contractually narrow or limited purposes. As of January 31, 2016, we are not involved in any material unconsolidated SPEs.

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

Impairment of Long-Lived Assets. Long-lived assets include a license agreement that was recorded at the estimated cost to acquire the asset (See Note 4 to the financial statements included in this annual report). The license agreement is reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their estimated fair values. Management evaluated the carrying value of the license and determined that no impairment existed at January 31, 2016 or 2015.

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

Derivative Liabilities. A derivative is an instrument whose value is “derived” from an underlying instrument or index such as a future, forward, swap, option contract, or other financial instrument with similar characteristics, including certain derivative instruments embedded in other contracts and for hedging activities. As a matter of policy, we do not invest in separable financial derivatives or engage in hedging transactions. However, we have entered into certain convertible debt financing transactions in fiscal 2016 containing certain embedded features that have resulted in the instruments being deemed derivatives. We may engage in other similar complex financing transactions in the future, but not with the intention to enter into derivative instruments. Derivatives are measured at fair value using the Monte Carlo simulation pricing model and marked to market through earnings. However, such new and/or complex instruments may have immature or limited markets. As a result, the pricing models used for valuation of derivatives often incorporate significant estimates and assumptions. Changes in these subjective assumptions can materially affect the estimate of the fair value of the derivative liabilities and, consequently, the related amount recognized as a change in fair value of derivative liabilities on the consolidated statement of operations. Furthermore, depending on the terms of a derivative, the valuation of derivatives may be removed from the financial statements upon exercise or conversion of the underlying instrument into some other security or if the contract is modified.

Significant Recent Accounting Pronouncements

Accounting standards that have been issued by the FASB or other standards setting bodies that do not require adoption until a future date are being evaluated by the Company to determine whether adoption will have a material impact on the Company's financial statements. Such pronouncements include the following:

Financial Accounting Standards Board, or FASB, Accounting Standards Update, or ASU 2016-02 “Leases (Topic 842)” - In February 2016, the FASB issued ASU 2016-02, which will require lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. Lessor accounting is similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard. This ASU is effective for fiscal years beginning after December 18, 2018, including interim periods within those fiscal years. We are currently evaluating the potential impact this standard will have on our consolidated financial statements and related disclosures.

FASB ASU 2014-09 “Revenue from Contracts with Customers (Topic 606),” or ASU 2014-09 - In May 2014, the FASB issued ASU 2014-09, which supersedes the revenue recognition requirements of Accounting Standards Codification, or ASC, Topic 605 "Revenue Recognition." This ASU is effective for annual reporting periods beginning after December 15, 2017, with the option to adopt as early as December 15, 2017. We are currently assessing the impact of adoption of this ASU on our consolidated results of operations, cash flows and financial position.

In June 2014, the FASB issued ASU No. 2014-12, Compensation – Stock Compensation: Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period (“ASU 2014-12”). The guidance requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. The guidance will be effective for the Company in the fiscal year beginning February 1, 2016, and early adoption is permitted. The Company is currently evaluating the impact of this guidance, if any, on its financial statements.

Management is evaluating the significance of the recent accounting pronouncement ASU 2014-15, Presentation of Financial Statements – Going Concern (subtopic 205-40); disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, and has not yet concluded whether the pronouncement will have a significant effect on the Company’s future financial statements. Such standard is effective for the Company for the fiscal year beginning February 1, 2017.

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

Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was not effective as of January 31, 2016.

A material weakness is a deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at January 31, 2016:

(1)        lack of a functioning audit committee and lack of a majority of outside directors on the Company’s Board of Directors capable to oversee the audit function; and

(2)        ineffective controls over period end financial disclosure and reporting processes.

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

Changes in Internal Control over Financial Reporting

During fiscal year 2016, we have remediated the following prior year material weaknesses:

(a)        inadequate segregation of duties due to limited number of personnel, which makes the reporting process susceptible to management override; and

(b)        insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of GAAP and SEC disclosure requirements.

Specifically, we added sufficient personnel in our finance/accounting department with specific responsibilities to provide checks and balances to achieve proper segregation of duties. We also improved the completeness and quality of documentation for our internal control processes over financial reporting.

There were no additional changes in internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table and accompanying descriptions indicate the name of each officer and director of the Company.

Name	Position	Date First Appointed as Director	Age
Rohan Marley	Chairman of Board	March 2008	43
Brent Toevs	Chief Executive Officer and Director	August 2011	50
Anh Tran	President, Chief Operating Officer, Secretary, Treasurer and Director	May 2010	39

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

From July 2010 to the present, Mr. Marley has served as Chairman of Marley Coffee, Ltd., a limited company formed under the laws of Jamaica in July 2010 with a principal place of business in Kingston, Jamaica. Marley Coffee is in the business of producing coffee and selling it through various distribution outlets including through Marley Coffee, LLC (MCL). Since February 2009, Mr. Marley has served as Co-Manager of MCL, which is in the business of producing coffee and selling it through various distribution outlets. From January 2006 to February 2009, Mr. Marley was an entrepreneur principally engaged in planning and developing the business plan for MCL and the Marley Coffee brand. Mr. Marley has been in the coffee business since 1999 when he bought a farm in the Blue Mountain region of Jamaica and began his career in the business of organic coffee farming. In addition, during the past over 15 years, Mr. Marley has been deeply involved in Marley family businesses which seek to spread the message of his father, music icon, Bob Marley, through numerous product distribution and co-branding arrangements and other strategic alliances. In 2004, Mr. Marley founded Tuff Gong Clothing, a privately held clothing designer. Mr. Marley believes strongly in giving back to human causes and communities in need. To help promote happiness and prosperity, Marley Coffee partnered with Waterwise Coffee to help provide clean water in the coffee growing regions where the Company sources coffee. Mr. Marley’s leadership in creating the vision for the Company and his experience helping run his family’s businesses are of great value to the board.

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

Board of Directors Meetings

During the fiscal year that ended on January 31, 2016, the Board held no official meetings and took all other actions via the unanimous written consent of the Board of Directors; provided that the Board did confer on a regular, frequent and informal basis throughout the year. All directors attended at least 75% of the Board of Directors during fiscal year 2016. The Company encourages, but does not require all directors to be present at annual meetings of stockholders.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who beneficially own more than 10% of our common stock to file reports of their ownership of, and transactions in, our common stock with the SEC and to furnish us with copies of the reports they file. Based solely upon our review of the Section 16(a) filings that have been furnished to us and representations by our directors and executive officers, we believe that all filings required to be made under Section 16(a) during fiscal 2015 were timely made, except that Brent Toevs, our Chief Executive Officer and director, inadvertently failed to timely report three (3) transactions on Form 4; Anh Tran, our President and director, inadvertently failed to timely report three (3) transactions on Form 4; and Rohan Marley, our Chairman, inadvertently failed to timely report three (3) transactions on Form 4. Similarly, from February 1, 2016 through the date of this filing, we believe that all filings required to be made under Section 16(a) were timely made, except that Brent Toevs, our Chief Executive Officer and director, inadvertently failed to timely report three (3) transactions on Form 4; Anh Tran, our President and director, inadvertently failed to timely report three (3) transactions on Form 4; and Rohan Marley, our Chairman, inadvertently failed to timely report three (3) transactions on Form 4. Additionally, the Form 4 relating to the six (6) transactions inadvertently not timely filed by Mr. Marley remains outstanding as of the date of this report, provided that Mr. Marley plans to file such Form 4 shortly after the date hereof.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth certain information concerning compensation earned by or paid to certain persons who we refer to as our “Named Executive Officers” for services provided for the fiscal years ended January 31, 2016 and 2015 (Fiscal 2016 and Fiscal 2015, respectively). Our Named Executive Officers include persons who (i) served as our principal executive officer or acted in a similar capacity during Fiscal 2016 and 2015, (ii) were serving at fiscal year-end as our two most highly compensated executive officers, other than the principal executive officer, whose total compensation exceeded $100,000, and (iii) if applicable, up to two additional individuals for whom disclosure would have been provided as a most highly compensated executive officer, but for the fact that the individual was not serving as an executive officer at fiscal year-end.

Summary Compensation Table

Name & Principal Position	Year	Salary		Bonus		Option Awards (1)		Stock Awards (1)		All Other Compensation		Total
Brent R. Toevs	2016	$196,948	(2)	$—		$413,600	(3)	$33,082	(2)	$14,146	(4)	$657,776
Chief Executive Officer (Principal Executive Officer)	2015	$186,992	(2)	$50,000	(5)	$356,356	(6)	$32,065	(2)	$30,332	(4)	$655,745
Anh T. Tran	2016	$154,340	(7)	$—		$413,600	(8)	$26,012	(7)	$12,150	(9)	$606,102
President, Chief Operating Officer, Secretary and Treasurer)	2015	$157,667	(7)	$50,000	(10)	$420,523	(11)	$24,200	(7)	$20,203	(9)	$672,593
(Principal Financial Officer and Principal Accounting Officer

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

(2)           A total of $33,082 of the compensation due to Mr. Toevs for the year ended January 31, 2016, was paid to Mr. Toevs by way of the issuance to Mr. Toevs of 300,749 shares of common stock, which were valued at $0.11 per share. These shares were issued after the year ended January 31, 2016. A total of $32,065 of the compensation due to Mr. Toevs for the year ending January 31, 2015, was paid to Mr. Toevs by way of the issuance to Mr. Toevs of 94,309 shares of common stock, which were valued at $0.34 per share.

(3)           On June 30, 2015, Mr. Toevs was granted stock options to purchase 2 million shares of common stock under the 2013 Stock Incentive Plan vesting over 4 years with an exercise price of $0.195 per share. In addition, on June 30, 2015, options to purchase 1,333,334 shares of common stock held by Mr. Toevs which originally had an exercise price of $0.40 per share, were re-priced to have an exercise price of $0.195 per share.

(4)           This amount represents the reimbursement of personal expenses incurred on behalf of the business as outlined in Mr. Toev’s employment agreement such as allowances for retirement funding, car, phone and home office expenses.

(5)           On December 4, 2014, the Company’s Board of Directors awarded a bonus of $50,000 to Mr. Toevs for services rendered during the 2015 fiscal year as an officer and director of the Company. The bonus was paid via the issuance of 263,157 shares of common stock issued pursuant to the Company’s 2012 Stock Incentive Plan and registered with the Commission pursuant to the Company’s Form S-8 Registration Statement, filed with the Commission on November 13, 2012 and amended on October 17, 2013. The 263,157 shares were valued at $50,000, based on the $0.19 per share closing price of the Company’s common stock on the date of grant.

(6)           On January 17, 2013, Mr. Toevs was granted stock options to purchase 1 million shares of common stock under the 2012 Stock Incentive Plan vesting over 4 years with an exercise price of $0.16 per share. In addition, on September 10, 2013, Mr. Toevs was granted stock options to purchase 2 million shares of common stock under the 2013 Stock Incentive Plan vesting over 4 years with an exercise price of $0.46 per share. The amount set forth in the table above represents the cost to the Company over the vesting life of the options.

(7)           A total of $26,012 of the compensation due to Mr. Tran for the year ending January 31, 2016, was paid to Mr. Tran by way of the issuance of 236,468 shares of common stock, which were valued at $0.11 per share. A total of $24,200 of the compensation due to Mr. Tran for the year ending January 31, 2015, was paid to Mr. Tran by way of the issuance of 71,176 shares of common stock, which were valued at $0.34 per share.

(8)           On June 30, 2015, Mr. Tran was granted stock options to purchase 2 million shares of common stock under the 2013 Stock Incentive Plan vesting over 4 years with an exercise price of $0.195 per share. In addition, on June 30, 2015, options to purchase 1,333,334 shares of common stock held by Mr. Tran which originally had an exercise price of $0.40 per share, were re-priced to have an exercise price of $0.195 per share.

(9)           This amount represents the reimbursement of personal expenses incurred on behalf of the business as outlined in Mr. Tran’s employment agreement, such as allowances for retirement funding, auto and home office expenses.

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

DIRECTOR COMPENSATION

The following table presents summary information regarding compensation of the non-executive members of our Board of Directors who served during any part of the fiscal year ended January 31, 2016.

		Fees Earned			Stock	All Other
	Fiscal	Or Paid In	Option		Awards	Compensation
Name (1)	Year	Cash ($)	Awards ($)(1)		($)(2)	($)	Total ($)
Rohan A. Marley	2016	$145,997	$413,600	(3)	$14,476 (4)	$18,402 (5)	$592,475
	2015	$161,454	$420,523	(6)	$50,000 (7)	$—	$631,977

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

 (2)          Amounts in this column represent the aggregate issuance date fair value of stock awards computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.

 (3)          On June 30, 2015, Mr. Marley was granted stock options to purchase 2 million shares of common stock under the 2013 Stock Incentive Plan vesting over 4 years with an exercise price of $0.195 per share. In addition, on June 30, 2015, options to purchase 1,333,334 shares of common stock held by Mr. Marley which originally had an exercise price of $0.40 per share, were re-priced to have an exercise price of $0.195 per share.

 (4)          Represents the value of 131,600 shares of common stock approved for issuance to Mr. Marley by the Board of Directors in consideration for services rendered during the year ended January 31, 2016.

 (5)          Represents reimbursements for various expenses and benefits.

 (6)          On January 17, 2013, Mr. Marley was granted stock options to purchase 2 million shares of common stock under the 2012 Stock Incentive Plan vesting over 4 years with an exercise price of $0.16 per share. In addition, on September 10, 2013, Mr. Marley was granted stock options to purchase 2 million shares of common stock under the 2013 Stock Incentive Plan vesting over 4 years with an exercise price of $0.46 per share. The amount shown in the table above represents the cost to the Company over the vesting life of the options. See also footnote 2 for information regarding the repricing of certain of these options.

 (7)          On December 4, 2014, the Company’s Board of Directors awarded a bonus of $50,000 to Mr. Marley for services rendered during the 2015 fiscal year as Chairman of the Company. The bonus was paid via the issuance of 263,157 shares of common stock issued pursuant to the Company’s 2012 Stock Incentive Plan and registered with the Commission pursuant to the Company’s Form S-8 Registration Statement, filed with the Commission on November 13, 2012 and amended on October 17, 2013. The 263,157 shares were valued at $50,000, based on the $0.19 per share closing price of the Company’s common stock on the date of grant.

Mr. Rohan Marley serves as Chairman of the Board of the Company. For his guidance and direction as Chairman of the Board of the Company, he is compensated a fee of $14,476 per month in addition to the occasional grant of the options and issuance of shares of our common stock in the discretion of the Board.

Our directors, Mr. Anh Tran and Mr. Brent Toevs, are not compensated for serving on the Board of Directors, other than through the compensation they receive as officers of the Company (described above).

On June 30, 2015, our Board of Directors repriced all unvested options to purchase shares of the Company’s common stock granted to Mr. Toevs and Mr. Tran in August 2013 under and pursuant to our 2013 Equity Incentive Plan, which originally had an exercise price of $0.46 per share, to an exercise price of $0.195 per share, provided no other terms of the options were changed except for the re-pricing of 1,333,334 of the 2 million options previously granted; and granted to each of Mr. Toevs and Mr. Tran options to purchase 2 million shares of the Company’s common stock at an exercise price of $0.195 per share, with 666,666 options vesting on June 30, 2016 and 666,667 options vesting on June 30, 2017 and 2018, respectively. The Board of Directors also re-confirmed the $10,000 per month compensation payable to our Chairman, Rohan Marley, re-priced Mr. Marley’s 1,333,334 unvested stock options granted to Mr. Marley in August 2013, under and pursuant to our 2013 Equity Incentive Plan, to have identical terms as the options held by Mr. Toevs and Mr. Tran which were re-priced as described above, and granted Mr. Marley new stock options to purchase 2 million shares of common stock which have identical terms as the stock options granted to Mr. Toevs and Mr. Tran (described above).

On March 10, 2016, the Board of Directors approved the repricing of options to purchase 6 million shares of the Company’s common stock originally issued to the Company’s executive officers and directors in June 2015. Specifically, the Board of Directors approved a change in the exercise price of such options from $0.195 per share to $0.12 per share, provided no other terms of the options were changed except for the re-pricing. As a result of the repricing, our executive officers and directors, Brent Toevs, Anh Tran and Rohan Marley, each hold options to purchase 2 million shares of the Company’s common stock at an exercise price of $0.12 per share, with 666,666 options vesting on June 30, 2016 and 666,667 options vesting on June 30, 2017 and 2018, respectively.

Additionally, on March 29, 2016, the Company’s Board of Directors awarded a bonus of $50,000 to each of Mr. Toevs, Mr. Tran and Mr. Marley for services rendered during the 2017 fiscal year as officers and directors (as applicable) of the Company. The bonus was paid via the issuance of 500,000 shares of common stock issued to each officer and director pursuant to the Company’s 2015 Amended and Restated Stock Incentive Plan and registered with the Commission pursuant to the Company’s Form S-8 Registration. The 500,000 shares were valued at $50,000, based on the $0.10 per share closing price of the Company’s common stock on the date of grant.

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

In the event of termination of Mr. Toevs’ employment by the Company without cause or by Mr. Toevs for good reason (each as described in the agreement), the Company agreed to pay Mr. Toevs, in addition to all other compensation which he would be due, twelve months of salary under the agreement as severance pay (or such lesser amount of months then left on the term), and that all unvested options would vest to Mr. Toevs immediately. In the event of the termination of the agreement by the Company without cause or by Mr. Toevs for good reason, the non-compete and non-solicitation provisions (described below) of the agreement terminate and are of no force or effect. In the event of the termination of Mr. Toevs’ employment due to his death or by the Company with cause (as described in the agreement), the Company agreed to pay Mr. Toevs, in addition to all other compensation which he would be due, six months of salary under the agreement as severance pay (or such lesser amount of months then left on the term), and that any unvested options would be forfeited upon such termination date. In the event of the termination of Mr. Toevs’ employment either six months prior to or six months after a change of control (as defined and described in the agreement), Mr. Toevs is to receive all consideration due to him as of the date of termination of the employment agreement plus, as a severance payment, all salary due to him had the employment agreement extended until the end of the stated term, any unvested options shall vest immediately, Mr. Toevs is to receive a cash payment equal to the value of any previously expired options, and the non-compete and non-solicitation provisions of the agreement terminate and are of no force or effect. In the event the agreement is terminated due to Mr. Toevs’ disability, Mr. Toevs is to receive compensation due to him through the date of termination.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table summarizes certain information regarding unexercised stock options outstanding as of January 31, 2016 for each of the Named Officers.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price	Option Experation Date
Brent R. Toevs	333,333	—		$0.4	8/10/2017
	1,000,000	—		$0.16	1/17/2018
	666,666	—		$0.46	9/10/18
	666,667	666,667	(1)	$0.195	9/10/18
	—	2,000,000	(2)	$0.195	6/30/20

Anh T. Tran	666,667	—		$0.4	8/5/2017
	2,000,000	—		$0.16	1/17/2018
	666,666	—		$0.46	9/10/18
	666,667	666,667	(1)	$0.195	9/10/18
	—	2,000,000	(2)	$0.195	6/30/20

(1)	The options vest on August 1, 2016.
(2)	The options vest at the rate of one-third of such options per year on June 30th of each year.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of our common stock by (i) each person who is known by the Company to own beneficially more than five percent (5%) of our outstanding voting stock; (ii) each of our directors; (iii) each of our executive officers; and (iv) all of our current executive officers and directors as a group, as of May 3, 2016.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and/or investing power with respect to securities. These rules generally provide that shares of common stock subject to options, warrants or other convertible securities that are currently exercisable or convertible, or exercisable or convertible within 60 days of May 3, 2016, are deemed to be outstanding and to be beneficially owned by the person or group holding such options, warrants or other convertible securities for the purpose of computing the percentage ownership of such person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class (a)

Executive Officers and Directors

Common Stock	Rohan A. Marley (1)	19,498,632		14.5%
Common Stock	Anh T. Tran (2)	7,890,256		5.9%
Common Stock	Brent Toevs (3)	5,687,274		4.3%

All Executive Officers and Directors as a Group (Three Persons)		33,076,162		23.2%

5% Stockholders

Common Stock	Mother Parkers Tea & Coffee Inc. (4)	14,296,225	(5)	9.99	% (5)

(a) Calculated based on 130,134,439 shares outstanding as of May 3, 2016, which number does not include the 250,000 shares agreed to be issued to Duck Duck which had not been issued as of May 3, 2016.

* Indicates beneficial ownership of less than 1% of the total outstanding common stock.

(1) Includes 2,000,000 shares held by Marley Coffee, LLC, which shares Mr. Marley is deemed to beneficially own. Includes options to purchase 4,516,666 shares of common stock which have vested to Mr. Marley to date, including options to purchase (a) 666,667 shares of common stock at an exercise price of $0.40 per share, which expire if unexercised on August 5, 2017; (b) 666,667 shares of common stock at an exercise price of $0.195 per share, which expire if unexercised on September 10, 2018; (c) options to purchase 1,850,000 shares of common stock at an exercise price of $0.16 per share, which expire if unexercised on January 17, 2018; (d) options to purchase 666,666 shares of common stock at an exercise price of $0.46 per share, which expire if unexercised on September 10, 2018; and (e) options to purchase 666,666 shares of common stock at an exercise price of $0.12 per share, which expire if unexercised on June 30, 2020. Does not include various other options which have not vested as of the date of this report and will not vest within the next 60 days.

(2) Includes options to purchase 4,666,666 shares of common stock which have vested to Mr. Tran to date, including options to purchase (a) 666,667 shares of common stock at an exercise price of $0.40 per share, which expire if unexercised on August 5, 2017; (b) 666,667 shares of common stock at an exercise price of $0.195 per share, which expire if unexercised on September 10, 2018; (c) options to purchase 2,000,000 shares of common stock at an exercise price of $0.16 per share, which expire if unexercised on January 17, 2018; (d) options to purchase 666,666 shares of common stock at an exercise price of $0.46 per share, which expire if unexercised on September 10, 2018; and (e) options to purchase 666,666 shares of common stock at an exercise price of $0.12 per share, which expire if unexercised on June 30, 2020. Does not include various other options which have not vested as of the date of this report and will not vest within the next 60 days.

(3) Includes options to purchase 3,333,332 shares of common stock which have vested to Mr. Toevs to date, including options to purchase (a) 333,333 shares of common stock at an exercise price of $0.40 per share, which expire if unexercised on August 10, 2017; (b) 666,667 shares of common stock at an exercise price of $0.195 per share, which expire if unexercised on September 10, 2018; (c) options to purchase 1,000,000 shares of common stock at an exercise price of $0.16 per share, which expire if unexercised on January 17, 2018; (d) options to purchase 666,666 shares of common stock at an exercise price of $0.46 per share, which expire if unexercised on September 10, 2018; and (e) options to purchase 666,666 shares of common stock at an exercise price of $0.12 per share, which expire if unexercised on June 30, 2020. Does not include various other options which have not vested as of the date of this report and will not vest within the next 60 days.

(4) The beneficial owners of the shares of common stock held by Mother Parkers Tea & Coffee Inc. are Paul Higgins, Jr. and Michael Higgins, its Co-Chief Executive Officers. The address of Mother Parkers Tea & Coffee Inc. is 2531 Stanfield Road, Mississauga, Ontario L4Y 1S4.

(5) Mother Parkers Tea & Coffee Inc. holds 7,333,529 shares of our common stock and warrants to purchase 7,333,529 shares of our common stock, the warrants have an exercise price of $0.51135 per share, a term of three years and prohibit Mother Parkers Tea & Coffee Inc. from exercising such warrants to the extent such exercise would result in the beneficial ownership of more than 9.99% of the Company’s common stock, subject to Mother Parkers’ right to waive such limitation with 61 days prior written notice (the “Mother Parker’s Ownership Limitation”). The number of shares listed as beneficially owned by Mother Parkers Tea & Coffee Inc. in the table above takes into account the Mother Parker’s Ownership Limitation, and does not include 1,683,529 shares of common stock issuable upon exercise of the warrants, which if exercised by Mother Parkers Tea & Coffee Inc. would exceed the Mother Parker’s Ownership Limitation.

Changes in Control

The Company is not aware of any arrangements which may at a subsequent date result in a change of control of the Company.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (A)	Weighted-average exercise price of outstanding options, warrants and rights (B)		Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column A) (C)

Equity compensation plans approved by stockholders	19,440,000		$0.19	10,231,741

Equity compensation plans not approved by stockholders	4,000,000		0.40	16,333,333

Total	23,440,000	$		26,565,074

EQUITY COMPENSATION PLAN INFORMATION

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

2012 Equity Incentive Plan

On October 14, 2012, the Board of Directors approved the Company’s 2012 Equity Incentive Plan, which was amended and restated on September 19, 2013 (as amended and restated, the “2012 Plan”). The 2012 Plan authorizes the issuance of various forms of stock-based awards, including incentive or non-qualified options, restricted stock awards, restricted units, stock appreciation rights, performance shares and other securities as described in greater detail in the 2012 Plan, to the Company’s employees, officers, directors and consultants. A total of 12,000,000 shares are authorized for issuance under the 2012 Plan, which has been approved by the stockholders of the Company, and as of the date of this filing, a total of 436,907 shares are available for issuance under the 2012 Plan.

2013 Equity Incentive Plan

On September 10, 2013, the Board of Directors approved the Company’s 2013 Equity Incentive Plan (the “2013 Plan”). The 2013 Plan authorizes the issuance of various forms of stock-based awards, including incentive or non-qualified options, restricted stock awards, restricted units, stock appreciation rights, performance shares and other securities as described in greater detail in the 2013 Plan, to the Company’s employees, officers, directors and consultants. A total of 12,000,000 shares are authorized for issuance under the 2013 Plan, which has been approved by the stockholders of the Company to date, and as of the date of this filing, a total of 1,717,652 shares are available for issuance under the 2013 Plan.

2015 Amended and Restated Equity Incentive Plan

On June 30, 2015, our Board of Directors approved and adopted the Company’s 2015 Equity Incentive Plan, which was amended and restated by the Board of Directors on March 10, 2016 (the Amended and Restated 2015 Equity Incentive Plan, the “2015 Plan”). The sole amendment to the 2015 Plan which was affected by the entry into the amended and restated plan was to clarify and confirm that no awards under the 2015 Plan can be issued or granted to any person under the 2015 Plan in connection with, or in consideration for, the offer or sale of securities in a capital-raising transaction, or where such services directly or indirectly promote or maintain a market for the Company’s securities. The 2015 Plan authorizes the issuance of various forms of stock-based awards, including incentive or non-qualified options, restricted stock awards, restricted units, stock appreciation rights, performance shares and other securities as described in greater detail in the 2015 Plan, to the Company’s employees, officers, directors and consultants. Subject to adjustment in connection with the payment of a stock dividend, a stock split or subdivision or combination of the shares of common stock, or a reorganization or reclassification of the Company’s common stock, the maximum aggregate number of shares of common stock which may be issued pursuant to awards under the 2015 Plan is 17,500,000 shares, and as of the date of this filing, a total of 8,927,182 shares are available for issuance under the 2015 Plan.

* * * * *

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as discussed below or otherwise disclosed above under “Item 11. Executive Compensation”, the following sets forth a summary of all transactions since the beginning of the fiscal year of 2015, or any currently proposed transaction, in which the Company was to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at the fiscal year-end for 2016 and 2015, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Item 11. Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

Marley Coffee, Ltd.; Other Related Parties

During the years ended January 31, 2016 and 2015, respectively there are licensing fees accrued and payable of $260,496 and $265,960 to Fifty-Six Hope Road, for the license to use of the name “Marley Coffee”. From inception to January 31, 2016, the Company has incurred royalties of $689,194 to Fifty-Six Hope Road.

During the years ended January 31, 2016 and 2015, the Company made purchases of $602,191 and $764,598, respectively, from Marley Coffee Ltd. (“MC”) a producer of Jamaican Blue Mountain coffee that the Company purchases in the normal course of its business. The Company’s Chairman, Rohan Marley, is an owner of approximately 25% of the equity of MC.

The Company also received $97,796 and $34,348 in rebates from MC during the years ended January 31, 2016 and 2015, respectively, on the Jamaican green coffee purchased. There were no rebates in the prior year. From our inception in 2011 to January 31, 2016, the Company has made purchases of $2,938,886 after credits and rebates from MC. The Company directs these purchases to third-party roasters for fulfillment of sales orders. MC was created in order to have a license to buy and sell Jamaican Blue Mountain (JBM) Coffee. We buy JBM coffee at the most favorable market rate in the market. For the majority of transactions, we buy raw unroasted beans from MC and then resell them to customers around the world. From time to time, it is more economically favorable for the Company to allow MC to sell to our customers directly and then receive a rebate. The Company directs these purchases to third-party roasters for fulfillment of sales orders.

The following describe transactions with entities which are licensees of Hope Road Merchandising, LLC a company in which Rohan Marley is a beneficiary. During the years ended January 31, 2016 and 2015, the Company made purchases of $11,833 and $40,798, respectively, from House of Marley. House of Marley produces headphones and speakers that the Company uses for promotions and trade shows. During the years ended January 31, 2016 and 2015, the Company made purchases of $6,411 and $47, respectively from Zion Rootswear. For the years ended January 31, 2016 and 2015, the Company has made purchases of $0 and $278 from Tuff Gong International. The purchases from Tuff Gong International and Zion Rootswear were for Bob Marley apparel and gifts that were used for marketing and promotions purposes.

The Company has made sales to related parties for the period ending January 31, 2016 of $1,408 to Island Records, $860 to Delivery Agent (for product that is sold on the Bob Marley Website) and $539 to Zion Rootswear. For the year ending January 31, 2015 the Company has made sales to the following related parties $3,780 to Homemedics, $1,980 to Zion Rootswear, and $646 to Bravado International. All of the companies above are licensees of Hope Road Merchandising, LLC, a company in which Rohan Marley is a beneficiary.

During the years ended January 31, 2016 and 2015, the Company paid Rohan Marley Enterprises and Rohan Marley $178,875 and $211,454, respectively, for directors consulting fees, stock salary and bonus and expense reimbursements. The January 31, 2016 total included $164,399 in cash payments and $14,476 in accrued director’s fees paid in February 2016. The January 31, 2015 total included $161,454 in cash payments and $50,000 in stock bonus paid. The Company has paid Rohan Marley Enterprises $385,439 and Rohan Marley $106,335 for a total of $491,774 from inception to January 31, 2016, for director’s fees and expense reimbursements. Rohan Marley Enterprises is the personal S-Corporation of Rohan Marley which he uses to record all of his business transactions.

The total paid to Marley and Plant in prior years was $7,500 in December 2013 for improvements on the Marley Farm.

The total owed to Mother Parkers at January 31, 2016 is $2,053,298 and at January 31, 2015 $1,675,102 was due to Mother Parkers for coffee purchases. The total accounts receivable due from Mother Parkers for the fiscal year ended January 31, 2016 and 2015 is $318,934 and $323,326, respectively.

During the years ended January 31, 2016 and 2015, the Company paid Sondra Toevs $7,242 and $18,416, respectively, and Ellie Toevs $4,431 and $6,231, respectively, for part-time employment. Sondra Toevs is the wife of the CEO, Brent Toevs, and Ellie Toevs is the daughter of Mr. Toevs.

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

The Warrants have an exercise price equal to 150% of the Per Unit Price ($0.51135 per share), a term of three years and prohibit Mother Parkers from exercising such Warrants to the extent such exercise would result in the beneficial ownership of more than 9.99% of the Company’s common stock, subject to Mother Parkers’ right to waive such limitation with 61 days’ prior written notice.

Mother Parkers is one of the Company’s two main suppliers of coffee products and the Company is currently subject to a license agreement with Mother Parkers (described below). Purchases from Mother Parkers accounted for approximately 60% of total coffee vendor purchases of the Company for the fiscal year ended January 31, 2016 and approximately 60% of total purchases for the fiscal year ended January 31, 2015. Additionally, during the fiscal years ended January 31, 2016 and 2015, Mother Parkers coffee purchases accounted for approximately 17% and 16% of our revenues, respectively.

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

The MP Agreement has a term of five years, provided that it automatically renews thereafter for additional one year periods if not terminated by the parties, provided further that we are not able to terminate the agreement within the first 12 months of the term of the agreement and if we terminate the agreement or take any action that lessens or diminishes Mother Parkers’ exclusive rights under the agreement during months 12 through 36 of the agreement, we are required to pay Mother Parkers a fee of $600,000 and reimburse Mother Parkers for any out of pocket costs incurred by Mother Parkers for inventory and other materials that are unsalable or unusable after such termination. Notwithstanding the requirements above, either party may terminate the agreement at any time (a) upon the default of the agreement by the other party, if such default is not cured within 30 days (45 days if the default is not capable of being cured within 30 days and 10 days in the event the default relates to non-payment of fees due) after written notice thereof is provided by the non-defaulting party; or (b) upon the bankruptcy or similar proceeding involving the other party, the dissolution or liquidation of the other party, a seizure or attachment of the other party’s property or assets, or the commencement of litigation proceedings involving Mother Parkers’ use of the Trademarks (which right to termination is in favor of Mother Parkers only). Additionally, Mother Parkers has the right to terminate the agreement at any time for any reason with 90 days’ prior written notice. In the event of the termination of the agreement for any reason, we are required to purchase any and all unsold Products (including raw or packaged materials) from Mother Parkers.

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

The total owed to Mother Parkers for accounts payable is $2.05 million as of January 31, 2016, and the total due from Mother Parkers is $318,934 as of January 31, 2016.

Fifty-Six Hope Road Music Limited

On September 13, 2012, the Company entered into a fifteen (15) year license agreement (renewable for two additional fifteen (15) year terms thereafter in the option of the Company) with an effective date of August 7, 2012 with Fifty-Six Hope Road Music Limited, a Bahamas international business company (“Fifty-Six Hope Road” and the “FSHR License Agreement”). Rohan Marley, our Chairman, owns an interest in and serves as a director of Fifty-Six Hope Road. Pursuant to the FSHR License Agreement, Fifty-Six Hope Road granted the Company a worldwide, exclusive, non-transferable license to utilize the “Marley Coffee” trademarks (the “Trademarks”) in connection with (i) the manufacturing, advertising, promotion, sale, offering for sale and distribution of coffee in all its forms and derivations, regardless of portions, sizes or packaging (the “Exclusive Licensed Products”) and (ii) coffee roasting services, coffee production services, and coffee sales, supply, distribution and support services, provided that the Company may not open retail coffee houses utilizing the Trademarks. Fifty-Six Hope Road owns and controls the intellectual property rights in and to the late reggae performer, Robert Nesta Marley, professionally known as Bob Marley, including the Trademarks. In addition, Fifty-Six Hope Road granted the Company the right to use the Trademarks on advertising and promotional materials that pertain solely to the sale of coffee cups, coffee mugs, coffee glasses, saucers, milk steamers, machines for brewing coffee, espresso and/or cappuccino, grinders, water treatment products, tea products, chocolate products, and ready-to-use (instant) coffee products (the “Non-Exclusive Licensed Products”, and together with the Exclusive Licensed Products, the “Licensed Products”). Licensed Products may be sold by the Company pursuant to the FSHR License Agreement through all channels of distribution, provided that, subject to certain exceptions, the Company cannot sell the Licensed Products by direct marketing methods (other than the Company’s website), including television, infomercials or direct mail without the prior written consent of Fifty-Six Hope Road. Additionally, FSHR has the right to approve all Licensed Products, all advertisements in connection therewith and all product designs and packaging. The agreement also provides that FSHR shall own all rights to any domain names (including marleycoffee.com) incorporating the Trademarks.

In consideration for the foregoing licenses, the Company agreed to pay royalties to Fifty-Six Hope Road in an amount equal to 3% of the net sales of all Licensed Products on a quarterly basis. In addition, such royalty payments are to be deferred during the first 20 months of the term of the FSHR License Agreement, and such deferred payments shall be paid on a quarterly-basis thereafter until paid in full. At January 31, 2016, $264,670 is owed in connection with such royalty fees.

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

Pursuant to the NCSV Agreement, NCSV is responsible for marketing and distributing Products and we agreed to refer all inquiries for purchase of the Products to NCSV (subject to small quantities of Products being referred to separate sub-agents). We also agreed not to compete with NCSV for sales and to refer to NCSV any sales relating to the Products and channels covered by the NCSV Agreement.

The NCSV Agreement remained in effect until April 25, 2014, and automatically renewed for an additional two-year period and will continue to do so thereafter on a rolling basis, unless terminated by either party at least 30 days prior to the end of such applicable renewal term. The NCSV Agreement can be terminated in the event of a breach of the NCSV Agreement (by the non-breaching party) or if the terminating party pays the non-terminating party a lump sum equal to the estimated net profit which would have been due to the non-terminating party if the NCSV Agreement had remained in effect for an additional 24 months from the termination date of the NCSV Agreement (based on the prior 12 months’ net profit).

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

	Fiscal Year Ended January 31,
	2016	2015
Audit fees(1)	$81,000	$98,954
Audit-related fees(2)	2,500	—
Tax fees(3)	—	—
All other fees	—	—
Total fees	$83,500	$98,954

(1)	Audit fees include professional services rendered for the audit and/or reviews of our financial statements and in connection with statutory and regulatory filings or engagements.
(2)	Audit-related fees include assurance and related services that were reasonably related to the performance of the audit or review of our financial statements that are not included under footnote (1) above.
(3)	Tax fees include professional services relating to preparation of the annual tax return.

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

Pre-Approval Policies

It is the policy of our Board of Directors that all services to be provided by our independent registered public accounting firm, including audit services and permitted audit-related and non-audit services, must be pre-approved by our Board of Directors. Our Board of Directors pre-approved all services, audit and non-audit related, provided to us by our independent auditors for fiscal 2016 and 2015.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Jammin Java Corp. (the “Company”) as of January 31, 2016 and 2015, and the related statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jammin Java Corp. as of January 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 under “Basis of Presentation,” the Company has incurred operating losses from inception, has an accumulated deficit approximating $29,246,000 at January 31, 2016, and has not sufficiently increased its revenues to offset its operating expenses. In addition, as more fully discussed in Notes 1 and 13, the Company is a co-defendant in a complaint from the Securities and Exchange Commission. Whereas the ultimate outcome of such matter is not presently known, an adverse outcome, if any, could have a detrimental material impact in the Company’s financial condition and operations, including the Company’s ability to retain its Marley license. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Squar Milner LLP (formerly SQUAR, MILNER, PETERSON, MIRANDA & WILLIAMSON, LLP)

Newport Beach, California

May 6, 2016

JAMMIN JAVA CORP.
BALANCE SHEETS

	January 31, 2016	January 31, 2015

Assets
Current Assets:
Cash and cash equivalents	$231,021	$443,189
Accounts receivable, net	1,415,559	1,154,252
Inventory	—	197,581
Prepaid expenses	30,171	18,986
Other current assets	8,000	3,784
Total Current Assets	1,684,751	1,817,792

Property and equipment, net	187,838	381,248
Intangible assets, net	593,325	734,753
Other assets	23,567	23,567
Total Assets	$2,489,481	$2,957,360

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$3,527,083	$2,492,900
Accrued expenses	497,431	477,229
Accrued royalty and other expenses - related party	84,174	81,078
Convertible notes payable, net of discounts	1,029,558	—
Conversion feature - derivative liability	778,951	—

Total Current Liabilities	5,917,197	3,051,207

Total Liabilities	5,917,197	3,051,207

Commitments & Contingencies

Stockholders’ Deficit
Common stock, $.001 par value, 5,112,861,525 shares authorized; 126,455,312 and 124,691,748 shares issued and outstanding, as of January 31, 2016 and January 31, 2015, respectively	126,455	124,692
Additional paid-in-capital	25,691,579	23,825,294
Accumulated deficit	(29,245,750)	(24,043,833)
Total Stockholders’ Deficit	(3,427,716)	(93,847)

Total Liabilities and Stockholders’ Deficit	$2,489,481	$2,957,360

See accompanying notes to financial statements

JAMMIN JAVA CORP.
STATEMENTS OF OPERATIONS

	Years Ended January 31,
	2016	2015

Revenue:	$12,312,620	$9,569,791
Discounts and allowances	(1,114,015)	(668,424)
Net revenue	11,198,605	8,901,367

Cost of sales:
Cost of sales products	8,025,368	6,955,321
Total cost of sales	8,025,368	6,955,321

Gross Profit	3,173,237	1,946,046

Operating Expenses:
Compensation and benefits	3,708,352	4,465,889
Selling and marketing	2,688,117	3,150,274
General and administrative	1,594,808	2,807,296
Total operating expenses	7,991,277	10,423,459

Other expense:
Other expense	(225,783)	—
Loss on extinguishment of debt	—	(1,799,543)
Changes in fair value of derivative liability	(7,796)	—
Interest expense	(150,298)	(4,029)
Total other expense	(383,877)	(1,803,572)

Net Loss	$(5,201,917)	$(10,280,985)

Net loss per share:
Basic and diluted loss per share	$(0.04)	$(0.09)

Weighted average common shares outstanding - basic and diluted	125,504,494	120,201,082

See accompanying notes to financial statements

JAMMIN JAVA CORP.
STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Common Stock
	Shares	Amount	Shares To Be Issued	Paid-In Capital	Accumulated Deficit	Totals
Balance, January 31, 2014	104,085,210	$103,166	208,039	$16,514,630	$(13,762,848)	$2,854,948

Issuance of common stock for services	1,764,356	1,764	—	425,678	—	427,442
Issuance of common stock for cash	7,333,529	7,334	—	2,492,666	—	2,500,000
Shares issued to Ironridge	12,219,871	12,220	—	2,527,533	—	2,539,753
Shares to be issued to Black Rock Beverage	158,039	158	(158,039)	(158)	—	—
Exercise of stock options	50,000	50	(50,000)	(50)	—	—
Share based compensation expense	—	—	—	1,864,995	—	1,864,995
Shares issed subsequently rescinded (1)	(919,257)	—	—	—	—	—
Net loss	—	—	—	—	(10,280,985)	(10,280,985)
Balance January 31, 2015	124,691,748	124,692	—	23,825,294	(24,043,833)	(93,847)
Retirement of common stock for accounts receivable	(130,480)	(131)	—	(49,869)	—	(50,000)
Issuance of common stock for services	1,894,044	1,894	—	202,390	—	204,284
Share based compensation expense	—	—	—	1,713,764	—	1,713,764
Net loss	—	—	—	—	(5,201,917)	(5,201,917)
Balance January 31, 2016	126,455,312	$126,455	—	$25,691,579	$(29,245,750)	$(3,427,716)

(1) Shares were issued as consideration for a consulting agreement that was subsequently rescinded and the shares were returned in March 2014. No amount has been recorded to common stock or additional paid-in capital for these shares due to the rescission been recorded related to common stock or additional paid-in capital for these shares due to the rescission.

See accompanying notes to financial statements

JAMMIN JAVA CORP.
STATEMENTS OF CASH FLOWS

	Years Ended January 31,
	2016	2015
Cash Flows From Operating Activities:
Net loss	$(5,201,917)	$(10,280,985)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	204,284	427,442
Shared-based employee compensation	1,713,764	1,864,995
Depreciation	176,884	115,372
Provision for bad debts	—	100,000
Amortization of intangible assets	111,773	57,935
Gain on sale of business	(37,463)	—
Changes in fair value of derivitative liability	7,796	—
Loss on settlement of liabilities	—	1,957,312
Changes in operating assets and liabilities:
Accounts receivable	(311,307)	(68,305)
Notes receivable - related party		2,724
Inventory	197,581	157,351
Prepaid expenses and other current assets	(15,401)	1,182,574
Other assets - long term	—	(7,851)
Accounts payable	1,034,183	1,311,390
Accrued expenses	20,202	353,373

Accrued royalty and other expenses - related party	3,096	(138,721)
Net cash used in operating activities	(2,096,525)	(2,965,394)

Cash Flows From Investing Activities:
Purchases of property and equipment	(46,181)	—
Sales of property and equipment	129,825	56,426
Net cash provided by (used in) investing activities	83,644	56,426

Cash Flows From Financing Activities:
Common stock issued for cash	—	2,500,000
Borrowings on short term debt	1,800,713	(4,965)
Net cash provided by financing activities	1,800,713	2,495,035

Net change in cash and cash equivalents	(212,168)	(413,933)
Cash and cash equivalents at beginning of period	443,189	857,122
Cash and cash equivalents at end of period	$231,021	$443,189

Non-Cash Transactions:
Extinguishment of debt for stock	$—	$2,539,753
Interest expense	$4,400	$—

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

The Company has incurred net losses of $5,201,917 and $10,280,985 for the years ended January 31, 2016 and 2015, respectively and has an accumulated deficit of $29,245,750 at January 31, 2016. In addition to the Company’s recent history of losses, the Company has only recently begun to generate revenue as part of its principal operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Further, the operations of the Company have primarily been funded by the issuance of common stock and debt. In order for us to conduct our business for the next twelve months and to continue operations thereafter and be able to discharge our liabilities and commitments in the normal course of business, we must increase sales, reduce operating expenses, and potentially raise additional funds, through either debt and/or equity financing to meet our working capital needs. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may be required to curtail its operations.

The Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to sell its products directly to end-users and through distributors, establish profitable operations through increased sales and decreased expenses, and obtain additional funds when needed. Management intends to increase sales by increasing the Company’s product offerings, expanding its direct sales force and expanding its domestic and international distributor relationships. The Company has reached a settlement in principle with the Commission to settle the claims made by the Commission, which has not yet been formally approved or accepted by the Commission to date, and may not be approved or accepted. In the event the Company were to have to pay significant legal fees to defend itself against the allegations made in the complaint or pay significant fines or disgorgement in the matter, and the Company was unable to raise sufficient funding to pay such fines or disgorgement, the Company could be forced to suspend its activities, terminate its operations or seek bankruptcy protection, all of which could lead to the value of the Company’s common stock declining in value or becoming worthless.

Pursuant to the terms and conditions of the FSHR License Agreement, FSHR can terminate that agreement under certain circumstances, subject where applicable and as described in the agreement, our right to cure such breaches and other events, including: in the event the Securities and Exchange Commission or any similar government agency in any country, territory or possession makes any negative or unlawful finding regarding our activities. Notwithstanding our categorical denial of the allegations made in the SEC’s November 2015 complaint, as discussed below under “Part I” - “Item 2. Legal Proceedings”, in the event the SEC’s complaint constitutes a “negative or unlawful finding regarding our activities” or we consent to any actions against us by the SEC in connection with the allegations made by the SEC in the November 2015 complaint which constitute a “negative or unlawful finding regarding our activities”, FSHR can terminate the FSHR License Agreement.

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

Fair Value Matters. The carrying amount of the Company’s cash, accounts receivables, accounts payables, approximates their estimated fair values due to the short-term maturities of those financial instruments.

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

Other than derivative instruments, the Company had no assets or liabilities carried at fair value on a non-recurring basis as of and for the years ended January 31, 2016 and 2015.

Cash and Cash Equivalents. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. At January 31, 2016 and 2015, the Company has no cash equivalents. No funds were invested in money market accounts during the year ended January 31, 2016.

Concentrations of Credit Risk. Our cash and cash equivalents are principally on deposit in a non-insured short-term asset management account at a large financial institution. Accounts receivable potentially subject us to concentrations of credit risk. Currently, our customer base is comprised of only a limited number of customers (see Note 14).

Revenue Recognition. Revenue is derived from the sale of coffee products and is recognized on a gross basis upon shipment to the customer. All revenue is recognized when (i) persuasive evidence of an arrangement exists; (ii) the service or sale is completed; (iii) the price is fixed or determinable; and (iv) the ability to collect is reasonably assured. Revenue is recognized as the net amount estimated to be received after deducting estimated amounts for discounts, trade allowances and product terms. We record promotional and return allowances based on recent and historical trends. Promotional allowances, including customer incentive and trade promotion activities, are recorded as a reduction to sales based on amounts estimated being due to customers, based primarily on historical utilization and redemption rates. Discounts and promotional allowances deducted from sales for fiscal years 2016 and 2015 were $1,114,015 and $668,424, respectively.

The Company utilizes third parties for the production and fulfillment of orders placed by customers. The Company, acting as principal, takes title to the product and assumes the risks of ownership; namely, the risks of loss for collection, delivery and returns.

Allowance for Doubtful Accounts. The Company does not require collateral from its customers with respect to accounts receivable. The Company determines any required allowance by considering a number of factors, including the terms for each customer, and the length of time accounts receivable are outstanding. Management provides an allowance for accounts receivable whenever it is evident that they become uncollectible. The Company has determined that a $71,168 allowance for doubtful accounts was required at January 31, 2016 and $100,000 for January 31, 2015. Because our accounts receivable are concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse effect on the collectability of our accounts receivable and our future operating results.

Inventories. Inventories are stated at the lower of cost or market. Cost is computed using weighted average cost, which approximates actual cost, on a first-in, first-out basis. Inventories on hand are evaluated on an on-going basis to determine if any items are obsolete or in excess of future needs. Items determined to be obsolete are reserved for. From time to time the Company provides for the possible inability to sell its inventories by providing an excess inventory reserve. As of January 31, 2016 and 2015, the Company determined that no reserve was required.

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

The results of BikeCaffe operations are included in the accompanying statements of operations from the date of acquisition. The net assets acquired were recorded at their fair values at the date of acquisition, as summarized in the following table:

Bike Caffe Franchising, Inc.

Tangible Assets Acquired
Current Assets
WIP & Inventory	$75,656
Fixed Assets - Property and Equipment, net	7,400
Total Tangible Assets	$83,056
Intangible Assets Acquired
Customer Base	15,000
Trade-Name/Marks	20,800
Non-Compete	14,100
Total Intangible Assets Acquired	$49,900
Goodwill	7,044
Total Consideration Paid	$140,000

The Company sold Black Rock Beverages, LLC (“BRB”) in July 2015 and there are no longer any intangibles or fixed assets related to this company. See Note 5 for more details.

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

Our property and equipment is summarized as follows:

	January 31, 2016	January 31, 2015
Equipment	$205,548	$242,385
Computers	67,545	67,545
Furniture	66,507	75,851
Leasehold improvements	151,373	151,373
	490,973	537,154

Less Accumulated depreciation	303,135	155,906
	$187,838	$381,248

Depreciation expense was $176,884 and $115,372 for the years ended January 31, 2016 and 2015, respectively.

Impairment of Long-Lived Assets. Long-lived assets consist primarily of a license agreement that was recorded at the estimated cost to acquire the asset. The license agreement is reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their estimated fair values. Management evaluated the carrying value of the license and determined that no impairment existed at January 31, 2016 or 2015.

Stock-Based Compensation. Pursuant to the provisions of Financial Accounting Standards Board (“FASB”) FASB ASC 718-10, “Compensation – Stock Compensation,” which establishes accounting for equity instruments exchanged for employee service, management utilizes the Black-Scholes option pricing model to estimate the fair value of employee stock option awards at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected life. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation. These assumptions are subjective and generally require significant analysis and judgment to develop. When estimating fair value, some of the assumptions will be based on, or determined from, external data and other assumptions may be derived from our historical experience with stock-based payment arrangements. The appropriate weight to place on historical experience is a matter of judgment, based on relevant facts and circumstances.

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

Earnings or Loss Per Common Share. Basic earnings per common share equal net earnings or loss divided by the weighted average of shares outstanding during the reporting period. Diluted earnings per share include the impact on dilution from all contingently issuable shares, including options, warrants and convertible securities. The common stock equivalents from contingent shares are determined by the treasury stock method. The Company incurred a net loss for the years ended January 31, 2016 and 2015, respectively and therefore, basic and diluted earnings per share for those periods are the same because all potential common equivalent shares would be anti-dilutive. Anti-dilutive shares include -0- and 11,144,863 options for the years ended January 31, 2016 and 2015.

Derivative Liabilities. A derivative is an instrument whose value is “derived” from an underlying instrument or index such as a future, forward, swap, option contract, or other financial instrument with similar characteristics, including certain derivative instruments embedded in other contracts and for hedging activities. As a matter of policy, the Company does not invest in separable financial derivatives or engage in hedging transactions. However, the Company entered into certain debt financing transactions in fiscal 2016, as disclosed in Note 8, containing certain embedded features that have resulted in the instruments being deemed derivatives. The Company may engage in other similar complex financing transactions in the future, but not with the intention to enter into derivative instruments. Derivatives are measured at fair value using the Monte Carlo simulation pricing model and marked to market through earnings. However, such new and/or complex instruments may have immature or limited markets. As a result, the pricing models used for valuation of derivatives often incorporate significant estimates and assumptions. Changes in these subjective assumptions can materially affect the estimate of the fair value of derivative liabilities and, consequently, the related amount recognized as a change in fair value of derivative liabilities on the consolidated statement of operations. Furthermore, depending on the terms of a derivative, the valuation of derivatives may be removed from the financial statements upon exercise or conversion of the underlying instrument into some other security or if the contract is modified.

We evaluate derivative instruments to properly classify such instruments within stockholders' equity or as liabilities in our financial statements. Our policy is to settle instruments indexed to our common shares on a first-in-first-out basis.

The classification of a derivative instrument is reassessed at each balance sheet date. If the classification changes as a result of events during a reporting period, the instrument is reclassified as of the date of the event that caused the reclassification. There is no limit on the number of times a contract may be reclassified.

During fiscal 2016, we adopted the guidance, as codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, that requires us to apply a two-step model in determining whether a financial instrument or an embedded feature is indexed to our own stock and thus enables it to qualify for equity classification. The embedded conversion option features did not qualify for equity classification as they had no conversion price floor and as such required treatment as derivative liabilities. Accordingly, $778,951 of conversion feature derivative liabilities are carried at January 31, 2016.

Fair Value Measurements.

We follow FASB ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), in connection with assets and liabilities measured at fair value on a recurring basis subsequent to initial recognition. The guidance applies to our derivative liabilities. We had no assets or liabilities measured at fair value on a non-recurring basis for any period reported.

ASC 820 requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories. We measure the fair value of applicable financial and non-financial assets based on the following fair value hierarchy:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The hierarchy noted above requires us to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value.

The fair value of our recorded derivative liabilities is determined based on unobservable inputs that are not corroborated by market data, which is a Level 3 classification. We record derivative liabilities on our balance sheet at fair value with changes in fair value recorded in our consolidated statements of operations.

The hierarchy noted above requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. There were no transfers between Level 1, Level 2 and/or Level 3 during fiscal 2016. Our fair value measurements at the January 31, 2016 reporting date are classified based on the valuation technique level noted in the table below:

The following table presents the estimated fair value of financial liabilities measured at estimated fair value on a recurring basis included in the Company’s financial statements as of January 31, 2016:

		Level 1	Level 2	Level 3
	Total carrying value	Quoted market prices in active markets	Internal Models with significant observable market parameters	Internal models with significant unobservable market parameters
Derivative liabilities	$778,951	$	$	$778,951

Significant Recently Issued Accounting Pronouncements. Accounting standards that have been issued by the FASB or other standards setting bodies that do not require adoption until a future date are being evaluated by the Company to determine whether adoption will have a material impact on the Company’s financial statements. Such pronouncements include the following:

Financial Accounting Standards Board, or FASB, Accounting Standards Update, or ASU 2016-02 “Leases (Topic 842)” – In February 2016, the FASB issued ASU 2016-02, which will require lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability.  For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance.  Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines.  Lessor accounting is similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard.  This ASU is effective for fiscal years beginning after December 18, 2018, including interim periods within those fiscal years.  We are currently evaluating the potential impact this standard will have on our consolidated financial statements and related disclosures.

FASB ASU 2014-09 “Revenue from Contracts with Customers (Topic 606),” or ASU 2014-09 - In May 2014, the FASB issued ASU 2014-09, which supersedes the revenue recognition requirements of Accounting Standards Codification, or ASC, Topic 605 “Revenue Recognition.” This ASU is effective for annual reporting periods beginning after December 15, 2017, with the option to adopt as early as December 15, 2017. We are currently assessing the impact of adoption of this ASU on our consolidated results of operations, cash flows and financial position.

Subsequent Events. Management has evaluated events subsequent to January 31, 2016 through the date the accompanying statements were filed with the Securities and Exchange Commission for transactions and other events that may require adjustment of and/or disclosure in such financial statements.

NOTE 2 – INVENTORY

Inventories were comprised of:

	January 31, 2016	January 31, 2015
Finished Goods - Coffee	$—	$197,581
	$—	$197,581

NOTE 3 – RECEIVABLES

Receivables were comprised of:	January 31, 2016	January 31, 2015
Grocery retail clients	$1,159,120	$596,249
International	220,131	172,705
Online clients	3,856	15,718
Other foodservice clients	19,681	96,135
Licensing - related party	83,939	373,445
Allowance for doubtful accounts	(71,168)	(100,000)
	$1,415,559	$1,154,252

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

On September 13, 2012, the MCL Agreement was replaced and superseded with the 2012 Trademarks License Agreement with Fifty-Six Hope Road more fully described below. The MCL Termination Agreement provided that all of the Company’s obligations under the MCL Agreement were terminated except for the Company’s obligations to: (i) issue to MCL the 1 million shares of its common stock which were due to MCL on March 31, 2012 (which obligation has since been forgiven); and (ii) repay its remaining outstanding debt obligation of $19,715 in monthly installments, the final installment of which was paid in February 2013.

2012 Trademarks License Agreement

On September 13, 2012, the Company entered into a new trademark license agreement with Fifty-Six Hope Road which superseded and replaced the MCL Trademarks License Agreement (the “2012 Trademarks License Agreement”), with an effective date of August 7, 2012. Pursuant to the 2012 Trademarks License Agreement, Fifty-Six Hope Road granted to the Company a worldwide, exclusive, non-transferable license to utilize the Trademarks in connection with (i) the manufacturing, advertising, promotion, sale, offering for sale and distribution of coffee in all its forms and derivations, regardless of portions sizes or packaging (the “Exclusive Licensed Products”) and (ii) coffee roasting services, coffee production services and coffee sales, supply, distribution and support services, provided however that the Company may not open retail coffee houses under the Trademarks. In addition, Fifty Six Hope Road granted the Company the right to use the Trademarks on advertising and promotional materials that pertain solely to the sale of coffee cups, coffee mugs, coffee glasses, saucers, milk steamers, machines for brewing coffee, espresso and/or cappuccino, grinders, water treatment products, tea products, chocolate products, and ready-to-use (instant) coffee products (the “Non-Exclusive Licensed Products”, and together with the Exclusive Licensed Products, the “Licensed Products”). The Licensed Products may be sold by the Company pursuant to the 2012 Trademarks License Agreement through all channels of distribution, provided that, subject to certain exceptions, the Company cannot sell the Licensed Products by direct marketing methods (other than the Company’s website), including television, infomercials or direct mail without the prior written consent of Fifty-Six Hope Road. The 2012 Trademarks License Agreement has a 15 year term and provides two renewal periods of 15 years at the discretion of the Company. In return, the Company agreed to pay royalties to Fifty-Six Hope Road in an amount equal to 3% of the net sales of all Licensed Products. In addition, such royalty payments are to be deferred during the first 20 months of the term of the 2012 Trademarks License Agreement, and such deferred payments shall be paid on a quarterly-basis thereafter. The total owed to Fifty-Six Hope Road is $264,670 at January 31, 2016.

In connection with the termination and replacement, the Company recorded an impairment of license agreement assets totaling $36,000 and amortization expense totaling $24,333 for the year ended January 31, 2013. No impairment was recorded for the year ended January 31, 2016 and amortization expense was $48,666 and $48,667 for the years ended January 31, 2016 and 2015, respectively.

License agreement, net consists of the following:	January 31,
	2016	2015
License Agreement	$730,000	$730,000
Accumulated amortization	(170,332)	(121,666)
License Agreement, net	$559,668	$608,334

The license agreement net balance is included in intangible assets on the balance sheets. The amortization period is fifteen years. Amortization expense consists of the following:

	Years Ended January 31,
	2016	2015
License Agreement	$(48,666)	$(48,667)
Total License Agreement Amortization Expense	$(48,666)	$(48,667)

As of January 31, 2016, the remaining useful life of the Company’s license agreement was approximately 11.5 years. The following table shows the estimated amortization expense for such assets for each of the five succeeding fiscal years and thereafter.

Years Ending January 31,
2017	$46,292
2018	46,292
2019	46,292
2020	46,292
2021	46,292
Thereafter	328,208
Total	$559,668

NOTE 5 –SALE OF DIVISION

On July 9, 2015, with an effective date of July 1, 2015, the Company entered into an Asset Purchase Agreement with Black Rock Beverages, LLC (“BRB”), pursuant to which it sold its Black Rock Beverage division and related assets to BRB (the “Sale Agreement”). Pursuant to the Sale Agreement, BRB agreed to pay the Company $300,000 in cash, with $200,000 payable on the closing date of the transaction (July 15, 2015), and $100,000 payable in 24 equal monthly installments, provided that if BRB’s average sales do not meet a minimum of $50,000 per month during each of the first six months following the closing, the aggregate amount of $100,000 in payments due is reduced by $5,000 for each month such $50,000 monthly minimum is not met. Black Rock Beverages, LLC paid $61,000 in December 2015 for the final payment owed under this purchase agreement and the gain was recognized at that time. Additionally, at the sale date the Company agreed to continue to pay the salary of one of its employees acquired in the Company’s original acquisition of the Black Rock Beverage division in August 2013 and to continue to cover the rent, for five months, on a warehouse located on Lipan St. in Denver, Colorado, and BRB agreed to assume certain of the Company’s capital and vehicle leases. We also agreed to a six-month freeze on increasing any cost of goods purchased by BRB for products sold through the Black Rock Beverage operations. Subsequent to December 2015, the Company has no further obligations related to the sale.

NOTE 6 – PREPAID EXPENSES

Prepaid expenses are comprised of the following:

	January 31, 2016	January 31, 2015
Prepaid consulting services	$15,721	$—
Prepaid administrative fees	14,450	18,986
Total	$30,171	$18,986

NOTE 7 – RELATED PARTY TRANSACTIONS

Marley Coffee, Ltd.; Other Related Parties

As of January 31, 2016 and 2015, respectively there are licensing fees accrued and payable of $260,496 and $265,960 to Fifty-Six Hope Road, for the license to use of the name “Marley Coffee”. From inception to January 31, 2016, the Company has incurred royalties of $689,194 to Fifty-Six Hope Road.

During the years ended January 31, 2016 and 2015, the Company made purchases of $602,191 and $764,598, respectively, from Marley Coffee Ltd. (“MC”) a producer of Jamaican Blue Mountain coffee that the Company purchases in the normal course of its business. The Company’s Chairman, Rohan Marley, is an owner of approximately 25% of the equity of MC.

The Company also received $97,796 and $34,348 in rebates from MC during the years ended January 31, 2016 and 2015, respectively, on the Jamaican green coffee purchased. There were no rebates in the prior year. From our inception in 2011 to January 31, 2016, the Company has made purchases of $2,938,886 after credits and rebates from MC. The Company directs these purchases to third-party roasters for fulfillment of sales orders. MC was created in order to have a license to buy and sell Jamaican Blue Mountain (JBM) Coffee. We buy JBM coffee at the most favorable market rate in the market. For the majority of transactions, we buy raw unroasted beans from MC and then resell them to customers around the world. From time to time, it is more economically favorable for the Company to allow MC to sell to our customers directly and then receive a rebate. The Company directs these purchases to third-party roasters for fulfillment of sales orders.

The following describe transactions with entities which are licensees of Hope Road Merchandising, LLC a company in which Rohan Marley is a beneficiary. During the years ended January 31, 2016 and 2015, the Company made purchases of $11,833 and $40,798, respectively, from House of Marley. House of Marley produces headphones and speakers that the Company uses for promotions and trade shows. During the years ended January 31, 2016 and 2015, the Company made purchases of $6,411 and $47, respectively from Zion Rootswear. For the years ended January 31, 2016 and 2015, the Company has made purchases of $0 and $278 from Tuff Gong International. The purchases from Tuff Gong International and Zion Rootswear were for Bob Marley apparel and gifts that were used for marketing and promotions purposes.

The Company has made sales to related parties for the period ending January 31, 2016 of $1,408 to Island Records, $860 to Delivery Agent (for product that is sold on the Bob Marley Website) and $539 to Zion Rootswear. For the year ending January 31, 2015 the Company has made sales to the following related parties $3,780 to Homemedics, $1,980 to Zion Rootswear, and $646 to Bravado International. All of the companies above are licensees of Hope Road Merchandising, LLC, a company in which Rohan Marley is a beneficiary.

During the years ended January 31, 2016 and 2015, the Company paid Rohan Marley Enterprises and Rohan Marley $178,875 and $211,454, respectively, for directors consulting fees, stock salary and bonus and expense reimbursements. The January 31, 2016 total included $164,399 in cash payments and $14,476 in accrued director’s fees paid in February 2016. The January 31, 2015 total included $161,454 in cash payments and $50,000 in stock bonus paid. The Company has paid Rohan Marley Enterprises $385,439 and Rohan Marley $106,335 for a total of $491,774 from inception to January 31, 2016, for director’s fees and expense reimbursements. Rohan Marley Enterprises is the personal S-Corporation of Rohan Marley which he uses to record all of his business transactions.

The total paid to Marley and Plant in prior years was $7,500 in December 2013 for improvements on the Marley Farm.

The total owed to Mother Parker at January 31, 2016 is $2,053,298 and at January 31, 2015 $1,675,102 was due to Mother Parkers for coffee purchases. The total accounts receivable due from Mother Parkers as of January 31, 2016 and 2015 is $318,934 and $323,326.

During the years ended January 31, 2016 and 2015, the Company paid Sondra Toevs $7,242 and $18,416, respectively and Ellie Toevs $4,431 and $6,231, respectively, for part-time employment. Sondra Toevs is the wife of the CEO, Brent Toevs, and Ellie Toevs is the daughter of Mr. Toevs.

NOTE 8 – CONVERTIBLE AND OTHER NOTES PAYABLE

Convertible and Other Notes Payable are as follows:

	Commitment	Outstanding as of January 31, 2016	Available Proceeds	Interest Rate	Maturity
Colorado Medical Finance Services, LLC *	$500,000	$141,900	$358,100	17.50%	Sep-16
JSJ	275,000	275,000	—	12%	Mar-16
Typenex	1,005,000	255,000	750,000	10%	Apr-22
JMJ	900,000	385,000	515,000	10%	Sep-17
Vis Vires	250,000	254,000	—	8%	Jun-16

*Line of Credit.

Refer to Note 15 for subsequent event developments of JSJ and Typenex notes.

Revolving Line of Credit

The Company entered into an unsecured Revolving Line of Credit Agreement with Colorado Medical Finance Services, LLC, dba Gold Gross Capital LLC, with an effective date of February 16, 2015. The line of credit allows the Company the right to borrow up to $500,000 from the lender from time to time. On March 26, 2015, the lender advanced $250,000 to us under the terms of the line of credit. Amounts owed under the line of credit are to be memorialized by revolving credit notes in the form attached to the line of credit, provided that no formal note has been entered into to advance amounts borrowed to date. Amounts borrowed under the line of credit accrue interest at the rate of 17.5% per annum and can be repaid at any time without penalty. A total of 10% of the interest rate is payable in cash and the other 7.5% of the interest rate is payable in cash, or coffee goods and services, at the option of the lender, with our consent.  The line of credit expires, and all amounts are due under the line of credit on September 26, 2016. The line of credit contains customary events of default, and upon the occurrence of an event of default the lender can suspend further advances and require the Company to declare the entire amount then owed immediately due, subject to a 10 day period pursuant to which we have the right to cure any default. Upon the occurrence of an event of default the amounts owed under the line of credit bear interest at the rate of 20% per annum. Proceeds from the line of credit can be solely used for working capital purposes. The lender has no relationship with the Company or its affiliates. As of January 31, 2016, the Company had borrowed a total of $250,000 under the Line of Credit. As of January 31, 2016 there was $162,347 outstanding which included $141,900 in principle and $20,448 in interest due. The payments to this line of credit have been made on a month basis.

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

Pursuant to the terms of the JSJ Convertible Note, JSJ agreed not to engage in any short sales or hedging transactions of our common stock. At no time may the JSJ Convertible Note be converted into shares of our common stock if such conversion would result in JSJ and its affiliates owning an aggregate of in excess of 4.99% of the then outstanding shares of our common stock, provided such percentage may be increased by JSJ to up to increases to 9.99% upon not less than 61 days’ prior written notice to us.

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

As of January 31, 2016, the outstanding balance of the Typenex Note was $255,000.

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

The Company assessed the classification of its derivative financial instruments as of January 31, 2016, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815. Conversion feature-derivative liability totaled $778,951 at January 31, 2016. Refer to Note 1 for more detail.

Debt Maturity Schedule

The following table summarizes the Company’s annual principal maturities of debt for the five years subsequent to December 31, 2016:

Year ended December 31,
2016	$670,900
2017	385,000
2018	—
2019	—
2020	—
Thereafter	255,000
$1,310,900

Debt, net of discounts at January 31, 2016 totaled $1,029,558, which consists of total borrowings and accrued interest of $1,613,666 reduced by $584,108 in related discounts

Third Party Loan

In October 2015, we borrowed $150,000 from a third-party lender. The October 2015 loan has a seven-month term, a total payback amount of $202,500 and is payable by way of 147 daily payments of $1,378. In November 2015, we borrowed $65,000 from the same lender. The November 2015 loan has a term of six months, a total payable amount of $89,700 and is payable by way of 126 daily payments of $712. In January 2016, we borrowed $220,000 from the same lender (of which $91,887.70 was new lending and $128,112.30 was used to repay the balance on the October 2015 loan). The January 2016 loan has a term of ten months, a total payback amount of $290,400 and is payable by way of 210 daily payments of $1,383. There was $215,173 outstanding as of January 31, 2016. In February 2016, we borrowed $100,000 from the same lender which has a six-month term, a total payback amount of $130,000 and is payable by way of 126 daily payments of $1,032. In April 2016, we borrowed $115,000 from the same lender (of which $90,000 was new lending and the remainder was used to pay back the balance on the November 2015 loan). The April 2016 loan has a term of eight months, a total payable amount of $158,700 and is payable by way of 168 daily payments of $945. The loans are secured by a security interest in all of our accounts, equipment, inventory and investment property. We have the right to repay the loans within the first 30 days after the effective date of each loan at the rate of 85% of the applicable repayment amount and between 31 and 90 days after the effective date of each loan at the rate of 90% of the applicable repayment amount. The interest rate on these loans range from 30-38% per annum.

NOTE 9 – STOCKHOLDER’S EQUITY

Common Stock

Holders of common stock are entitled to one vote for each share held. There are no restrictions that limit the Company’s ability to pay dividends on its common stock, subject to the requirements of the Nevada Revised Statutes. The Company has not declared any dividends since incorporation.

As of January 31, 2016, the Company had 5,112,861,525 common shares authorized of its $0.001 par value common stock.

During the year ended January 31, 2016, the Company issued the following shares of $0.001 par value common stock:

•	1,894,044 shares in exchange for services from vendors providing finance, business development, investor relations and other services valued at $204,284.
•	130,488 shares retired for $50,000 of Accounts Receivable in connection with the settlement agreement with Sky.

NOTE 10 – STOCK BASED COMPENSATION

On August 5, 2011, the Board of Directors approved the Company’s 2011 Equity Compensation Plan (the “2011 Plan”). The 2011 Plan authorizes the issuance of various forms of stock-based awards, including incentive or non-qualified options, restricted stock awards, performance shares and other securities as described in greater detail in the 2011 Plan, to the Company’s employees, officers, directors and consultants. A total of 20,000,000 shares are authorized for issuance under the 2011 Plan, which has not been approved by the stockholders of the Company as of January 31, 2016 a total of 16,333,333 shares are available for issuance under the 2011 Plan.

On October 14, 2012, the Board of Directors approved the Company’s 2012 Equity Incentive Plan, which was amended and restated on September 19, 2013 (as amended and restated, the “2012 Plan”). The 2012 Plan authorizes the issuance of various forms of stock-based awards, including incentive or non-qualified options, restricted stock awards, restricted units, stock appreciation rights, performance shares and other securities as described in greater detail in the 2012 Plan, to the Company’s employees, officers, directors and consultants. A total of 12,000,000 shares are authorized for issuance under the 2012 Plan, which has been approved by the stockholders of the Company, and as of January 31, 2016, a total of 436,907 shares are available for issuance under the 2012 Plan.

On September 10, 2013, the Board of Directors approved the Company’s 2013 Equity Incentive Plan (the “2013 Plan”). The 2013 Plan authorizes the issuance of various forms of stock-based awards, including incentive or non-qualified options, restricted stock awards, restricted units, stock appreciation rights, performance shares and other securities as described in greater detail in the 2013 Plan, to the Company’s employees, officers, directors and consultants. A total of 12,000,000 shares are authorized for issuance under the 2013 Plan, which has been approved by the stockholders of the Company to date, and as of January 31, 2016, a total of 2,363,612 shares are available for issuance under the 2013 Plan.

On June 30, 2015, the Board of Directors approved and adopted the Company’s 2015 Equity Incentive Plan, which was amended and restated by the Board of Directors on March 10, 2016 (the Amended and Restated 2015 Equity Incentive Plan, the “2015 Plan”). The sole amendment to the 2015 Plan which was affected by the entry into the amended and restated plan was to clarify and confirm that no awards under the 2015 Plan can be issued or granted to any person under the 2015 Plan in connection with, or in consideration for, the offer or sale of securities in a capital-raising transaction, or where such services directly or indirectly promote or maintain a market for the Company’s securities. The 2015 Plan authorizes the issuance of various forms of stock-based awards, including incentive or non-qualified options, restricted stock awards, restricted units, stock appreciation rights, performance shares and other securities as described in greater detail in the 2015 Plan, to the Company’s employees, officers, directors and consultants. Subject to adjustment in connection with the payment of a stock dividend, a stock split or subdivision or combination of the shares of common stock, or a reorganization or reclassification of the Company’s common stock, the maximum aggregate number of shares of common stock which may be issued pursuant to awards under the 2015 Plan is 17,500,000 shares, and as of January 31, 2016, a total of 11,500,000 shares are available for issuance under the 2015 Plan.

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

Activity in options during the year ended January 31, 2016 and related balances outstanding as of that date are set forth below:

			Weighted Average
	Number of	Weighted Average	Reaming Contract
	Shares	Exercise Price	Term (# of years)
Outstanding at February 1, 2014	17,260,000	$0.35	4.23
Granted	820,000	0.27
Exercised	(50,000)	0.16
Forfeited and canceled	(200,000)	—
Outstanding at January 31, 2015	17,830,000	$0.35	3.63
Exercisable at January 31, 2015	10,952,633	$0.33	3.33

Outstanding at February 1, 2015	17,830,000	0.35	3.63
Granted	6,780,000	0.30
Exercised	—	—
Forfeited and canceled	(1,020,000)	—
Outstanding at January 31, 2016	23,590,000	$0.25	3.19
Exercisable at January 31, 2016	14,151,658	$0.28	2.22

During the years ended January 31, 2016 and 2015, the Company recognized share-based compensation expenses totaling $1,713,764 and $1,864,995, respectively. The remaining amount of unamortized stock options expense at January 31, 2015 is $1,651,146.

There were also 333,333 options to purchase shares of common stock outside of the three plans mentioned above, all of which were exercisable as of January 31, 2016.

The intrinsic value of exercisable and outstanding options at January 31, 2016 was $0.

The grant date fair value of stock options granted during the year was $1,446,000 and $249,793 for the fiscal years ended January 31, 2016 and 2015, respectively.

NOTE 11 - WARRANTS

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

	Number of Shares	Weighted Average Exercise Price	Remaing Contract Term (# of years)
Warrants Outstanding at February 1, 2015	7,333,529	$0.34	2.29
Granted
Exercised	—	—
Forfeited and canceled	—	—
Warrants Outstanding at January 31, 2016	7,333,529	$0.35	1.29

NOTE 12- INCOME TAXES

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

At January 31, 2016 and 2015, the Company had cumulative federal operating loss carry forwards of $18,407,581 and $17,250,016, respectively, which begin to expire in 2031. We recognize deferred tax assets to the extent that we believe these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income and tax-planning.

Components of net deferred tax assets, including a valuation allowance, are as follows at January 31, 2016 and 2015:

	2016	2015
Deferred tax assets:
Net operating loss carry forward	$6,821,077	$6,392,132
Stock based compensation	2,728,166	2,212,946
Charitable contribution carry forward	52,414	—
Allowance for bad debts	26,372	37,056
Total deferred tax assets	9,628,029	8,642,133
Less: Valuation allowance	(9,628,029)	(8,642,133
Net deferred tax assets	$—	$—

The valuation allowance for deferred tax assets as of January 31, 2016 and 2015 was $9,628,028 and $8,642,133, respectively. The net operating losses will begin to expire in 2031. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. Management believes it is more likely than not that the deferred tax assets as of January 31, 2016 will not be realized based on the management’s assessment that the deductions ultimately recognized for tax purposes will be fully utilized. Therefore full valuation allowances were set up for these deferred tax assets as of January 31, 2016 and 2015.

Reconciliation between the statutory rate and the effective tax rate is as follows at January 31, 2016 and 2015:

	2016	2015
Federal statutory rate	33.74%	33.78%
State taxes, net of federal benefit	3.06%	3.05%
Change in valuation allowance	(36.80)%	(36.83)%
Effective tax rate	—%	—%

There was no income tax expense for the years ended January 31, 2016 and 2015.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company’s commitments and contingencies include the usual claims and obligations of a wholesaler and distributor of coffee products in the normal course of a business. The Company may be, from time to time, involved in legal proceedings incidental to the conduct of its business, as described below:

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

Subsequently, all but the civil conspiracy claim against the Company was dismissed and the court ordered Whittle to amend his complaint to provide only for an alleged claim of breach of fiduciary duty (not against the Company) and conspiracy claims as an individual (not on a derivative basis). Prior to the filing of this report, Mr. Whittle and the Company agreed in principle to settlement terms, provided the parties are still negotiating the final terms of such settlement. Notwithstanding the parties’ agreement in principle, the outcome of this lawsuit cannot be predicted with any degree of reasonable certainty. In the event the matter is not settled, the Company intends to continue to vigorously defend itself against Whittle’s and MC LLC’s claims.

On December 15, 2014, a complaint was filed against the Company in the Superior Court of State of California, for the County of Los Angeles – Central Division (Case Number: BC566749), pursuant to which Sky Consulting Group, Inc. (“Sky”), made various claims against the Company, Mr. Tran, the Company’s President and Director, C&V International, and various other parties. The complaint alleged causes of action for breach of contract, fraud, negligent representation, intentional interference with contractual relationship and negligent interference with contractual relationship, relating to a May 2013 coffee distributor agreement between the Company and Sky, which provided Sky the right to sell Company branded coffee products in Korea. The suit seeks damages, punitive damages, court costs and attorney’s fees. The Company subsequently filed a motion to compel arbitration pursuant to the terms of the agreement, which was approved by the court on April 7, 2015. The parties subsequently entered arbitration in connection with the lawsuit. On September 8, 2015, the parties entered into a mutual settlement and release agreement, whereby Sky agreed to return 130,480 shares of common stock to the Company and stop distributing our products, displaying our tradenames or using our intellectual property; the parties agreed to each dismiss their claims/lawsuits; and each party provided the other a general release of all outstanding claims. The shares were returned to the Company and cancelled and the proceedings were dismissed on December 16, 2015.

On November 17, 2015, the SEC filed a complaint against us (Case 2:15-cv-08921) in the United States District Court Central District of California Western Division. Also included as defendants in the complaint were Shane G. Whittle (our former Chief Executive Officer and Director) and parties unrelated to us, Wayne S. P. Weaver, Michael K. Sun, Rene Berlinger, Stephen B. Wheatley, Kevin P. Miller, Mohammed A. Al-Barwani, Alexander J. Hunter, and Thomas E. Hunter (collectively, the “Defendants”). Pursuant to the complaint, the SEC alleged that Mr. Whittle orchestrated a “pump and dump” scheme with certain other of the Defendants in connection with our common stock. The scheme allegedly involved utilizing our July 2009 reverse merger transaction to secretly gain control of millions of our shares, spreading the stock to offshore entities, and dumping the shares on the unsuspecting public after the stock price soared following fraudulent promotional campaigns undertaken by Mr. Whittle and certain other of the Defendants in or around 2011. The complaint also alleges that to boost our stock price and provide cash to the Company, Mr. Whittle and certain other of the Defendants orchestrated a sham financing arrangement designed to create the false appearance of legitimate third-party interest and investment in the Company through a non-existent entity, Straight Path Capital, pursuant to which we raised approximately $2.5 million through the sale of 6.25 million shares of common stock in 2011. The SEC also alleges that Mr. Whittle and others caused us to make public announcements which caused our stock price to rise, which helped facilitate the alleged frauds among other allegations spelled out more completely in the complaint. The SEC’s complaint charges us, Mr. Whittle, Mr. Weaver, Mr. Sun, Mr. Berlinger, Mr. Wheatley, Mr. Miller, and Mr. Al-Barwani with conducting an illegal offering in violation of Sections 5(a) and 5(c) of the Securities Act. The complaint further alleges that Mr. Whittle, Mr. Weaver, Mr. Sun, Mr. Berlinger, and the Hunters violated Section 10(b) of the Exchange Act and Rule 10b-5, and Mr. Whittle, Mr. Weaver, Mr. Sun, and Mr. Berlinger violated Section 13(d) of the Exchange Act and Rules 13d-1 and 13d-2 thereunder. Mr. Whittle is additionally charged with violating Section 16(a) of the Exchange Act and Rule 16a-3, and the Hunters are charged with violations of Sections 17(b) of the Securities Act, which prohibits fraudulent touting of stock. The SEC is seeking injunctions, disgorgement, prejudgment interest, and penalties as well as penny stock bars against all of the individual Defendants and an officer-and-director bar against Mr. Whittle. The Company has reached a settlement in principle with the Commission to settle the claims made by the Commission, which has not yet been formally approved or accepted by the Commission to date, and may not be approved or accepted. In the event the Company were to have to pay significant fines or disgorgement in the matter described above, and the Company was unable to raise sufficient funding to pay such fines or disgorgement, the Company could be forced to suspend its activities, terminate its operations or seek bankruptcy protection.

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

We also had an option to renew this lease for an additional three year term, which option we have exercised as of the date of this report, and which three year renewal term provides for rent as follows:

•	$8,839 per month from August 1, 2016 to July 31, 2017;

•	$9,192 per month from August 1, 2017 to July 31, 2018; and

•	$9,560 per month from August 1, 2018 to July 31, 2019.

Finally, we have the option to extend the lease for an additional three year term, through July 21, 2022, with a rental cost per month negotiated in good faith by the parties based on then-current market rates, provided that we provide notice of our intent to extend such lease at least 120 days prior to the end of the then term.

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

The rights to the lease were sold during 2015, and the purchaser currently pays the monthly rental cost due under such lease, provided that the Company remains legally obligated under such lease pursuant to its terms.

On April 28, 2014, the Company entered into a lease agreement for retail space located at 1536 Wynkoop, Denver, Colorado 80202. The rental space encompasses approximately 121 square feet. The lease has a term of 60 months. Rent is $1,500 per month for the first year, increasing with the annual increase in the consumer price index thereafter on the annual anniversary date of the lease.

NOTE 14 – CONCENTRATIONS

During the year ended January 31, 2016 two vendors accounted for 42% of our purchases. During the year ended January 31, 2015 three vendors accounted for 61% of our purchases. During the years ended January 31, 2016 and 2015 three distributors accounted for 42% and two customers accounted for 52% of our net revenues, respectively.

For fiscal 2016 and 2015 total sales in Canada totaled $922,517 and $1,546,422, respectively. The Canadian RealCup licensing revenue for the year ended January 31, 2016 and 2015 were $410,153 and $282,641, respectively.

For fiscal 2016 sales in South Korea totaled $828,723 for green coffee and whole bean coffee and for fiscal 2015 sales in South Korea totaled $227,751.

For fiscal 2016 sales in Chile totaled $808,658 and for fiscal 2015 sales in Chile totaled $196,099.

NOTE 15 – SUBSEQUENT EVENTS

On March 1, 2016, we entered into a side letter agreement with JSJ. Pursuant to the side letter agreement, JSJ agreed to extend the maturity date of the JSJ Note to December 9, 2016 (from March 9, 2016), and we agreed to amend the terms of the JSJ Note relating to prepayment, to allow us the right to prepay the JSJ Note (a) from March 1, 2016 to September 9, 2016, provided we pay a redemption premium of 135% of the principal amount of such note together with accrued interest thereon, and (b) from September 10, 2016 to the maturity date, provided we pay a redemption premium of 150% of the principal amount of such note together with accrued interest thereon. The side letter agreement also amended the JSJ Note to (a) allow JSJ the right at any time after September 9, 2016, to convert the amount owed under the JSJ Note into shares of our common stock at a 40% discount to the third lowest trade during the previous 10 trading days prior to the date of conversion, provided that in no event will such conversion price be less than $0.00005 per share; and (b) to add a 4.99% ownership limitation which prevents JSJ from converting the note into our common stock in the event it and its affiliates would beneficially own more than 4.99% of our common stock upon such conversion, provided that such percentage can be increased by JSJ with 61 days prior written notice up to 9.99%. The side letter agreement also amended the events of default under the JSJ Note to include other additional customary events of default, in the event we cease filing reports with the Securities and Exchange Commission or if we file a Form 15.

In connection with the parties’ entry into the side letter agreement, we paid JSJ $117,253, including $16,003 of interest due on the JSJ Note through March 1, 2016, $5,000 of JSJ’s legal fees and $96,250 in consideration for JSJ agreeing to extend the due date of the JSJ Note (which represents the prepayment penalty which would have been due had we repaid the JSJ Note when due).

In March and April 2016, we repaid an aggregate of $150,000 ($75,000 in each of March and April) of the amount owed to Typenex in connection with a redemption request received from Typenex.

In February 2016, we borrowed $100,000 from a third party which has a six month term, a total payback amount of $130,000 and is payable by way of 126 daily payments of $1,032. In April 2016, we borrowed $115,000 from the same lender (of which $90,000 was new lending and the remainder was used to pay back the balance on a November 2015 loan). The April 2016 loan has a term of eight months, a total payable amount of $158,700 and is payable by way of 168 daily payments of $945. The loans are secured by a security interest in all of our accounts, equipment, and inventory and investment property. We have the right to repay the loans within the first 30 days after the effective date of each loan at the rate of 85% of the applicable repayment amount and between 31 and 90 days after the effective date of each loan at the rate of 90% of the applicable repayment amount.

On March 8, 2016, and March 15, 2016, we sold Duck Duck Spruce, LLC (“Duck Duck”) two 5% Convertible Promissory Notes with face amounts of $330,000, representing $300,000 borrowed from Duck Duck and a 10% original issue discount ($30,000), and $220,000, representing $200,000 borrowed from Duck Duck and a 10% original issue discount ($20,000), respectively (each a “Duck Duck Note”, and collectively, the “Duck Duck Notes”). The Duck Duck Notes accrue interest at the rate of 5% per annum (the lesser of 10% per annum and the highest rate allowed per law upon an event of default), and are due on December 8, 2016 (as to the March 9, 2016 note) and March 15, 2017 (as to the March 15, 2016 note), provided that if we repay the Duck Duck Notes more than 90 days after the issuance date thereof, the 5% interest which would have accrued through maturity is required to be paid to Duck Duck at the time of repayment.

The Duck Duck Notes can be repaid by us prior to the 180th day after the issuance date thereof along with a prepayment penalty of between 105% and 130% of the principal amount owed thereunder, plus interest (which as described above requires the total of interest through maturity if repaid more than 90 days after the issuance date). After the 180th day after the issuance date the notes cannot be repaid without the written consent of Duck Duck.

The Duck Duck Notes provide for standard and customary events of default such as failing to timely make payments under the Duck Duck Notes when due and the failure of the Company to timely comply with the Securities Exchange Act of 1934, as amended, reporting requirements.

The amounts owed under the Duck Duck Notes are convertible into shares of our common stock from time to time after the 180th day after the issuance date thereof at the option of Duck Duck, at a 35% discount (increasing by 10% if we are placed on the “chilled” list with the DTC, increasing by 5% if we are not DWAC eligible, and increasing by another 5% upon the occurrence of any event of default under the note) to the average of the two lowest closing prices of our common stock during the 10 consecutive trading days prior to the date of conversion, provided that all conversions are subject to a floor of $0.05 per share.

At no time may the Duck Duck Notes be converted into shares of our common stock if such conversion would result in Duck Duck and its affiliates owning an aggregate of in excess of 9.99% of the then outstanding shares of our common stock.

The March 15, 2016 Duck Duck Note also (a) required us to issue 250,000 shares of restricted common stock to Duck Duck in consideration for agreeing to the sale of such note; and (b) provided that as long as the note is outstanding, upon any issuance by us of any convertible debt security (whether such debt begins with a convertible feature or such feature is added at a later date) with any conversion price term more favorable than such Duck Duck Note, then at Duck Duck’s option, such conversion price term can apply to such March 15, 2016 Duck Duck Note.

We hope to repay the Duck Duck Notes prior to any conversion. In the event that the Duck Duck Notes are not repaid in cash in their entirety, Company shareholders may suffer dilution if and to the extent that the balance of the Duck Duck Notes is converted into common stock.

On March 16, 2016, we sold Vis Vires a Convertible Promissory Note (with an issuance date of March 11, 2016) in the principal amount of $225,000 (the “Vis Vires Convertible Note”), pursuant to a Securities Purchase Agreement, dated March 11, 2016. The Vis Vires Convertible Note bears interest at the rate of 8% per annum (22% upon an event of default) and is due and payable on December 15, 2016. The Vis Vires Convertible Note provides for standard and customary events of default such as failing to timely make payments under the Vis Vires Convertible Note when due and the failure of the Company to timely comply with the Securities Exchange Act of 1934, as amended, reporting requirements. Additionally, upon the occurrence of certain fundamental defaults, as described in the Vis Vires Convertible Note, we are required to pay Vis Vires liquidated damages in addition to the amount owed under the Vis Vires Convertible Note.

The principal amount of the Vis Vires Convertible Note and all accrued interest is convertible at the option of the holder thereof into our common stock at any time following the 180th day after the Vis Vires Convertible Note was issued. The conversion price of the Vis Vires Convertible Note is equal to the greater of (a) 65% (a 35% discount) multiplied by the average of the lowest five closing bid prices of our common stock during the ten trading days immediately prior to the date of any conversion; and (b) $0.00009, provided that the conversion price during major announcements (as described in the Vis Vires Convertible Note) is the lower of the conversion price on the announcement date of such major announcement and the conversion price on the date of conversion. In the event we fail to deliver the shares of common stock issuable upon conversion of the note within three business days of our receipt of a conversion notice, we are required to pay Vis Vires $2,000 per day for each day that we fail to deliver such shares. The Vis Vires Convertible Note conversion price also includes anti-dilution protection such that in the event we issue or are deemed to have issued common stock or convertible securities at a price equal to less than the conversion price of the Vis Vires Convertible Note in effect on the date of such issuance or deemed issuance, the conversion price of the Vis Vires Convertible Note is automatically reduced to such lower price, subject to certain exceptions in the note.

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

We paid $3,000 of Vis Vires’s attorney’s fees in connection with the sale of the Vis Vires Convertible Note.

We hope to repay the Vis Vires Convertible Note prior to any conversion. In the event that the Vis Vires Convertible Note is not repaid in cash in its entirety, Company shareholders may suffer dilution if and to the extent that the balance of the Vis Vires Convertible Note is converted into common stock.

On March 10, 2016, the Board of Directors approved the repricing of options to purchase 6 million shares of the Company’s common stock originally issued to the Company’s executive officers and directors in June 2015. Specifically, the Board of Directors approved a change in the exercise price of such options from $0.195 per share to $0.12 per share, provided no other terms of the options were changed except for the re-pricing. As a result of the repricing, our executive officers and directors, Brent Toevs, Anh Tran and Rohan Marley, each hold options to purchase 2 million shares of the Company’s common stock at an exercise price of $0.12 per share, with 666,666 options vesting on June 30, 2016 and 666,667 options vesting on June 30, 2017 and 2018, respectively.

On April 20, 2016, the Company entered into a settlement and release with one of its officer and director insurance providers, pursuant to which among other things, the provider has agreed to buy out the Company’s officer and director liability insurance policy for the period from March 15, 2011 to March 15, 2012 for $400,000. The Company expects to receive payment approximately 30 days after the entry into the settlement.

The Company has reached a settlement in principle with the Securities and Exchange Commission to settle the claims made by the Commission, which has not yet been approved or accepted by the Commission to date, and may not be formally approved or accepted. In the event the Company were to have to pay significant fines or disgorgement in the matter described above, and the Company was unable to raise sufficient funding to pay such fines or disgorgement, the Company could be forced to suspend its activities, terminate its operations or seek bankruptcy protection.

On April 20, 2016, the Company entered into a settlement agreement and release with one of its officer and director insurance providers, pursuant to which among other things, the provider agreed to buy out the Company’s officer and director liability insurance policy for the period from March 15, 2011 to March 15, 2012 for $400,000, which the Company expects to receive approximately 30 days after the entry into the settlement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JAMMIN JAVA CORP.

By: /s/ Brent Toevs
Brent Toevs
Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2016

By: /s/ Anh Tran
Anh Tran
President, Chief Operating Officer, Secretary and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

Date: May 6, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brent Toevs	Chief Executive Officer	May 6, 2016
Brent Toevs	(Principal Executive Officer)
Director

/s/ Anh Tran	President, Chief Operating Officer,	May 6, 2016
Anh Tran	Secretary and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)
Director

/s/ Rohan Marley	Chairman of the Board of Directors	May 6, 2016
Rohan Marley

Exhibit Index

Exhibit Number	Description

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed April 1, 2014)

3.2	Amended and Restated Bylaws of Jammin Java Corp. (May 23, 2014) (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 30, 2014)

10.1+	2011 Equity Compensation Plan (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed August 10, 2011)

10.2+	Amended and Restated 2012 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 of the Company’s Form S-8/A Registration Statement filed October 17, 2013)

10.3+	2013 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 filed October 17, 2013)

10.4**	Supply and Toll Agreement, dated as of April 28, 2010, between Canterbury Coffee Corporation and the Company (incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K filed May 17, 2011)

10.5	Exclusive Sales and Marketing Agreement, dated as of April 25, 2011, by and between National Coffee Service & Vending and the Company (incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-K filed May 17, 2011)

10.6**	First Amendment to Supply and Toll Agreement, dated as of May 12, 2011, by and between Canterbury Coffee Corporation and the Company (incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K filed May 17, 2011)

10.7+	Grant of Contractor Stock Option, dated as of August 11, 2011, from the Company to Shane Whittle (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K/A filed August 11, 2011)

10.8+	Grant of Employee Stock Option dated as of August 5, 2011, from the Company to Anh Tran (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed August 10, 2011)

10.9+	Grant of Employee Stock Option, dated as of August 5, 2011, from the Company to Rohan Marley (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed August 10, 2011)

10.10+	Grant of Employee Stock Option, dated as of August 10, 2011, from the Company to Brent Toevs (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed August 10, 2011)

10.11**	Roasting and Distribution Agreement, dated as of January 1, 2012, by and between the Company and Canterbury Coffee Corporation, (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed May 14, 2012)

10.12	License Agreement with Fifty-Six Hope Road Music Limited dated September 13, 2012 (incorporated by reference to Exhibit 10.7 of the Company’s Amended Report on Form 10-Q/A, filed on October 4, 2012)

10.13+	Amended and Restated Employment Agreement with Brent Toevs (August 2013) (incorporated by reference to Exhibit 10.24 of the Company’s Quarterly Report on Form 10-Q filed September 12, 2013)

10.14+	Amended and Restated Employment Agreement with Anh Tran (August 2013) (incorporated by reference to Exhibit 10.25 of the Company’s Quarterly Report on Form 10-Q filed September 12, 2013)

10.15	Lease Agreement (June 2013) – 4730 Tejon Street, Denver, Colorado 80211 (incorporated by reference to Exhibit 10.26 of the Company’s Quarterly Report on Form 10-Q filed September 12, 2013)

10.16	Form of Subscription Agreement July/August 2013 Offering (incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K filed May 16, 2014)

10.17	Form of Common Stock Purchase Warrant Agreement July/August 2013 Offering (incorporated by reference to Exhibit 10.29 of the Company’s Annual Report on Form 10-K filed May 16, 2014)

10.18	Amended and Restated License Agreement with Mother Parkers Tea & Coffee Inc. (May 20, 2014) (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 30, 2014)

10.19	Form of 2013 Equity Incentive Plan Stock Option Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on August 29, 2014)

10.20+	Form of Amended and Restated 2012 Equity Incentive Plan Stock Option Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on August 29, 2014)

10.21+	Form of Restricted Stock Grant Agreement to Advisory Board Members (June 2014) (incorporated by reference to Exhibit 10.33 of the Company’s Quarterly Report on Form 10-Q filed on September 15, 2014)

10.22+	First Amendment to Amended and Restated Employment Agreement with Brent Toevs (June 30, 2015) (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on July 31, 2015)

10.23+	First Amendment to Amended and Restated Employment Agreement with Anh Tran (June 30, 2015) (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on July 31, 2015)

10.24+	Form of 2013 Equity Incentive Plan Stock Option Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on August 29, 2014)

10.25+	Form of 2015 Equity Incentive Plan Stock Option Agreement (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on July 31, 2015)

10.26	$275,000 12% Convertible Note Issued September 9, 2015, by Jammin Java Corp. in favor of JSJ Investments Inc. (incorporated by reference to Exhibit 10.31 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2015, filed with the SEC on September 21, 2015)

10.27	Securities Purchase Agreement dated September 14, 2015, by Jammin Java Corp. and Typenex Co-Investment, LLC (incorporated by reference to Exhibit 10.32 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2015, filed with the SEC on September 21, 2015)

10.28	Secured Convertible Promissory Note dated September 14, 2015 ($1,005,000), by Jammin Java Corp. in favor of Typenex Co-Investment, LLC (incorporated by reference to Exhibit 10.33 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2015, filed with the SEC on September 21, 2015)

10.29	Membership Interest Pledge Agreement dated September 14, 2015, by and between Typenex Co-Investment, LLC and Jammin Java Corp. (incorporated by reference to Exhibit 10.34 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2015, filed with the SEC on September 21, 2015)

10.30	Secured Investor Note #1 dated September 14, 2015 by and between Typenex Co-Investment, LLC and Jammin Java Corp. (incorporated by reference to Exhibit 10.35 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2015, filed with the SEC on September 21, 2015)

10.31	Security Agreement dated September 14, 2015, by Jammin Java Corp. in favor of Typenex Co-Investment, LLC (incorporated by reference to Exhibit 10.36 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2015, filed with the SEC on September 21, 2015)

10.32	Convertible Promissory Note dated September 16, 2015, by Jammin Java Corp. in favor of JMJ Financial (incorporated by reference to Exhibit 10.37 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2015, filed with the SEC on September 21, 2015)

10.33	Securities Purchase Agreement dated September 9, 2015, by and between Jammin Java Corp. and Vis Vires Group, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 2, 2015)

10.34	$254,000 Convertible Promissory Note dated September 9, 2015, by Jammin Java Corp. in favor of Vis Vires Group, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on October 2, 2015)
10.35	March 1, 2016 Side Letter Agreement with JSJ Investments, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 24, 2016)
10.36	5% Convertible Promissory Note ($330,000) with Duck Duck Spruce, LLC dated March 8, 2016 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed March 24, 2016)
10.37+	Amended and Restated 2015 Equity Incentive Plan of Jammin Java Corp. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed March 24, 2016)
10.38+	Option Agreement of Rohan Marley effective June 30, 2015 (as amended) (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed March 24, 2016)
10.39+	Option Agreement of Brent Toevs effective June 30, 2015 (as amended) (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed March 24, 2016)
10.40+	Option Agreement of Anh Tran effective June 30, 2015 (as amended) (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed March 24, 2016)
10.41	Securities Purchase Agreement dated March 11, 2016, by and between Jammin Java Corp. and Vis Vires Group, Inc. (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed March 24, 2016)
10.42	$225,000 Convertible Promissory Note dated March 11, 2016, by Jammin Java Corp. in favor of Vis Vires Group, Inc. (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed March 24, 2016)
10.43	5% Convertible Promissory Note ($220,000) with Duck Duck Spruce, LLC dated March 15, 2016 (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed March 24, 2016)
14.1	Code of Ethical Business Conduct, adopted March 31, 2014 (incorporated by reference to Exhibit 14.1 of the Company’s Current Report on Form 8-K filed April 1, 2014)
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K filed May 16, 2014)
23.1*	Consent of Squar, Milner, Peterson, Miranda & Williamson, LLP
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Accounting and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1****	Certifications of the Principal Executive Officer and the Principal Accounting and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

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