Form 10-Q
period 2016-04-30
JAMMIN JAVA CORP.
filed 2016-06-23
CIK 1334586

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016

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

At June 21, 2016, there were 130,384,439 shares of the issuer’s common stock outstanding.

Jammin Java Corp.

For the Three months Ended April 30, 2016 and 2015

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Jammin Java Corp.

BALANCE SHEETS

	April 30, 2016	January 31, 2016
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$193,002	$231,021
Accounts receivable, net	1,436,015	1,415,559
Prepaid expenses	6,382	30,171
Other current assets	3,840	8,000
Total Current Assets	1,639,239	1,684,751

Property and equipment, net	148,307	187,838
Intangible assets, net	578,663	593,325
Other assets	23,567	23,567
Total Assets	$2,389,776	$2,489,481

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$3,635,442	$3,611,257
Accrued expenses	936,457	497,431
Convertible and other notes payable, net of discount, current	928,971	1,029,558
Conversion feature - derivative liability	782,603	778,951

Total Current Liabilities	6,283,473	5,917,197

Long Term Liabilities
Convertible and other notes payable, net of discount and current portion	250,363	—
	250,363	—

Total Liabilities	6,533,836	5,917,197

Commitments & Contingencies

Stockholders’ Deficit:
Common stock, $.001 par value, 5,112,861,525 shares authorized; 130,134,439 and 126,455,312 shares issued and outstanding, as of April 30, 2016 and January 31, 2016, respectively	130,134	126,455
Additional paid-in-capital	26,459,125	25,691,579
Accumulated deficit	(30,733,319)	(29,245,750)
Total Stockholders’ Deficit	(4,144,060)	(3,427,716)

Total Liabilities and Stockholders’ Deficit	$2,389,776	$2,489,481

See accompanying notes to condensed financial statements

JAMMIN JAVA CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended April 30,
	2016	2015

Sales, net	$2,727,999	$2,581,427
Cost of sales	1,786,870	1,784,812

Gross Profit	941,129	796,615

Operating Expenses:
Compensation and benefits	970,703	972,806
Selling and marketing	600,709	521,116
General and administrative	771,303	492,824
Total operating expenses	2,342,715	1,986,746

Other expense:
Other expense	(7,650)	—
Changes in fair value of derivative liability	75,914	—
Gain on extinguishment of debt	362,506	—
Interest expense	(516,753)	(7,105)
Total other expense	(85,983)	(7,105)

Net Loss	$(1,487,569)	$(1,197,236)

Net loss per share:
Basic and diluted loss per share	$(0.01)	$(0.01)

Weighted average common shares outstanding - basic and diluted	127,748,811	124,879,545

See accompanying notes to condensed financial statements

JAMMIN JAVA CORP.

statements OF CASH FLOWS

(Unaudited)

	Three Months Ended April 30,
	2016	2015
Cash Flows From Operating Activities:
Net loss	$(1,487,569)	$(1,197,236)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	—	156,381
Shared-based compensation	771,225	368,046
Depreciation	35,757	41,273
Amortization of intangibles	14,662	16,325
Changes in fair value of derivative liability	(75,914)	—
Gain on sale of fixed asset	3,774	—
Changes in operating assets and liabilities:
Accounts receivable	(20,456)	(577,995)
Inventory	—	43,713
Prepaid expenses and other current assets	27,949	7,689
Accounts payable	24,185	737,723
Accrued expenses	439,026	(210,502)
Net cash used in operating activities	(267,361)	(614,583)

Cash Flows From Investing Activities:
(Loss) disposal of property and equipment	—	(55,523)
Net cash provided by (used in) investing activities	—	(55,523)

Cash Flows From Financing Activities:
Repayments on short term debt	(214,071)	—
Borrowings on long term debt	443,413	298,948
Net cash provided by financing activities	229,342	298,948

Net change in cash and cash equivalents	(38,019)	(371,158)
Cash and cash equivalents at beginning of period	231,021	443,189
Cash and cash equivalents at end of period	$193,002	$72,031

Non-Cash Transactions:
Addition of capital leases	$—	$73,000

See accompanying notes to condensed financial statements

NOTES TO CONDENSED FINANCIAL STATEMENTS

APRIL 30, 2016

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited interim financial statements of Jammin Java Corp. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or any other future period. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year as reported in the Company’s Annual Report on Form 10-K have been omitted. The accompanying balance sheet at April 30, 2016 has been derived from the audited balance sheet at January 31, 2016 contained in such Form 10-K.

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

The Company incurred a net loss of $1,487,569 for the three months ended April 30, 2016, and has an accumulated deficit since inception of $30,733,319. The Company has a history of losses and has only recently begun to generate revenue as part of its principal operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The operations of the Company have primarily been funded by the sale of its common stock. The Company will, in the future, need to secure additional funds through future equity sales or other fund raising activities. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.

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

There can be no assurance that the Company will be able to increase sales, reduce expenses or obtain additional financing, if necessary, at a level to meet its current obligations. As a result, the opinion the Company received from its independent registered public accounting firm on its January 31, 2016 financial statements contains an explanatory paragraph stating that there is a substantial doubt regarding the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of April 30, 2016, the Company had $193,002 of cash and cash equivalents. Additionally, no interest income was recognized for the three months ended April 30, 2016.

Revenue Recognition. Revenue is derived from the sale of coffee products and is recognized on a gross basis upon shipment to the customer. All revenue is recognized when (i) persuasive evidence of an arrangement exists; (ii) the service or sale is completed; (iii) the price is fixed or determinable; and (iv) the ability to collect is reasonably assured. Revenue is recognized as the net amount estimated to be received after deducting estimated amounts for discounts, trade allowances and product terms. We record promotional and return allowances based on recent and historical trends. Promotional allowances, including customer incentive and trade promotion activities, are recorded as a reduction to sales based on amounts estimated being due to customers, based primarily on historical utilization and redemption rates. Discounts and promotional allowances deducted from sales for the three months ended April 30, 2016 and 2015 were $355,560 and $156,952, respectively.

The Company utilizes third parties for the production and fulfillment of orders placed by customers. The Company, acting as principal, takes title to the product and assumes the risks of ownership; namely, the risks of loss for collection, delivery and returns.

Accounts Receivable due from Roasters. We source coffee that we sell to our roaster, Mother Parkers Tea & Coffee Inc. (“Mother Parkers”), a related party and shareholder of the Company, who in turn sells it to its own customers. This is especially the case with Jamaican Blue Mountain coffee secured by us. Mother Parkers is also a shareholder of the Company. At April 30, 2016, we are owed $463,906 by Mother Parkers. We also utilize the services of Mother Parkers, to roast coffee to our specifications for sale to the Company’s customers. As a result, at April 30, 2016, we owe $2,232,088 to Mother Parkers for roasting services.

Financial assets and liabilities are subject to offset and presented as net amounts in the statement of financial position when, and only when, the Company currently has a legally enforceable right to offset amounts and intends either to settle on a net basis, or to realize the asset and settle the liability simultaneously. The Company does not have offset rights with respect to Mother Parkers due to/due from amounts at April 30, 2016.

Allowance for Doubtful Accounts. The Company does not require collateral from its customers with respect to accounts receivable. The Company determines any required allowance by considering a number of factors, including the terms for each customer, and the length of time accounts receivable are outstanding. Management provides an allowance for accounts receivable whenever it is evident that they become uncollectible. The Company has reserved an allowance of $78,760 and $71,168, respectively for doubtful accounts at April 30, 2016 and January 31, 2016. Because our accounts receivable are concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse effect on the collectability of our accounts receivable and our future operating results.

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

Depreciation was $35,757 and $41,273, for the three months ended April 30, 2016 and 2015, respectively.

Impairment of Long-Lived Assets. Long-lived assets consist primarily of a license agreement that was recorded at the estimated cost to acquire the asset. The license agreement is reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable (see Note 4). Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their estimated fair values. Management evaluated the carrying value of long-lived assets including the license and determined that no impairment existed at April 30, 2016.

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

Loss Per Common Share. Basic loss per common share equals net loss divided by the weighted average of shares outstanding during the reporting period. Diluted loss per share includes the impact on dilution from all contingently issuable shares, including options, warrants and convertible securities. The common stock equivalents from contingent shares are determined by the treasury stock method. The Company incurred a net loss for the three months ended April 30, 2016 and 2015, respectively. In addition, basic and diluted loss per share for such periods are the same because all potential common equivalent shares totaling 21,580,195 shares have been excluded from the calculation of diluted loss per share as their inclusion would be anti-dilutive.

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

Note 4. Trademark License Agreements and Intangible Assets

Intangible assets include our License Agreement, and intangibles and goodwill arising from our BikeCaffe acquisition. The amortization periods are fifteen years and ten years for the license agreement and intangible assets, respectively. Amortization expense consists of the following:

License agreement, net consists of the following:

	April 30, 2016	January 31, 2016
License Agreement	$730,000	$730,000
Accumulated amortization	(182,499)	(170,332)
License Agreement, net	$547,501	$559,668

The amortization period is fifteen years. Amortization expense consists of the following:

	For the three months ending April 30,
	2016	2015
License Agreement	$(12,167)	$(12,166)
Intangible assets	(2,495)	(4,159)
Total License Agreement Amortization Expense	$(14,662)	$(16,325)

As of January 31, 2016, the remaining useful life of the Company's license agreement was approximately 11.5 years. The following table shows the estimated amortization expense for such assets for each of the five succeeding fiscal years and thereafter.

Years Ending January 31,
2017	$36,501
2018	48,668
2019	48,688
2020	48,688
2021	48,688
Thereafter	316,328
Total	$547,501

Note 5. Outstanding debt

Convertible and Other Notes Payable are as follows:

		Outstanding
		as of	Available	Accrued	Debt	Interest
	Commitment	April 30, 2016	Proceeds	Interest	Discount	Rate	Maturity
Colorado Medical Finance Services, LLC *	$500,000	$99,949	$400,051	$23,599	$—	17.5%	September 26, 2016
JSJ	275,000	275,000	—	5,815	(111,049)	12.0%	December 6, 2016
Typenex **	1,005,000	105,000	900,000	16,401	(55,320)	10.0%	May 14, 2017
JMJ **	900,000	385,000	515,000	51,968	(252,686)	12.0%	September 16, 2017
Vis Vires	250,000	225,000	—	11,969	(137,537)	8.0%	December 9, 2016
Duck Duck Spruce	550,000	550,000	—	5,558	(279,240)	5.0%	December 15, 2016
Third party loan	260,311	259,907	—	—	—	32.0%	December 1, 2016
	$3,740,311	$1,899,856	$1,815,051	$115,310	$(835,832)	—	—
Derivative liability	—	782,603	—	—	—	—	—
	$3,740,311	$2,682,459	$1,815,051	$115,310	$(835,832)	—	—

*Line of Credit.

**Long term note.

Revolving Line of Credit – Colorado Medical Finance Services, LLC

Effective on February 16, 2015, The Company entered into an unsecured Revolving Line of Credit Agreement with Colorado Medical Finance Services, LLC, dba Gold Gross Capital LLC. The line of credit allows the Company the right to borrow up to $500,000 from the lender from time to time. Amounts borrowed under the line of credit accrue interest at the rate of 17.5% per annum and can be repaid at any time without penalty. A total of 10% of the interest rate is payable in cash and the other 7.5% of the interest rate is payable in cash, or as a reduction of accounts receivable related to coffee sales/services, at the option of the lender, with our consent. We have paid or intend to pay all related interest in cash. The line of credit expires, and all amounts are due under the line of credit on September 26, 2016. Upon the occurrence of an event of default the amounts owed under the line of credit bear interest at the rate of 20% per annum. Proceeds from the line of credit can be solely used for working capital purposes. The lender has no relationship with the Company or its affiliates. As of April 30, 2016 there was $123,548 outstanding which included $99,949 in principal and $23,599 in interest due. The payments due on this line of credit have been made on a monthly basis.

Convertible Note Payable – JSJ

On September 9, 2015, we entered into a 12% Convertible Note to JSJ Investments Inc. (“JSJ” and the “JSJ Convertible Note”) in the amount of $275,000. On March 1, 2016, we amended the JSJ Convertible Note through a side letter agreement. Amounts owed under the JSJ Convertible Note accrue interest at the rate of 12% per annum (18% upon an event of default). The JSJ Convertible Note is due in December 2016. We have the right to repay the JSJ Convertible Note (a) from March 1, 2016 to through September 9, 2016, provided we pay a redemption premium of 135% of the principal amount of such note together with accrued interest thereon, and (b) from September 10, 2016 to the maturity date, provided we pay a redemption premium of 150% of the principal amount of such note together with accrued interest thereon.

The JSJ Convertible Note and all accrued interest is convertible at the option of the holder thereof into the Company’s common stock at any time after September 9, 2016. The conversion price of the JSJ Convertible Note is the greatest of a) 60% (a 40% discount) to the third lowest intra-day trading price of the Company’s common stock during the 10 trading days prior to any conversion date of the note, or b) $0.00005. The variable conversion price was accounted for as a derivative liability. Upon initial issuance, the Company recorded a discount of approximately $233,000 relating to the derivative liability. The goal is for the Company to utilize this debt as growth capital to help accelerate projects that generate revenue. We hope to repay the JSJ Convertible Note prior to any conversion. In the event that the JSJ Note is not repaid in cash in its entirety, Company shareholders may suffer dilution if and to the extent that the balance of the JSJ Note is converted into common stock. As of April, 30 2016, the balance of the note was $280,815 of which $275,000 was principal and $5,815 was accrued interest. In connection with the side letter agreement, we paid $96,250 in consideration to extend the due date of the JSJ Note (which represents the prepayment penalty which would have been due had we repaid the JSJ Note when due). The side letter agreement was considered to be a debt extinguishment and the Company recorded a gain of approximately $133,000 relating to such extinguishment.

Convertible Promissory Notes Payable - with Typenex Co-Investment, LLC

On September 14, 2015 (the “Closing Date”), the Company entered into a Securities Purchase Agreement (the “Typenex SPA”) with Typenex Co-Investment, LLC (“Typenex”). Pursuant to the Typenex SPA, the Company issued to Typenex convertible promissory notes in with a total the principal amount of $1,005,000 in the form of: (a) an initial tranche of $255,000 in cash (the “Typenex Note”), and (b) three promissory notes of $250,000 each. The Typenex Note has a term of 20 months and an interest rate of 10% per annum (22% upon an event of default). The gross proceeds to the Company from the transactions contemplated by the Typenex SPA were $1,005,000, in the form of: (a) an initial tranche of $250,000 in cash, and (b) three promissory notes of $250,000 each (collectively, the “Investor Notes”). Typenex and the Company must mutually agree to fund one or more of the three additional Investor Notes. As of April 30, 2016, none of the additional three tranches only $255,000 had been funded. The Typenex Note has a term of 20 months, matures in May 2017, and has and an interest rate of 10% per annum (22% upon an event of default). Each of the Investor Notes accrue interest at the rate of 10% per annum until paid and are secured by a Membership Interest Pledge Agreement. Beginning in March 2016, and on the same day of each month thereafter until the maturity date, the Company is required to pay to Typenex monthly installments of principal equal to $75,000 (or such lesser principal amount as is then outstanding), plus the sum of any accrued and unpaid interest. Alternatively, Typenex or the Company may elect to convert an installment amount into Common Stock at the lower of (a) $0.30 per share, and (b) if the Company’s market capitalization falls below $3,000,000, the Market Price conversion price shall be adjusted to the market price as of the applicable date applying a discount of 40%. The Typenex Note also includes repricing features whereby if the Company sells or issues any common stock or other securities exercisable for, or convertible into, Common Stock for a price per share that is less than the conversion price applicable under the Typenex Note, then such lower price will apply to all subsequent conversions by Typenex. The repricing feature of the conversion feature was considered to be derivative liabilities and accordingly, the Company recorded approximately $55,320 discount to debt. The Company has the right to prepay the Typenex Note under certain circumstances, subject to payment of a 35% prepayment penalty during the first six months the note is outstanding and 50% thereafter. In the event that the Typenex Note is not repaid in cash in its entirety, Company shareholders may suffer dilution if and to the extent that the balance of the Typenex Note is converted into common stock. As of April 30, 2016, the outstanding balance of the Typenex Note was $121,401 of which $105,000 was principal and $16,401 was interest payable. With the principal payment during the quarter ended April 30, 2016, a portion of the related derivative liability was also extinguished and the Company recorded approximately $44,000 as a gain on extinguishment of debt. The remaining derivative liability associated with the outstanding debt balance was approximately $61,382.

Convertible Promissory Note with JMJ Financial

On September 16, 2015, we entered into a Convertible Promissory Note with JMJ Financial (“JMJ”) in the principal amount of up to $900,000 (the “JMJ Convertible Note”). Upon entering into this arrangement, the total face amount of the JMJ Convertible Note was initially $385,000 and we received $350,000 in cash, as all amounts borrowed under the note include a 10% original issue discount. Moving forward, JMJ may loan us additional funds (up to $900,000 in aggregate) if mutually agreed by both parties, provided that JMJ has the right in its sole discretion to approve any future request for additional funding. Each advance under the JMJ Convertible Note is due two years from the date of such advance, with the amount initially funded under the note due on September 16, 2017.

The JMJ Convertible Note (including principal and accrued interest and where applicable other fees) is convertible into our common stock, at any time, at the lesser of (a) $0.75 per share or (b) 65% (a 35% discount) of the two lowest closing prices of our common stock in the 20 trading days prior to the date of any conversion, subject to certain adjustments described in the JMJ Convertible Note. The variable conversion term was considered to be a derivative liability and the Company recorded approximately $253,000 of debt discount upon issuance. The derivative liability had a fair value of approximately $132,000 as of April 30, 2016.

A one-time interest charge of 12% was applied to the principal amount of the note, which remains payable regardless of the repayment (or conversion) date of the note.

The goal is for the Company to utilize this debt as growth capital to help accelerate projects that generate revenue. We hope to repay the JMJ Convertible Note prior to any conversion. In the event that the JMJ Note is not repaid in cash in its entirety, Company shareholders may suffer dilution if and to the extent that the balance of the JMJ Note is converted into common stock. At April 30, 2016, the amount owed JMJ Financial was $436,968 of which $385,000 was principal and $51,968 was interest payable.

Convertible Notes Payable –Vis Vires

On September 24, 2015, we sold Vis Vires Group, Inc. (“Vis Vires”) a Convertible Promissory Note (with an issuance date of September 9, 2015) in the principal amount of $254,000 (the “Vis Vires Convertible Note”). The Vis Vires Convertible Note bears interest at the rate of 8% per annum (22% upon an event of default) and is due and payable on June 11, 2016. The principal amount of the Vis Vires Convertible Note and all accrued interest is convertible at the option of the holder at the greater of (a) 65% (a 35% discount) multiplied by the average of the lowest five closing bid prices of our common stock during the ten trading days immediately prior to the date of any conversion and (b) $0.00009. The Vis Vires Convertible Note conversion price also includes price protection features in the event we issue or are deemed to have issued common stock or convertible securities at a price equal to less than the conversion price, the conversion price of the Vis Vires Convertible Note is automatically reduced to such lower price. The variable conversion term was considered to be a derivative liability and the Company recorded approximately $224,000 of debt discount upon issuance. There is a prepayment penalty on the note ranging from 108% to 133% of the then outstanding balance, depending on when such prepayment is made. In March 2016, we paid $347,172 to satisfy the amount outstanding under the Vis Vires Convertible Note in full. With the payment of the note, the related derivative liability was also extinguished and the Company recorded approximately $133,000 as a gain on extinguishment of debt.

On March 16, 2016, we sold Vis Vires an additional Convertible Promissory Note in the principal amount of $225,000 (the “New Vis Vires Convertible Note”). The New Vis Vires Convertible Note bears interest at the rate of 8% per annum (22% upon an event of default) and is due and payable on December 15, 2016. The principal amount of the New Vis Vires Convertible Note and all accrued interest is convertible at the option of the holder thereof into our common stock at any time after September 2016. The conversion price of the New Vis Vires Convertible Note is equal to the greater of a) 65% (a 35% discount) multiplied by the average of the lowest five closing bid prices of our common stock during the ten trading days immediately prior to the date of any conversion, and (b) $0.00009. The New Vis Vires Convertible Note conversion price also includes price protection such that in the event we issue or are deemed to have issued common stock or convertible securities at a price equal to less than the conversion price of the New Vis Vires Convertible Note, the conversion price of the New Vis Vires Convertible Note is automatically reduced to such lower price. The repricing feature of the conversion feature was considered to be derivative liabilities and accordingly, the Company recorded approximately $130,000 discount to debt. The Company revalued the derivative liability at approximately $166,000 as of April 30, 2016. We may prepay in full the unpaid principal and interest on the New Vis Vires Convertible Note, upon notice, any time after September 2016. Any prepayment is subject to payment of a prepayment amount ranging from 108% to 133% of the then outstanding balance on the New Vis Vires Convertible Note, depending on when such prepayment is made. We hope to repay the New Vis Vires Convertible Note prior to any conversion. In the event that the New Vis Vires Convertible Note is not repaid in cash in its entirety, Company shareholders may suffer dilution if and to the extent that the balance of the New Vis Vires Convertible Note is converted into common stock At April 30, 2016, the amount owed Vis Vires was $236,969 of which $225,000 was principal and $11,969 was interest payable.

Convertible Promissory Convertible Promissory Notes with Duck Duck Spruce

In March 2016, we sold Duck Duck Spruce, LLC (“Duck Duck”) two 5% Convertible Promissory Notes with total principal face amounts of $550,000 and received $500,000 in cash, with the difference representing an original issue discount (collectively, the “Duck Duck Notes”). The Duck Duck Notes accrue interest at the rate of 5% per annum (the lesser of 10% per annum and the highest rate allowed per law upon an event of default), and are due in December 2016.

The Duck Duck Notes can be repaid prior to September 2016 with a prepayment penalty of between 105% and 130% of the principal amount owed thereunder, plus interest. After September 2016, the notes cannot be repaid without the written consent of Duck Duck. The amounts owed under the Duck Duck Notes are convertible into shares of our common stock in September 2016 at a 35% discount the average of the two lowest closing prices of our common stock during the 10 consecutive trading days prior to the date of conversion, subject to a floor of $0.05 per share. The variable conversion terms of the note were accounted for as derivative liabilities and the Company recorded a discount to the note of approximately $279,000. We hope to repay the Duck Duck Notes prior to any conversion. In the event that the Duck Duck Notes are not repaid in cash in their entirety, Company shareholders may suffer dilution if and to the extent that the balance of the Duck Duck Notes is converted into common stock. At April 30, 2016 the balance of these loans total $555,558 of which $550,000 is principal and $5,558 is interest payable.

The second Duck Duck Note also (a) required us to issue 250,000 shares of restricted common stock to Duck Duck in consideration for agreeing to the sale of such note; and (b) the conversion price also includes price protection such that in the event we issue or are deemed to have issued common stock or convertible securities at a price equal to less than the conversion price, the conversion price is automatically reduced to such lower price. The Company recorded a debt discount associated with this note totaling approximately $279,000.

Third Party Loan

In October 2015, we borrowed $150,000 from a third-party lender. The October 2015 loan has a seven-month term, a total payback amount of $202,500 and is payable by way of 147 daily payments of $1,378. In November 2015, we borrowed $65,000 from the same lender. The November 2015 loan has a term of six months, a total payable amount of $89,700 and is payable by way of 126 daily payments of $712. In January 2016, we borrowed $220,000 from the same lender (of which $91,887.70 was new lending and $128,112.30 was used to repay the balance on the October 2015 loan). The January 2016 loan has a term of ten months, a total payback amount of $290,400 and is payable by way of 210 daily payments of $1,383. There was $215,173 outstanding as of January 31, 2016. In February 2016, we borrowed $100,000 from the same lender which has a six-month term, a total payback amount of $130,000 and is payable by way of 126 daily payments of $1,032. In April 2016, we borrowed $115,000 from the same lender (of which $90,000 was new lending and the remainder was used to pay back the balance on the November 2015 loan). The April 2016 loan has a term of eight months, a total payable amount of $158,700 and is payable by way of 168 daily payments of $945. The loans are secured by a security interest in all of our accounts, equipment, inventory and investment property. We have the right to repay the loans within the first 30 days after the effective date of each loan at the rate of 85% of the applicable repayment amount and between 31 and 90 days after the effective date of each loan at the rate of 90% of the applicable repayment amount. The interest rate on these loans range from 30-38% per annum. As of April 30, 2016, $259,907 is payable under the outstanding loans.

Note 6. Related Party Transactions

Transactions with Marley Coffee Ltd.

During the three months ended April 30, 2016 and 2015, the Company made purchases of $0 and $161,645, respectively, from Marley Coffee Ltd. (“MC”) a producer of Jamaican Blue Mountain coffee that the Company purchases in the normal course of its business. The Company’s Chairman, Rohan Marley, is an owner of approximately 25% of the equity of MC.

The Company also received $0 and $45,200 in rebates from MC during the three months ended April 30, 2016 and 2015, respectively, on the Jamaican green coffee purchased. We buy JBM coffee at the most favorable market rate in the market. For the majority of transactions, we buy raw unroasted beans from MC and then resell them to customers around the world. From time to time, it is more economically favorable for the Company to allow MC to sell to our customers directly and then receive a rebate.

License with Fifty-Six Hope Rd

As of April 30, 2016 and 2015, the Company incurred license fees payable to Fifty-Six Hope Road Music Limited (“56 Hope Road”) of $77,653 and $59,113, respectively. For the three months ended April 30, 2016 and 2015, there were licensing fees accrued and payable of $297,324 in our accounts payable balance and $118,700, respectively, to 56 Hope Road, for the license to use the name “Marley Coffee”.

Other Related Party Transactions

The following describe transactions with entities which are licensees of Hope Road Merchandising, LLC a company in which Rohan Marley is a beneficiary. During the three months ended April 30, 2016 and 2015, the Company made net purchases of $77, and $2,483, respectively, from House of Marley. House of Marley produces headphones and speakers that the Company uses for promotions and trade shows. During the three months ended April 30, 2016 and 2015, the Company made purchases of $0 and $521, respectively from Zion Rootswear. The purchases from Zion Rootswear were for Bob Marley apparel and gifts that were used for marketing and promotions purposes.

The Company has made sales to related parties for the three months ending April 30, 2016 of $3,198 to Lions of Marley, $420 to Delivery Agent (for product that is sold on the Bob Marley Website) and for the three months ending April 30, 2015, the Company made no sales to related parties. The companies above are licensees of Hope Road Merchandising, LLC, a company in which Rohan Marley is a beneficiary.

During the three months ended April 30, 2016, the Company paid Rohan Marley Enterprises $93,668 of which $93,428 was paid through stock compensation for director’s fees and bonus and $240 was paid in cash for reimbursable expenses. During the three months ended April 30, 2015, the Company paid Rohan Marley Enterprises $47,482 for directors consulting fees and expense reimbursements. Rohan Marley Enterprises is the personal S-Corporation of Rohan Marley which he uses to record all of his business transactions

The total owed to Mother Parkers at April 30, 2016 was $2,232,088 and at April 30, 2015 $2,480,206 was due to Mother Parkers for coffee purchases. The total accounts receivable due from Mother Parkers as of April 30, 2016 and 2015 is $463,906 and $810,498, respectively.

During the three months ended April 30, 2016 and 2015, the Company paid Sondra Toevs, $1,832 and $2,524, respectively and Ellie Toevs, $1,922 and $858, respectively, for part-time employment. Sondra Toevs is the wife of the Company’s CEO, Brent Toevs, and Ellie Toevs is the daughter of Mr. Toevs.

Note 7. Stockholders’ Equity

Share-based Compensation:

On August 5, 2011, the Board of Directors approved the Company’s 2011 Equity Compensation Plan (the “2011 Plan”). The 2011 Plan authorizes the issuance of various forms of stock-based awards, including incentive or non-qualified options, restricted stock awards, performance shares and other securities as described in greater detail in the 2011 Plan, to the Company’s employees, officers, directors and consultants. A total of 20,000,000 shares are authorized for issuance under the 2011 Plan, which has not been approved by the stockholders of the Company as of April 30, 2016. A total of 16,333,333 shares are available for issuance under the 2011 Plan.

On October 14, 2012, the Board of Directors approved the Company’s 2012 Equity Incentive Plan, which was amended and restated on September 19, 2013 (as amended and restated, the “2012 Plan”). The 2012 Plan authorizes the issuance of various forms of stock-based awards, including incentive or non-qualified options, restricted stock awards, restricted units, stock appreciation rights, performance shares and other securities as described in greater detail in the 2012 Plan, to the Company’s employees, officers, directors and consultants. A total of 12,000,000 shares are authorized for issuance under the 2012 Plan, which has been approved by the stockholders of the Company, and as of April 30, 2016, a total of 436,907 shares are available for issuance under the 2012 Plan.

On September 10, 2013, the Board of Directors approved the Company’s 2013 Equity Incentive Plan (the “2013 Plan”). The 2013 Plan authorizes the issuance of various forms of stock-based awards, including incentive or non-qualified options, restricted stock awards, restricted units, stock appreciation rights, performance shares and other securities as described in greater detail in the 2013 Plan, to the Company’s employees, officers, directors and consultants. A total of 12,000,000 shares are authorized for issuance under the 2013 Plan, which has been approved by the stockholders of the Company to date, and as of April 30, 2016, a total of 1,717,652 shares are available for issuance under the 2013 Plan.

On June 30, 2015, the Board of Directors approved and adopted the Company’s 2015 Equity Incentive Plan, which was amended and restated by the Board of Directors on March 10, 2016 (the Amended and Restated 2015 Equity Incentive Plan, the “2015 Plan”). The sole amendment to the 2015 Plan which was affected by the entry into the amended and restated plan was to clarify and confirm that no awards under the 2015 Plan can be issued or granted to any person under the 2015 Plan in connection with, or in consideration for, the offer or sale of securities in a capital-raising transaction, or where such services directly or indirectly promote or maintain a market for the Company’s securities. The 2015 Plan authorizes the issuance of various forms of stock-based awards, including incentive or non-qualified options, restricted stock awards, restricted units, stock appreciation rights, performance shares and other securities as described in greater detail in the 2015 Plan, to the Company’s employees, officers, directors and consultants. Subject to adjustment in connection with the payment of a stock dividend, a stock split or subdivision or combination of the shares of common stock, or a reorganization or reclassification of the Company’s common stock, the maximum aggregate number of shares of common stock which may be issued pursuant to awards under the 2015 Plan is 17,500,000 shares, and as of April 30, 2016, a total of 8,927,182 shares are available for issuance under the 2015 Plan.

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

Activity in stock options during the three month period ended April 30, 2016 and related balances outstanding as of that date are set forth below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Reaming Contract Term (# of years)
Outstanding at January 31, 2016	23,590,000	$0.25	3.19
Granted	—	—
Exercised	—	—
Forfeited and canceled	—	—
Outstanding at April 30, 2016	23,590,000	$0.25	2.94
Exercisable at April 30, 2016	14,246,666	$0.28	2.05

Note 8. Commitments and Contingencies

From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business.

On September 30, 2014, Shane Whittle, individually, a former significant shareholder and officer and director of the Company (“Whittle”), and derivatively on behalf of Marley Coffee LLC (“MC LLC”) filed a complaint against Rohan Marley, Cedella Marley, the Company, Hope Road Merchandising, LLC (“HRM”), Fifty-Six Hope Road Music Limited (“56 Hope Road”), and Marley Coffee Estate Limited (“Marley Coffee Estate”) in the United States District Court for the District of Colorado (Civil Action No. 2014-CV-2680).

The complaint alleged that Whittle entered into a partnership with Rohan Marley, the son of the late reggae music legend Robert Nesta Marley p/k/a Bob Marley, to sell premium coffee products branded after the name and likeness of Rohan Marley. The causes of action set forth in the complaint included, among others, racketeering activity, trademark infringement, breach of fiduciary duty, civil theft, and civil conspiracy (some of which causes of action were not directly alleged against the Company), which were alleged to have directly caused Whittle and MCL substantial financial harm. Damages claimed by Whittle and MCL included economic damages to be proven at trial, profits made by defendants, treble damages, punitive damages, attorneys’ fees and pre and post judgment interest.

Effective on May 19, 2016, Whittle, MCL, Rohan Marley, Cedella Marley, the Company, HRM and 56 Hope Road entered into a Settlement Agreement in connection with the proceeding described above (at the same time Whittle entered into a separate settlement agreement with Marley Coffee Estate). Pursuant to the Settlement Agreement, (a) Whittle agreed to resign as a manager of MCL, assign his approximate 29% membership interest in MCL to MCL for $1.00 of total consideration, and also consented to the redemption of certain other outstanding membership interests in such entity; (b) Whittle agreed to cancel and terminate the options to purchase 2 million shares of the Company’s common stock which he held as of the date of the parties’ entry into the Settlement Agreement for $1.00 of total consideration; (c) Whittle agreed to release and waive any rights to any past due or future due payments owed by the Company under the Settlement described above, including releasing the remaining amount of $10,000 which Whittle was due pursuant to such Settlement; (d) Whittle provided a general release to each of the defendants (including the Company and Rohan Marley) from all claims, liability and obligations which Whittle had against such defendants; and (e) each of the defendants (including the Company and Rohan Marley) provided Whittle a general release from all claims, liability and obligations which such defendants had against Whittle.

In connection with the entry into the Settlement Agreement and the settlement of the lawsuit, the lawsuit described above and the prior Colorado state court lawsuit were dismissed.

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

On or around May 31, 2016, the Company entered into a ‘Consent of Defendant Jammin Java Corp.’ (the “Consent”), in connection with the SEC’s complaint (the “Complaint”). Pursuant to the Consent, without admitting or denying the allegations of the Complaint (except as specifically set forth in such Consent mainly relating to personal and subject matter jurisdiction, which we admitted), we consented to the entry of a final judgment (the “Final Judgment”), which, among other things: (a) permanently restrains and enjoins us from violating Section 5 of the Securities Act, and (b) orders us to pay disgorgement in the amount of $605,330.73, plus prejudgment interest thereon in the amount of $94,669.27, totaling an aggregate of $700,000, of which (1) $200,000 is due within 14 days of the entry of the Final Judgment, which funds are currently held in an attorney’s trust account for payment; and (2) $500,000 is due within 90 days of the entry of the Final Judgment.

The Final Judgment was approved by the SEC on or around May 31, 2016 and is awaiting a file stamped copy of the Final Judgement from the court, which is anticipated by the end of June 2016. The Company has accrued $700,000 for estimated settlement expense in the first quarter, which is offset by a $400,000 insurance settlement which was received in May 2016.

In addition to the above, we may become involved in other material legal proceedings in the future.

Note 9. Concentrations

A significant portion of our revenue is derived from our relationships with a limited number of vendors and distributors. The loss of one or more of our significant vendors or distributors would have a material impact on our revenues and results of operations. During the three-month periods ended April 30, 2016 and 2015, three customers accounted for 49.3% and 47% of net revenues, respectively.

During the three month periods ended April 30, 2016 and 2015, two vendors accounted for 44% and 35% of purchases. The same two vendors accounted for 75% and 86% of the accounts payable as of April 30, 2016 and 2015, respectively.

For the three month periods ended April 30, 2016 and 2015, total sales in Canada totaled $157,077 and $219,803, respectively.

For the three month periods ended April 30, 2016 and 2015, sales in South Korea sales totaled $0 and $295,759, respectively.

For the three month periods ended April 30, 2016 and 2015, sales in Chile totaled $213,420 and $184,240, respectively.

Note 10. Subsequent Event

On May 12, 2016, we paid $75,000 to Typenex and on June 7, 2016 we paid off the remaining balance of $45,920 owed to Typenex.

In June 2016, we increased the net amount owed to a third party by $92,000. We currently owe $418,500 to such third party as a result of these transactions.

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

You should carefully consider the risk factors described below, if any, and those described in our Annual Report on Form 10-K for the year ended January 31, 2016, filed with the SEC on May 5, 2016 (the “Annual Report”), as well as the other information included in this Quarterly Report on Form 10-Q, the Annual Report and in our other reports filed with the SEC, prior to making a decision to invest in our securities.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This information should be read in conjunction with the interim unaudited financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the unaudited financial statements and notes thereto and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended January 31, 2016.

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

License Agreement with Fifty-Six Hope Road Music Limited

On September 13, 2012, the Company entered into a fifteen (15) year license agreement (renewable for two additional fifteen (15) year terms thereafter in the option of the Company) with an effective date of August 7, 2012 with Fifty-Six Hope Road Music Limited, a Bahamas international business company (“56 Hope Road” and the “56 Hope Road License Agreement”). Rohan Marley, our Chairman, owns an interest in and serves as a director of 56 Hope Road. Pursuant to the 56 Hope Road License Agreement, 56 Hope Road granted the Company a worldwide, exclusive, non-transferable license to utilize the “Marley Coffee” trademarks (the “Trademarks”) in connection with (i) the manufacturing, advertising, promotion, sale, offering for sale and distribution of coffee in all its forms and derivations, regardless of portions, sizes or packaging (the “Exclusive Licensed Products”) and (ii) coffee roasting services, coffee production services, and coffee sales, supply, distribution and support services, provided that the Company may not open retail coffee houses utilizing the Trademarks. 56 Hope Road owns and controls the intellectual property rights in and to the late reggae performer, Robert Nesta Marley, professionally known as Bob Marley, including the Trademarks. In addition, 56 Hope Road granted the Company the right to use the Trademarks on advertising and promotional materials that pertain solely to the sale of coffee cups, coffee mugs, coffee glasses, saucers, milk steamers, machines for brewing coffee, espresso and/or cappuccino, grinders, water treatment products, tea products, chocolate products, and ready-to-use (instant) coffee products (the “Non-Exclusive Licensed Products”, and together with the Exclusive Licensed Products, the “Licensed Products”). Licensed Products may be sold by the Company pursuant to the 56 Hope Road License Agreement through all channels of distribution, provided that, subject to certain exceptions, the Company cannot sell the Licensed Products by direct marketing methods (other than the Company’s website), including television, infomercials or direct mail without the prior written consent of 56 Hope Road. Additionally, 56 Hope Road has the right to approve all Licensed Products, all advertisements in connection therewith and all product designs and packaging. The agreement also provides that 56 Hope Road shall own all rights to any domain names (including marleycoffee.com), incorporating the Trademarks.

In consideration for the foregoing licenses, the Company agreed to pay royalties to 56 Hope Road in an amount equal to 3% of the net sales of all Licensed Products on a quarterly basis. In addition, such royalty payments are to be deferred during the first 20 months of the term of the 56 Hope Road License Agreement, and such deferred payments shall be paid on a quarterly-basis thereafter until paid in full. For the three months ended April 30, 2016 and 2015, $77,653 and $58,609, respectively, was payable for such royalty fees. The total accounts payable to 56 Hope Road, a related party, as of April 30, 2016 is $297,324.

We have been notified by 56 Hope Road of our alleged breach of certain of the terms of the License Agreement, including, but not limited to, our failure to deliver quarterly statements in a timely manner, our failure to timely make licensing payments, and our failure to deliver audited financial statements in a timely manner. Some of these breaches are due to cash flow issues and corporate governance matters. We are working with 56 Hope Road in an effort to resolve the alleged breaches and we are optimistic that we will be able to resolve the issues and will be able to put in place corporate governance procedures to alleviate certain of the issues raised moving forward.

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

Pursuant to our relationship with Mother Parkers, Mother Parkers produces Marley Coffee RealCups for us. For direct sales of RealCups (e.g., in jurisdictions in which Mother Parkers does not have exclusive rights as described below) we purchase the RealCups from Mother Parkers and handle all aspects of selling, merchandising and marketing products to retailers. Pursuant to the MP Agreement, the Company granted Mother Parkers the exclusive right to manufacture, process, package, label, distribute and sell single serve hard capsules (which excludes single serve soft pods) (the “Product”) on behalf of the Company in Canada, the United States of America and Mexico. The rights granted under the MP Agreement are subject to certain terms and conditions of our license agreement with 56 Hope Road. Pursuant to the MP Agreement, Mother Parkers is required to, among other things, supply all ingredients and materials, labor, manufacturing equipment and other resources necessary to manufacture and package the Product, develop coffee blends set forth in specifications provided by the Company from time to time, procure coffee beans in the open market (or from the Company’s designee) at favorable prices, set prices for the Product in a manner that is competitive in the market place and deliver Product logo/brand designs to the Company for approval prior to manufacturing any such Product. We are required to, among other things, cross-promote the Product, use Product images and marketing materials provided by Mother Parkers to promote the Product, and provide the services of Rohan Marley (our Chairman) at a minimum of five locations per year at the Company’s sole cost and expense. There are no minimum volume or delivery requirements under the MP Agreement. Pursuant to the MP Agreement, Mother Parkers agreed to pay us a fee of $0.06 per capsule for Talkin’ Blues products and $0.04 per capsule for all other Product sold by Mother Parkers under the terms of the agreement, which payments are due in monthly installments. The MP Agreement has a term of five years, provided that it automatically renews thereafter for additional one year periods if not terminated by the parties, provided further that we are not able to terminate the agreement within the first 12 months of the term of the agreement and if we terminate the agreement or take any action that lessens or diminishes Mother Parkers’ exclusive rights under the agreement during months 12 through 36 of the agreement, we are required to pay Mother Parkers a fee of $600,000 and reimburse Mother Parkers for any out of pocket costs incurred by Mother Parkers for inventory and other materials that are unsalable or unusable after such termination. We also receive revenues through the sale by Mother Parkers of our roast coffee in Canada, whereby we receive a portion of the gross revenues of such sales.

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

One of our primary drivers is to enhance our brand and increase our turn rate on shelves. In order to accomplish that we will continue to promote the Marley Coffee brand as well as our Recyclable RealCup™. In July of fiscal 2015, we launched a new version of the Marley Coffee RealCup™ capsule that is compatible with the Keurig Green Mountain K2.0. The recyclable RealCup™ utilizes a recyclable capsule that is accepted by many curbside recycling programs. The technology and intellectual property is owned by Mother Parkers, however we are one of the first and primary super premium product to launch in market amongst Mother Parkers portfolio of brands especially at our scale.

Based on our current distribution in the U.S. and an average of three SKUS of RealCups™ per store, if we can get an additional customer to purchase one SKU per store, per week, within our existing distribution, we believe we can generate approximately ~$8 million in additional revenue per year. Our next objective is to get all nine Recyclable RealCup™ Marley Coffee SKUs within our current distribution. SKUs or Stock Keeping Units are a store’s or catalog’s product and service identification code, often portrayed as a machine-readable bar code that helps items be tracked for inventory.

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

The International Coffee Organization recently reported that it expects global coffee demand to rise 25% by 2021. We believe that we are in a strong position to capitalize on that growth and our goal is to continue finding top-tier operators like the ones we have in place in Canada, South Korea, Chile, Mexico and the United Kingdom. Through a distribution arrangement we have in place with C&V International (which has no relation to 56 Hope Road), we generate revenue through coffee sold to Marley Coffee branded coffee shops in Korea (which we have no ownership or management in) and also general licensing fees through such coffee sales.

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

For fiscal 2016 total sales in Canada totaled $922,517 and total RealCup licensing was $572,612 and total sales for the year ended January 31, 2015 was $1,546,422. For the years ended January 31, 2016 and 2015 the total sales and total licensing with Mother Parker’s was equal to $1,495,128 and $1,546,422, respectively. For the three month periods ended April 30, 2016 and 2015, total sales in Canada totaled $157,077 and $219,803, respectively. The total owed to Mother Parkers at April 30, 2016 is $2,232,088 and at April 30, 2015 $2,480,206 was due to Mother Parkers for coffee purchases. The total accounts receivable due from Mother Parkers as of April 30, 2016 and 2015 is $463,906 and $810,498, respectively.

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

For fiscal 2016 sales in South Korea totaled $828,723 for green coffee and whole bean coffee and for fiscal 2015 sales in South Korea totaled $227,751. For the three month periods ended April 30, 2016 and 2015, sales in South Korea sales totaled $0 and $295,759, respectively.

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

For fiscal 2016 sales in Chile totaled $808,658 and for fiscal 2015 sales in Chile totaled $196,099. For the three month periods ended April 30, 2016 and 2015, sales in Chile totaled $213,420 and $184,240, respectively.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended April 30, 2016 and 2015

Revenue. Revenue for the three months ended April 30, 2016 and 2015 was $3,083,559 and $2,738,379, respectively, which represents an increase of $345,180 or 12.6% from the previous period. Revenue increased as a result of the Company’s continued expansion into the retail grocery market and its continued growth of other business verticals.

Discounts and allowances. Discounts and allowances for the three months ended April 30, 2016 and 2015 were $355,560 and $156,952, respectively, which represents an increase of $198,608 or 127% from the previous period. Discounts and allowances increased as a result of the corresponding increase in sales.

Net revenue. Net revenue for the three months ended April 30, 2016 and 2015 was $2,727,999 and $2,581,427, respectively, which represents an increase of $146,572 or 5.7% from the previous period.

Total cost of sales. Total cost of sales for the three months ended April 30, 2016 and 2015 was $1,786,870 and $1,784,812, respectively, which represents an increase of $2,058 from the previous period. The increase in total cost of sales was mainly the result of the increased sales offset by a reduction in cost of goods compared to the prior year.

Gross Profit. Gross Profit was $941,129 and $796,615, respectively, for the three months ended April 30, 2016 and 2015, which represents an increase of $144,514 or 18%. Gross profit as a percentage of net sales was 34.5% and 30.9% for the three months ended April 30, 2016 and 2015, respectively. Gross profit increased as a result of better managing our costs.

Compensation and benefits expenses. Compensation and benefits expenses were $970,703 and $972,806, respectively, for the three months ended April 30, 2016 and 2015, which represents a decrease of $2,103. Compensation and benefits expenses decreased as a result of decreased staff and more efficient operations.

Selling and marketing expenses. Selling and marketing expenses for the three months ended April 30, 2016 and 2015 was $600,709 and $521,116, respectively, which represents an increase of $79,593 or 15.3% from the previous period. Selling and marketing expenses increased as a result of selling and brokerage expenses of $262,156 for new placement in grocery stores during the first quarter offset by a decrease of $187,702 in advertising campaigns in new markets in the current period. We anticipate experiencing marketing expenses relative to our cash flow availabilities throughout fiscal 2017 as we will seek to expand our customer base even more and build out the Company brand.

General and administrative expenses. General and administrative expenses for the three months ended April 30, 2016 and 2015 was $771,303 and $492,824, respectively, which represents an increase of $278,479 or 56% from the previous period. The Company has accrued $700,000 for estimated settlement expense in the first quarter, which is offset by a $400,000 insurance settlement which was received in May 2016.

Total operating expenses. Total operating expenses for the three months ended April 30, 2016 and 2015 was $2,342,715 and $1,986,746, respectively, which represents an increase of $355,969 or 17.9% from the previous period. Total operating expenses increased as a result of the increases in legal fees and general and administrative expenses described above.

Other expense. Other expense for the three months ended April 30, 2016 and 2015 was $7,650 and $-0-, respectively. Other expense increased as a result of the financing expenses associated with our current liabilities, offset by the sale of fixed assets.

Interest expense. Interest expense for the three months ended April 30, 2016 and 2015 was $516,753 and $7,105, respectively, which represents an increase of $509,648 from the previous period. Interest expense increased as a result of our short term financing agreements incurred in the quarter, as described in greater detail in Note 5 to the financial statements included herein.

Change in Derivative liability. The change in fair value of derivative liability was $75,914 and $-0-, respectively, for the three months ended April 30, 2016 and 2015, which represents an increase of $75,914 or 100%.

Gain and Extinguishment of debt. We had $362,506 of gain on extinguishment of debt for three months ended April 30, 2016, compared to no gain on extinguishment of debt for the three months ended April 20, 2015.

Net Loss. Net Loss was $1,487,569 and $1,197,236, respectively, for the three months ended April 30, 2016 and 2015, which represents an increase of $290,333 or 24%. Net Loss increased as a result of the reasons described above, primarily due to the $700,00 settlement with the SEC which was offset by a $400,000 insurance settlement.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations primarily through the issuance of our common stock and debt agreements.

The following table presents details of our working capital deficit and cash and cash equivalents:

	April 30, 2016	January 31, 2016	Increase / (Decrease)
Working Capital	$(4,644,234)	$(4,232,446)	$(411,788)
Cash	$193,002	$231,021	$(38,019)

At April 30, 2016, we had total assets of $2,389,776 and total liabilities of $6,533,836. Our current sources of liquidity include our existing cash and cash equivalents and borrowings under convertible promissory notes and other loans. For the three months ended April 30, 2016, we generated gross sales of $3,083,559 and we had a net loss of $1,487,569.

Total current assets of $1,639,239 as of April 30, 2016 included cash of $193,002, accounts receivable of $1,436,015 (which included $463,906 due from Mother Parkers), other current assets of $3,840 and $6,382 of prepaid expenses.

We had total assets as of April 30, 2016 of $2,389,776 which included the total current assets of $1,639,239, $148,307 of property and equipment, net, $578,663 of intangible assets and $23,567 of other assets.

We had total liabilities of $6,533,836 as of April 30, 2016, of which $6,283,473 were current liabilities, including, $3,635,442 of accounts payable (which included $2,232,088 of accounts payable to Mother Parkers, $297,324 royalty – related party relating to amounts accrued in connection with the 56 Hope Road License Agreement (described above)), $936,457 of accrued expenses, and $928,971 of notes payable, net of discount, in connection with short term financing agreements and a capital lease we entered into, as described in greater detail in Notes 5 and 8 to the financial statements included herein, and $782,603 conversion feature – derivative liability. Long term liabilities included convertible notes payable, net of discount, of $250,363.

We source coffee that we sell to our roaster, Mother Parkers, a related party and shareholder of the Company, who in turn sells it to its own customers. This is especially the case with Jamaican Blue Mountain coffee secured by us. At April 30, 2016, we are owed $463,906 by Mother Parkers. We also utilize the services of Mother Parkers, to roast coffee to our specifications for sale to the Company’s customers. As a result, at April 30, 2016, we owe $2,232,088 to Mother Parkers for roasting services.

As of the filing of this report, we believe that our cash position, funds we may raise through offerings and sales of convertible notes, the line of credit described below, and the revenues we generate will be sufficient to meet our working capital needs for approximately the next twelve months based on our projections.

Although our sales and revenues have increased significantly on an annual basis, the Company incurred a net loss of $5,201,917 and $10,280,985 for the years ended January 31, 2016 and 2015, respectively and had an accumulated deficit of $29,245,750 at January 31, 2016, compared to a net loss of $1,487,569 and $1,197,236 for the three months ended April 30, 2016 and 2015, respectively, and an accumulated deficit of $30,733,319 as of April 30, 2016. In addition, the Company has a history of losses and has not generated net income from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The operations of the Company have primarily been funded by the sale of common stock and debt financing. The Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to sell its products directly to end-users and through distributors, establish profitable operations through increased sales and decreased expenses, and obtain additional funds when needed. We may not be able to increase sales or reduce expenses to a level necessary to meet our current obligations or continue as a going concern. As a result, the opinion the Company received from its independent registered public accounting firm on its January 31, 2016 financial statements contains an explanatory paragraph stating that there is substantial doubt regarding the Company’s ability to continue as a going concern. If we become unable to continue as a going concern, we may have to liquidate our assets, and may realize significantly less than the values at which they are carried on our financial statements, and stockholders may lose all or part of their investment in our common stock. The accompanying financial statements do not contain any adjustments for this uncertainty.

Cash Flows

	Three months ending April 30,
	2016	2015
Net cash used in operating activities	$(267,361)	$(614,583)
Net cash (used in) provided by investing activities	$—	$(55,523)
Net cash provided by financing activities	$229,342	$439,026

Operating Activities

Compared to the corresponding period in 2015, net cash used in operating activities decreased by $347,222 for the three months ended April 30, 2016. Net cash used in operating activities for the three months ended April 30, 2016 was primarily due to $1,487,569 of net loss and $439,026 of increase in accrued expenses, offset by $75,914 change in fair value of derivative liability and share-based employee compensation of $771,225.

Investing Activities

We had no net cash used for investing activities for the three months ended April 30, 2016. Net cash used in investing activities for the three months ended April 30, 2015, was solely due to the purchase and disposal of property and equipment.

Financing Activities

Compared to the corresponding period in fiscal 2015, net cash provided by financing activities decreased by approximately $69,600 for the three months ended April 30, 2016 due to increased repayments on debt.

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

Pursuant to the Subscription, we provided Mother Parkers a right of first refusal for a period of two (2) years following the Subscription (which has now expired), to purchase up to 10% of any securities (common stock, options or warrants exercisable for common stock) we propose to offer and sell in a public or private equity offering (the “ROFO Securities”), exercisable for 48 hours from the time we provide Mother Parkers notice of such proposed sale of ROFO Securities (subject where applicable to Mother Parkers meeting any prerequisites to participation in the offering). The right of first refusal does not apply to the issuance of (a) shares of common stock or options to employees, officers, directors or consultants of the Company in consideration for services, (b) securities exercisable or exchangeable for or convertible into shares of common stock issued and outstanding on the date of the Subscription, (c) securities issued pursuant to acquisitions or strategic transactions approved by the directors of the Company, provided that any such issuance shall provide the Company additional benefits in addition to the investment of funds, but shall not include a transaction in which the Company is issuing securities primarily for the purpose of raising capital, and (d) any debt securities (other than any debt securities exchangeable for or convertible into shares of common stock).

The Warrants have an exercise price equal to 150% of the Per Unit Price ($0.51135 per share), a term of three years and prohibit Mother Parkers from exercising such Warrants to the extent such exercise would result in the beneficial ownership of more than 9.99% of the Company’s common stock, subject to Mother Parkers’ right to waive such limitation with 61 days prior written notice.

As described above, we also had $463,906 of accounts receivable due from, and $2,232,088 of accounts payable owed to, Mother Parkers, as of April 30, 2016.

Line of Credit

The Company entered into an unsecured Revolving Line of Credit Agreement with Colorado Medical Finance Services, LLC, dba Gold Gross Capital LLC on June 9, 2015, with an effective date of February 16, 2015. The line of credit allows the Company the right to borrow up to $500,000 from the lender from time to time. On March 26, 2015, the lender advanced $250,000 to us under the terms of the line of credit. Amounts owed under the line of credit are to be memorialized by revolving credit notes in the form attached to the line of credit, provided that no formal note has been entered into to advance amounts borrowed to date. Amounts borrowed under the line of credit accrue interest at the rate of 17.5% per annum and can be repaid at any time without penalty. A total of 10% of the interest rate is payable in cash and the other 7.5% of the interest rate is payable in cash, or at the option of the lender and with our consent, or by a reduction in amounts owed to us by the lender in connection with the sale of coffee or other promotional activities. The line of credit expires, and all amounts are due under the line of credit on September 26, 2016. The line of credit contains customary events of default, and upon the occurrence of an event of default the lender can suspend further advances and require the Company to declare the entire amount then owed immediately due, subject to a 10 day period pursuant to which we have the right to cure any default. Upon the occurrence of an event of default the amounts owed under the line of credit bear interest at the rate of 20% per annum. Proceeds from the line of credit can be solely used for working capital purposes. The lender has no relationship with the Company or its affiliates. The balance due on the Line of Credit was $123,548 as of April 30, 2016.

Convertible Promissory Notes

As described in greater detail in Note 5 to the financial statements included herein and under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” – “Liquidity and Capital Resources” - “Funding and Financing Agreements” in our Annual Report on Form 10-K for the year ended January 31, 2016, as filed with the Securities and Exchange Commission on May 6, 2016, we have sold various convertible notes to date, which allow the holders thereof, subject to the terms thereof, to convert the amount owed into shares of our common stock at a discount to the then trading prices of our common stock. The total amount of the Convertible Promissory Notes is $1.63 Million as of April 30, 2016.

Third Party Loan

In October 2015, we borrowed $150,000 from a third-party lender. The October 2015 loan has a seven-month term, a total payback amount of $202,500 and is payable by way of 147 daily payments of $1,378. In November 2015, we borrowed $65,000 from the same lender. The November 2015 loan has a term of six months, a total payable amount of $89,700 and is payable by way of 126 daily payments of $712. In January 2016, we borrowed $220,000 from the same lender (of which $91,887.70 was new lending and $128,112.30 was used to repay the balance on the October 2015 loan). The January 2016 loan has a term of ten months, a total payback amount of $290,400 and is payable by way of 210 daily payments of $1,383. There was $215,173 outstanding as of January 31, 2016. In February 2016, we borrowed $100,000 from the same lender which has a six-month term, a total payback amount of $130,000 and is payable by way of 126 daily payments of $1,032. In April 2016, we borrowed $115,000 from the same lender (of which $90,000 was new lending and the remainder was used to pay back the balance on the November 2015 loan). The April 2016 loan has a term of eight months, a total payable amount of $158,700 and is payable by way of 168 daily payments of $945. The loans are secured by a security interest in all of our accounts, equipment, inventory and investment property. We have the right to repay the loans within the first 30 days after the effective date of each loan at the rate of 85% of the applicable repayment amount and between 31 and 90 days after the effective date of each loan at the rate of 90% of the applicable repayment amount. The interest rate on these loans range from 30-38% per annum. As of April 30, 2016, $259,907 is payable under the outstanding loans.

Factoring Agreement

In June 2016, we received $310,000 from a third-party lender as part of a factoring arrangement, where the third party purchased $418,500 of our receivables.

Off-Balance Sheet Arrangements

As part of our on-going business, we have not participated in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of April 30, 2016, we are not involved in any unconsolidated SPEs.

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

Impairment of Long-Lived Assets. Long-lived assets include a license agreement that was recorded at the estimated cost to acquire the asset (See Note 4 to the financial statements included in this report). The license agreement is reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their estimated fair values. Management evaluated the carrying value of the license and determined that no impairment existed at April 30, 2016 or 2015.

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

Recent Accounting Pronouncements

For the three months ended April 30, 2016 and 2015, there were no accounting standards or interpretations adopted, and management is still evaluating if adoption of the new accounting standards shown below are expected to have a material impact on our financial position, operations or cash flows.

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

ASB ASU 2014-09 “Revenue from Contracts with Customers (Topic 606),” or ASU 2014-09 - In May 2014, the FASB issued ASU 2014-09, which supersedes the revenue recognition requirements of Accounting Standards Codification, or ASC, Topic 605 “Revenue Recognition.” This ASU is effective for annual reporting periods beginning after December 15, 2017, with the option to adopt as early as December 15, 2017. We are currently assessing the impact of adoption of this ASU on our consolidated results of operations, cash flows and financial position.

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

Management believes that the material weaknesses set forth in items (1) and (2) above did not have an effect on the Company’s financial reporting during the three months ended April 30, 2016.

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

As a public reporting company, we must comply with the federal securities laws, rules and regulations, including certain corporate governance provisions of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act and the Dodd-Frank Act, related rules and regulations of the SEC, with which a private company is not required to comply. Complying with these laws, rules and regulations will occupy a significant amount of time of our sole director and management and will significantly increase our costs and expenses, which we cannot estimate accurately at this time. Among other things, we must:

●	establish and maintain a system of internal control over financial reporting in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the related rules and regulations of the SEC and the Public Company Accounting Oversight Board;
●	prepare and distribute periodic public reports in compliance with our obligations under the federal securities laws;
●	maintain various internal compliance and disclosures policies, such as those relating to disclosure controls and procedures and insider trading in our common stock; and
●	involve and retain to a greater degree outside counsel and accountants in the above activities.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended April 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

 From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business.

  On July 28, 2014, Shane Whittle, individually, a former significant shareholder and officer and director of the Company (“Whittle”) filed a complaint against the Company in the District Court, City and County of Denver, State of Colorado (Case No. 2014-CV-032991 Division: 209). The complaint alleged that Whittle entered into a consulting agreement with the Company for which the Company failed to make payments and that Rohan Marley, as both a director of the Company and of Marley Coffee Canada, Inc., additionally agreed that, as part of Whittle’s consulting compensation, the Company would assume a debt owed by Marley Coffee Canada to Whittle. The cause of action set forth in the complaint included breach of contract. Damages claimed by Whittle included $60,000 under the consulting agreement and $19,715 related to payments assumed by the Company.

  Effective on March 31, 2015, the Company and Mr. Whittle entered into a Settlement Agreement and Release of Claims (the “Settlement”), pursuant to which the parties agreed to dismiss their claims associated with the District Court, City and County of Denver, State of Colorado (Case No. 2014-CV-032991 Division: 209), lawsuit described above. Pursuant to the terms of the Settlement, the Company agreed to pay Mr. Whittle $80,000 which was accrued as of January 31, 2015 (to be paid in equal payments of $10,000 per month beginning on April 1, 2015), the Company agreed to withdraw from a joinder in connection with the Federal Action pending between the parties (and certain other parties) as described below, the parties provided each other mutual releases and the parties agreed to mutually dismiss, with prejudice, their claims, which have since been dismissed with prejudice.

  On September 30, 2014, Shane Whittle, individually, a former significant shareholder and officer and director of the Company (“Whittle”), and derivatively on behalf of Marley Coffee LLC (“MC LLC”) filed a complaint against Rohan Marley, Cedella Marley, the Company, Hope Road Merchandising, LLC (“HRM”), Fifty-Six Hope Road Music Limited (“56 Hope Road”), and Marley Coffee Estate Limited (“Marley Coffee Estate”) in the United States District Court for the District of Colorado (Civil Action No. 2014-CV-2680).

  The complaint alleged that Whittle entered into a partnership with Rohan Marley, the son of the late reggae music legend Robert Nesta Marley p/k/a Bob Marley, to sell premium coffee products branded after the name and likeness of Rohan Marley. The causes of action set forth in the complaint included, among others, racketeering activity, trademark infringement, breach of fiduciary duty, civil theft, and civil conspiracy (some of which causes of action were not directly alleged against the Company), which were alleged to have directly caused Whittle and MCL substantial financial harm. Damages claimed by Whittle and MCL included economic damages to be proven at trial, profits made by defendants, treble damages, punitive damages, attorneys’ fees and pre and post judgment interest.

Effective on May 19, 2016, Whittle, MCL, Rohan Marley, Cedella Marley, the Company, HRM and 56 Hope Road entered into a Settlement Agreement in connection with the proceeding described above (at the same time Whittle entered into a separate settlement agreement with Marley Coffee Estate). Pursuant to the Settlement Agreement, (a) Whittle agreed to resign as a manager of MCL, assign his approximate 29% membership interest in MCL to MCL for $1.00 of total consideration, and also consented to the redemption of certain other outstanding membership interests in such entity; (b) Whittle agreed to cancel and terminate the options to purchase 2 million shares of the Company’s common stock which he held as of the date of the parties’ entry into the Settlement Agreement for $1.00 of total consideration; (c) Whittle agreed to release and waive any rights to any past due or future due payments owed by the Company under the Settlement described above, including releasing the remaining amount of $10,000 which Whittle was due pursuant to such Settlement; (d) Whittle provided a general release to each of the defendants (including the Company and Rohan Marley) from all claims, liability and obligations which Whittle had against such defendants; and (e) each of the defendants (including the Company and Rohan Marley) provided Whittle a general release from all claims, liability and obligations which such defendants had against Whittle.

In connection with the entry into the Settlement Agreement and the settlement of the lawsuit, the lawsuit described above and the prior Colorado state court lawsuit with Whittle were dismissed.

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

On or around May 31, 2016, the Company entered into a ‘Consent of Defendant Jammin Java Corp.’ (the “Consent”), in connection with the SEC’s complaint (the “Complaint”). Pursuant to the Consent, without admitting or denying the allegations of the Complaint (except as specifically set forth in such Consent mainly relating to personal and subject matter jurisdiction, which we admitted), we consented to the entry of a final judgment (the “Final Judgment”), which, among other things: (a) permanently restrains and enjoins us from violating Section 5 of the Securities Act, and (b) orders us to pay disgorgement in the amount of $605,330, plus prejudgment interest thereon in the amount of $94,670, totaling an aggregate of $700,000, of which (1) $200,000 is due within 14 days of the entry of the Final Judgment, which funds are currently held in an attorney’s trust account for payment; and (2) $500,000 is due within 90 days of the entry of the Final Judgment.

The Final Judgment was approved by the SEC on or around May 31, 2016 and we are awaiting a file stamped copy of the Final Judgement from the court, which is anticipated by the end of June 2016. The Company has accrued $700,000 for estimated settlement expense in the quarter ended April 30, 2016, which is offset by a $400,000 insurance settlement which was received in May 2016.

The Company believes that the Final Judgment is a positive outcome for the Company as it settles the SEC’s outstanding action against the Company and removes the uncertainty surrounding such action moving forward. The Company continues to take action in the best interests of the shareholders to create shareholder value which includes assisting the SEC in its continued investigation.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended January 31, 2016, filed with the Commission on May 6, 2016, except as discussed below, and investors are encouraged to review such risk factors prior to making an investment in the Company.

56 Hope Road can terminate the 56 Hope Road License Agreement under certain circumstances.

Pursuant to the terms and conditions of the 56 Hope Road License Agreement, 56 Hope Road can terminate that agreement under certain circumstances, subject where applicable and as described in the agreement, our right to cure such breaches and other events, including: in the event the Securities and Exchange Commission or any similar government agency in any country, territory or possession makes any negative or unlawful finding regarding our activities. In the event the Final Judgment (described below under “Part II - Other Information” - “Item 1. Legal Proceedings”), constitutes a “negative or unlawful finding regarding our activities”, 56 Hope Road can terminate the License Agreement pursuant to its terms.

We have been notified by 56 Hope Road of our alleged breach of certain of the terms of the License Agreement, including, but not limited to, our failure to deliver quarterly statements in a timely manner, our failure to timely make licensing payments, and our failure to deliver audited financial statements in a timely manner. Some of these breaches are due to cash flow issues and corporate governance matters. We are working with 56 Hope Road in an effort to resolve the alleged breaches and we are optimistic that we will be able to resolve the issues and will be able to put in place corporate governance procedures to alleviate certain of the issues raised moving forward.

The termination of the 56 Hope Road License Agreement would have a material adverse effect on our results of operations and assets, could force us to scale back and/or abandon our business operations, or force us to seek bankruptcy protection and could cause the value of our common stock to decline in value or become worthless.

The Company owes a significant amount of money to Mother Parkers.

As of April 30, 2016, the Company owed a significant amount of accounts payable and the Company owed approximately $2.2 million to Mother Parkers in consideration for distribution services rendered. Mother Parkers has previously advised us that if we are not able to pay them amounts due past the 120 day net terms they have provided us, they will not provide additional credit and will stop distributing our products. We currently owe Mother Parkers invoices from October 2015 and are not below the 120 days. As described above, Mother Parkers is one of our largest distributors, representing over half of our revenues for the year ended January 31, 2016 and the three months ended April 30, 2016, and in the event they stop distributing our products our results of operations will be materially adversely effected and we may be forced to curtail or abandon our business operations. We recently raised funding through the sale of convertible notes, as described above, to pay down a portion of the amounts we owed to Mother Parkers, provided that in the future we may be required to raise additional debt or equity funding (including in order to repay such convertible notes), which may not be available on favorable terms, if at all.

The Final Judgment could have a material adverse effect on our ability to raise funding and create additional liability for us.

Pursuant to the Final Judgment, described above under “Legal Proceedings”, we agreed to a permanent enjoinment from violating the Securities Act in future, which once accepted by the court, will cause us to be deemed to be a ‘bad actor’ under Rule 506 of the Securities Act and disqualified by the requirements of Rule 262 of Regulation A, which will prevent us from relying on an exemption from registration for the sale and issuance of securities under Regulation D and A, respectively. This could make it harder for us to sell shares privately and negatively affect our ability to raise capital. Additionally, for the three years following the court’s acceptance of the Final Judgment, we will be unable to avail ourselves of the statutory safe harbor for forward-looking statements under the Private Securities Litigation Reform Act of 1995. As a result, we may face additional liability for our forward-looking statements. Both of which could have a material adverse effect on our operations and cash flows, and could cause the value of our securities to decline in value.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As described above under “Note 5. Convertible and Other Notes Payable” – “Convertible Note with JSJ Investments Inc.” to the unaudited financial statements included herein, on March 1, 2016, we entered into the JSJ side letter agreement which amended the terms of the JSJ Note as discussed above. To the extent such transaction is deemed the offer or sale of unregistered equity securities, we plan to claim an exemption from registration pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act, since the foregoing did not involve a public offering, the recipient was (i) an “accredited investor”; and/or (ii) had access to similar documentation and information as would be required in a Registration Statement under the Securities Act, and the recipient acquired the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The securities were offered without any general solicitation by us or our representatives. No underwriters or agents were involved in the foregoing issuance and we paid no underwriting discounts or commissions. The securities are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. The securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

As described above under “Note 5. Convertible and Other Notes Payable” – “Convertible Notes with Duck Duck Spruce” to the unaudited financial statements included herein, on March 8, 2016 and March 15, 2016, we sold Duck Duck the Duck Duck Notes. The notes are convertible into our common stock at a discount to the trading price of our common stock as described in greater detail above. We also agreed pursuant to the March 15, 2016 Duck Duck Note to issue Duck Duck 250,000 restricted shares of common stock, which shares have been issued to date. We claim an exemption from registration for the issuance of such convertible notes and shares pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act, since the foregoing issuances did not involve a public offering, the recipient was (i) an “accredited investor”; and/or (ii) had access to similar documentation and information as would be required in a Registration Statement under the Securities Act, and the recipient acquired the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The securities were offered without any general solicitation by us or our representatives. No underwriters or agents were involved in the foregoing issuance and we paid no underwriting discounts or commissions. The securities sold are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. The securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

As described above under “Note 5. Convertible and Other Notes Payable” – “Convertible Promissory Notes with Vis Vires Group” to the unaudited financial statements included herein, on March 13, 2016, we sold Vis Vires the New Vis Vires Convertible Note. The note is convertible into our common stock at a discount to the trading price of our common stock as described in greater detail above. We claim an exemption from registration for the issuance of such convertible note pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act, since the foregoing issuance did not involve a public offering, the recipient was (i) an “accredited investor”; and/or (ii) had access to similar documentation and information as would be required in a Registration Statement under the Securities Act, and the recipient acquired the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The securities were offered without any general solicitation by us or our representatives. No underwriters or agents were involved in the foregoing issuance and we paid no underwriting discounts or commissions. The securities sold are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. The securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

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

Use of Proceeds From Sale of Registered Securities

None.

Issuer Purchases of Equity Securities

As part of the May 19, 2016, settlement agreement entered into between Whittle, MCL, Rohan Marley, Cedella Marley, the Company, HRM and 56 Hope Road, as described above under “Legal Proceedings”, among other things Whittle agreed to cancel and terminate the options to purchase 2 million shares of the Company’s common stock which he held as of the date of the parties’ entry into the Settlement Agreement for $1.00 of total consideration, which options have been purchased and cancelled to date.

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

JAMMIN JAVA CORP.

Dated: June 23, 2016	By:	/s/ Brent Toevs
Brent Toevs
Chief Executive Officer
(Principal Executive Officer)

JAMMIN JAVA CORP.

Dated: June 23, 2016	By:	/s/ Anh Tran
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

