Form 10-Q
period 2016-07-31
JAMMIN JAVA CORP.
filed 2016-12-21
CIK 1334586

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐  No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

At December 19, 2016, there were 230,567,965 shares of the issuer’s common stock outstanding.

Jammin Java Corp.

For the Three and Six Months Ended July 31, 2016 and 2015

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

JAMMIN JAVA CORP.

CONDENSED BALANCE SHEETS

(Unaudited)

	July 31,	January 31,
	2016	2016
Assets
CURRENT ASSETS
Cash and cash equivalents	$137,561	$231,021
Accounts receivable, net	129,614	1,415,559
Prepaid expenses	103,109	30,171
Other current assets	3,000	8,000
Total current assets	373,284	1,684,751

Property and equipment, net	123,523	187,838
Intangible asset, net	477,694	593,325
Other assets	21,316	23,567
Total Assets	$995,817	$2,489,481

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$3,057,769	$3,527,083
Accrued expenses	1,196,654	497,431
Accrued royalty and other expenses - related party	—	84,174
Note payable - related party	297,324	—
Current portion of convertible and other notes payable, net of discount	1,243,972	1,029,558
Derivative liability - conversion feature	1,503,500	778,951
Total current liabilities	7,299,219	5,917,197

Convertible notes payable, net of discount	231,404	—

Total Liabilities	7,530,623	5,917,197

Commitments & Contingencies (Note 8)

Stockholders' Deficit
Common stock, $0.001 par value, 5,112,861,525 shares authorized; 130,473,328 and 126,455,312 shares issued and outstanding as of July 31,2016 and January 31, 2016, respectively	130,473	126,455
Additional paid-in capital	26,962,259	25,691,579
Accumulated deficit	(33,627,538)	(29,245,750)
Total Stockholders' Deficit	(6,534,806)	(3,427,716)

Total Liabilities and Stockholders' Deficit	$995,817	$2,489,481

See accompanying notes to condensed financial statements.

JAMMIN JAVA CORP.

CONDENSED STATEMENTS OF OPERATIONS

Unaudited

	Three months ended July 31,		Six months ended July 31,
	2016	2015	2016	2015

Sales, net	$1,697,783	$2,868,021	$4,425,782	$5,449,448
Cost of sales	1,394,818	2,059,049	3,181,688	3,843,861

Gross Profit	302,965	808,972	1,244,094	1,605,587

Operating Expenses:
Compensation and benefits	828,689	777,961	1,799,392	1,750,767
Selling and marketing	618,771	601,152	1,219,480	1,122,268
General and administrative	370,629	363,349	1,141,932	856,173
Total operating expenses	1,818,089	1,742,462	4,160,804	3,729,208

Other expense
Other income (expense)	11,424	(32,537)	3,774	(32,537)
Changes in fair value of derivative liability	(720,897)	—	(644,983)	—
Gain on extinguishment of debt	—	—	362,506	—
Interest expense	(669,622)	(2,468)	(1,186,375)	(9,573)
Total other expense	(1,379,095)	(35,005)	(1,465,078)	(42,110)

Net Loss	$(2,894,219)	$(968,495)	$(4,381,788)	$(2,165,731)

Net loss per common share - basic and diluted	$(0.02)	$(0.01)	$(0.03)	$(0.02)

Weighted average number of common shares outstanding - basic and diluted	130,385,164	125,545,910	129,081,473	125,221,362

See accompanying notes to condensed financial statements.

JAMMIN JAVA CORP.

CONDENSED STATEMENTS OF CASH FLOWS

Unaudited

	Six months ended July 31,
	2016	2015

Operating Activities:
Net loss	$(4,381,788)	$(2,165,731)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation & amortization	179,649	110,252
Stock based compensation	852,462	635,010
Common stock issued for services	394,736	156,381
Common stock issued for financing costs	27,500	—
Loss on sale of business	—	32,537
Accrued interest	311,174	—
Change in fair value of derivative liability	644,983	—
Amortization of discount on notes payable	449,633	—
Changes in operating assets and liabilities:
Accounts receivable	1,285,945	(200,346)
Inventory	—	194,911
Other current assets	5,000	—
Prepaids	(72,938)	(26,851)
Other assets	2,251	5,600
Accrued liability - related party	(84,174)	(8,907)
Accounts payable and accrued liabilities	527,233	586,321
Net cash provided by (used in) operating activities	141,666	(680,823)

Investing Activitites:
(Purchases) sales of fixed assets	297	(12,894)
Sale of division	—	78,002
Net cash provided by financing activities	297	65,108

Financing Activities:
Proceeds from issuance of notes payable	76,518	223,561
Repayments of notes payable	(311,941)	—
Net cash (used in) provided by financing activities	(235,423)	223,561

Net decrease in cash	(93,460)	(392,154)

Cash - Beginning of Period	231,021	443,189

Cash - End of Period	$137,561	$51,035

Supplemental Disclosures of Cash Flow Information:
Cash Paid During The Period For:
Interest	$—	$—
Taxes	$—	$—

Noncash Investing and Financing Transactions:
Accounts payable converted to note payable	$247,324	$—
Gain on extinguishment of debt	$362,506	$—

See accompanying notes to condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JULY 31, 2016

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited interim financial statements of Jammin Java Corp. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or any other future period. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year as reported in the Company’s Annual Report on Form 10-K have been omitted. The accompanying balance sheet at January 31, 2016 has been derived from the audited balance sheet contained in such Form 10-K.

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

The Company incurred a net loss of $4,381,788 for the six months ended July 31, 2016, and has an accumulated deficit since inception of $33,627,538. The Company has a history of losses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The operations of the Company have primarily been funded by the issuance of debt instruments as well as the sale of its common stock. The Company will, in the future, need to secure additional funds through future equity sales or other fund raising activities. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.

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

Note 3. Business Overview and Summary of Accounting Policies

Jammin Java, doing business as Marley Coffee, is a United States (“U.S.”)-based company that provides sustainably grown, ethically farmed and artisan roasted gourmet coffee through multiple U.S. and international distribution channels, using the Marley Coffee brand name. U.S. and international grocery retail channels have become the Company’s largest revenue channels, followed by online retail, office coffee services (referred to herein as OCS), food service outlets and licensing. The Company intends to continue to develop these revenue channels and achieve a leadership position in the gourmet coffee space by capitalizing on the global recognition of the Marley name through the licensing of the Marley Coffee trademarks.

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

Revenue Recognition. Revenue is derived from the sale of coffee products and is recognized on a gross basis upon shipment to the customer. All revenue is recognized when (i) persuasive evidence of an arrangement exists; (ii) the service or sale is completed; (iii) the price is fixed or determinable; and (iv) the ability to collect is reasonably assured. Revenue is recognized as the net amount estimated to be received after deducting estimated amounts for discounts, trade allowances and product terms. We record promotional and return allowances based on recent and historical trends. Promotional allowances, including customer incentive and trade promotion activities, are recorded as a reduction to sales based on amounts estimated being due to customers, based primarily on historical utilization and redemption rates. Discounts and promotional allowances deducted from sales for the six months ended July 31, 2016 and 2015 were $556,636 and $479,758, respectively.

The Company utilizes third parties for the production and fulfillment of orders placed by customers. The Company, acting as principal, takes title to the product and assumes the risks of ownership; namely, the risks of loss for collection, delivery and returns.

Accounts due to/due from Roasters. We source coffee that we sell to our roaster, Mother Parkers Tea & Coffee Inc. (“Mother Parkers”), a related party and shareholder of the Company, who in turn sells it to its own customers. This is especially the case with Jamaican Blue Mountain coffee secured by us. At July 31, 2016, we are owed $584,455 by Mother Parkers. We also utilize the services of Mother Parkers, to roast coffee to our specifications for sale to the Company’s customers. As a result, at July 31, 2016, we owed $2,174,916 to Mother Parkers for roasting services. The liabilities are presented as a net liability of $1,590,461 in accounts payable on the balance sheet.

Financial assets and liabilities are subject to offset and presented as net amounts in the statement of financial position when, and only when, the Company currently has a legally enforceable right to offset amounts and intends either to settle on a net basis, or to realize the asset and settle the liability simultaneously. The Company does not have offset rights with respect to Mother Parkers due to/due from amounts at July 31, 2016.

Allowance for Doubtful Accounts. The Company does not require collateral from its customers with respect to accounts receivable. The Company determines any required allowance by considering a number of factors, including the terms for each customer, and the length of time accounts receivable are outstanding. Management provides an allowance for accounts receivable whenever it is evident that they become uncollectible. The Company has reserved an allowance of $78,760 and $78,760, respectively for doubtful accounts at July 31, 2016 and January 31, 2016. Because our accounts receivable are concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse effect on the collectability of our accounts receivable and our future operating results.

Inventories. Inventories are stated at the lower of cost or market. Cost is computed using weighted average cost, which approximates actual cost, on a first-in, first-out basis. Inventories on hand are evaluated on an on-going basis to determine if any items are obsolete or in excess of future needs. Items determined to be obsolete are reserved for. The Company provides for the possible inability to sell its inventories by providing an excess inventory reserve. As of July 31, 2016 and January 31, 2016, inventory was not significant.

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

Impairment of Long-Lived Assets. Long-lived assets consist primarily of a license agreement that was recorded at the estimated cost to acquire the asset. The license agreement is reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable (see Note 4). Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their estimated fair values. Management evaluated the carrying value of long-lived assets including the license and determined that no impairment existed at July 31, 2016.

Stock-Based Compensation.  Pursuant to the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718-10, Compensation – Stock Compensation, which establishes accounting for equity instruments exchanged for employee service, management utilizes the Black-Scholes option pricing model to estimate the fair value of employee stock option awards at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected life. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation. These assumptions are subjective and generally require significant analysis and judgment to develop. When estimating fair value, some of the assumptions will be based on, or determined from, external data and other assumptions may be derived from our historical experience with stock-based payment arrangements. The appropriate weight to place on historical experience is a matter of judgment, based on relevant facts and circumstances.

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

Income Taxes. The Company follows FASB ASC 740, Income Taxes. The Company records deferred tax assets and liabilities based on the differences between the financial statement and tax bases of assets and liabilities and on net operating loss carry forwards using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized.

Earnings or Loss Per Common Share. Basic earnings or loss per common share equals net earnings or loss divided by the weighted average of shares outstanding during the reporting period. Diluted earnings or loss per share includes the impact on dilution from all contingently issuable shares, including options, warrants and convertible securities. The common stock equivalents from contingent shares are determined by the treasury stock method. The Company incurred a net loss for the three months and six months ended July 31, 2016 and 2015, respectively. As a result, contingently issuable shares were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive for all periods presented. In addition, basic and diluted earnings or loss per share for such periods are the same because all potential common equivalent shares total 21,580,195 shares were excluded from the calculation.

Recently Issued Accounting Pronouncements. Accounting standards that have been issued by the FASB or other standards setting bodies that do not require adoption until a future date are being evaluated by the Company to determine whether adoption will have a material impact on the Company’s financial statements.

Note 4. Trademark License Agreements and Intangible Assets

On June 27, 2016, and effective June 24, 2016, Fifty-Six Hope Road Music Limited (“56 Hope Road”) provided the Company with a notice of the termination of the fifteen year license agreement entered into with 56 Hope Road on September 13, 2012 (the “License Agreement”). 56 Hope Road terminated the License Agreement due to the Company’s alleged breach of certain of its terms, including, but not limited to, the Company’s failure to deliver quarterly statements in a timely manner, the Company’s failure to timely make licensing payments, the Company’s failure to deliver audited financial statements in a timely manner, and the SEC’s complaint against the Company. Some of these breaches were due to cash flow issues and corporate governance matters.

Rohan Marley, our former Chairman, owns an interest in 56 Hope Road.

On July 6, 2016, the Company and Hope Road Merchandising, LLC (“HRM”), which exclusively controls all licensing of 56 Hope Road’s intellectual property rights, entered into a Short Term License Agreement (the “Short-Term License”) in exchange for a Secured Promissory Note for $297,324. The Secured Promissory Note bears interest at 0.71% per year and is payable along with accrued interest at maturity on August 31, 2016. This note is currently in default and a party to the litigation described below. The Short-Term License provides the Company the right to use the “Marley Coffee” trademarks (the “Trademarks”) from June 27, 2016 until December 27, 2016 (a term of six months). This note is currently in default and the subject of the litigation described below.

The Company planned to continue to work with HRM and 56 Hope Road in good faith to try to extend the terms of the Short-Term License and remain partners, as well as to preserve shareholder value. Notwithstanding that, on July 21, 2016, HRM and 56 Hope Road provided the Company notice of the termination of the Short-Term License and demanded that all use of the Trademarks cease immediately. 56 Hope Road terminated the Short-Term License due to the Company’s alleged breach of certain of the terms of the Short-Term License, including, but not limited to, the Company’s failure to deliver quarterly statements and annual audited financial statements in a timely manner, and issues raised regarding security interests alleged to have been granted by the Company in connection with the licenses, to various third parties in alleged violation of the licenses. The Company believes that the termination notice received on July 21, 2016 as well as the termination of the License Agreement, was without merit and that 56 Hope Road has no reasonable basis for such terminations.

On August 1, 2016, 56 Hope Road and HRM filed a complaint against the Company in the Superior Court of the State of California, County of Los Angeles, Central Division (Case No. BC628981). The complaint (a) seeks a declaratory judgment relating to the termination of the licenses, (b) seeks damages for our alleged (i) breaches of the License Agreement and Short-Term License, (ii) tortious interference with 56 Hope Road’s and HRM’s economic relationships with licenses and prospective licensees, and (iii) trademark infringement; (c) requests an accounting of our books and records; and (d) requests punitive and exemplary damages in connection with allegations of fraud and misrepresentation. The Company vehemently denies the allegations made by 56 Hope Road and HRM, and plans to vigorously defend themselves against the claims made in the complaint.

On August 4, 2016, the Company filed (a) a notice of removal with the court, requesting the case be removed from state court to the United States District Court for the Central District of California; (b) a request for a temporary restraining order requesting the court to reinstate the Short-Term License until a final decision on the pending lawsuit is determined; and (c) an answer to the complaint denying the allegations of 56 Hope Road and HRM, including certain affirmative defenses, and pleading counterclaims against (i) 56 Hope Road for breach of contract and breach of implied covenants of good faith and fair dealing, (ii) 56 Hope Road and HRM for intentional and negligent interference with prospective economic advantage and intentional and negligent misrepresentation, and (iii) breach of fiduciary duty against Rohan Marley, and seeking that the court enter judgment in favor of the Company on all claims alleged by 56 Hope Road and HRM and further seeking economic damages, punitive and exemplary damages, pre-and-post judgment interest and court costs from 56 Hope Road, HRM and Rohan Marley.

The case was then removed to the United States District Court of California Western Division (Case No. 2:16-cv-05810-SVW-MRW). 56 Hope Road and HRM subsequently amended their complaint to seek damages for alleged breach of contract in connection with the License Agreement and Short-Term License, declaratory relief in connection with the License Agreement and Short-Term License (i.e., that such agreements have been effectively terminated by us), interference with prospective economic advantage, trademark infringement, accountings, fraud, and indemnity. The Company denied the allegations, asserted certain several affirmative defenses and filed counterclaims against Rohan Marley for breach of fiduciary duty and civil conspiracy, which claims 56 Hope Road, HRM and Rohan Marley have moved to be dismissed. Trial is currently set for March 2017. The Company believes that pending the outcome of the litigation, it is legally able to utilize the trademark through the term of the Short-Term License.

In the event that the Company is unable, through the pending litigation or otherwise, to obtain rights to the Trademarks, it will have a material adverse effect on the Company’s ability to generate revenue, the Company’s results of operations and assets, could force the Company to abandon or attempt to change its business operations, which are currently solely focused on monetizing the Trademarks, and may force the Company to seek bankruptcy protection, all of which could cause the value of the Company’s common stock to decline in value or become worthless. Furthermore, the Company believes that its ability to generate revenue will be significantly limited during the period the lawsuit described above is pending.

Intangible assets primarily relate to our License Agreement with 56 Hope Road. The License Agreement had been amortized using a life of fifteen years since its inception. The Company believes that the license with 56 Hope Road is still currently valid and continues to operate as such. Management, in consultation with its legal team, do not believe the license is impaired until such time that the license has been evacuated from a legal perspective.

License agreement, net consists of the following:

	July 31, 2016	January 31, 2016
License Agreement	$730,000	$730,000
Accumulated amortization	(285,915)	(170,332)
License Agreement, net	$444,085	$559,668

The amortization period is six months. Amortization expense consists of the following:

	For the six months ended July 31,
	2016	2015
License Agreement	$(115,583)	$(24,333)
Intangible assets	(4,990)	(6,654)
Total License Agreement Amortization Expense	$(120,573)	$(30,987)

Note 5. Outstanding debt

Convertible and other notes payable are as follows as of July 31, 2016:

		Outstanding
	Face Amount	as of	Accrued	Debt		Interest
	Commitment	July 31, 2016	Interest	Discount	Net Amount	Rate	Maturity
Colorado Medical Finance Services, LLC*	$500,000	56,318	20,195	—	76,513	20.0%	September 26, 2016
JSJ	275,000	275,000	14,356	(72,121)	217,235	18.0%	December 6, 2016
JMJ **	900,000	385,000	70,726	(224,322)	231,404	12.0%	September 16, 2017
Vis Vires	250,000	225,000	16,527	(97,620)	143,907	22.0%	December 9, 2016
Duck Duck Spruce	550,000	550,000	16,690	(186,871)	379,819	10.0%	December 15, 2016
Third party loan	260,311	322,511	103,986	—	426,497	32.0%	December 1, 2016
	$2,735,311	$1,813,829	$242,480	$(580,934)	$1,475,376	—	—
Derivative liability	—	1,503,500	—	—	—	—	—

*Line of Credit.

**Noncurrent note.

Revolving Line of Credit – Colorado Medical Finance Services, LLC

Effective on February 16, 2015, the Company entered into an unsecured Revolving Line of Credit Agreement with Colorado Medical Finance Services, LLC, dba Gold Gross Capital LLC. The line of credit allows the Company the right to borrow up to $500,000 from the lender from time to time. Amounts borrowed under the line of credit accrue interest at the rate of 17.5% per annum and can be repaid at any time without penalty. A total of 10% of the interest rate is payable in cash and the other 7.5% of the interest rate is payable in cash, or as a reduction of accounts receivable related to coffee sales/services, at the option of the lender, with our consent. We have paid, and intend to continue to pay all related interest in cash. The line of credit expired, and all amounts were due under the line of credit on September 26, 2016. The Company has informally been granted a reduction of payments to them in the amount of $3,000 per month until the end of the trial in which case it will be re-evaluated where the note stands.  Upon the occurrence of an event of default the amounts owed under the line of credit bear interest at the rate of 20% per annum. Proceeds from the line of credit can be solely used for working capital purposes. The lender has no relationship with the Company or its affiliates. As of July 31, 2016 there was $76,513 outstanding which included $56,318 in principal and $20,195 in interest due. The payments due on this line of credit have been made on a monthly basis.

Convertible Note Payable – JSJ

On September 9, 2015, we entered into a 12% Convertible Note to JSJ Investments Inc. (“JSJ” and the “JSJ Convertible Note”) in the amount of $275,000. On March 1, 2016, we amended the JSJ Convertible Note through a side letter agreement. Amounts owed under the JSJ Convertible Note accrue interest at the rate of 12% per annum (18% upon an event of default). The JSJ Convertible Note was due in December 2016 and currently is in default. The JSJ Convertible Note and all accrued interest is convertible at the option of the holder thereof into the Company’s common stock at any time after September 9, 2016. As of July 31, 2016, the balance of the note was $289,356 of which $275,000 was principal and $14,356 was accrued interest. The conversion price of the JSJ Convertible Note is the greatest of a) 60% (a 40% discount) to the third lowest intra-day trading price of the market price of the Company’s common stock during the 10 trading days prior to any conversion date of the note or b) $0.00005. The variable conversion price was accounted for as a derivative liability. Upon initial issuance, the Company recorded a discount of approximately $233,000 relating to the derivative liability. As of July 31, 2016, the derivative was valued at $375,205.

In September 2016, JSJ converted $38,320 of principal and interest owed on the JSJ Convertible Note into 24,733,056 shares of common stock.

Convertible Promissory Notes Payable - with Typenex Co-Investment, LLC

On September 14, 2015 (the “Closing Date”), the Company entered into a Securities Purchase Agreement (the “Typenex SPA”) with Typenex Co-Investment, LLC (“Typenex”). Pursuant to the Typenex SPA, the Company issued to Typenex convertible promissory notes with a total principal amount of $1,005,000 in the form of: (a) an initial tranche of $255,000 in cash (the “Typenex Note”), and (b) three promissory notes of $250,000 each. The Typenex Note has a term of 20 months and an interest rate of 10% per annum (22% upon an event of default). The gross proceeds to the Company from the Typenex SPA were $1,005,000, in the form of: (a) an initial tranche of $250,000 in cash, and (b) three promissory notes of $250,000 each (collectively, the “Investor Notes”). Typenex and the Company must mutually agree to fund one or more of the three additional Investor Notes. As of July 31, 2016, none of the additional three tranches were funded and only $255,000 had been funded. Each of the Investor Notes accrue interest at the rate of 10% per annum until paid and are secured by a Membership Interest Pledge Agreement. Beginning in March 2016, and on the same day of each month thereafter until the maturity date, the Company is required to pay to Typenex monthly installments of principal equal to $75,000 (or such lesser principal amount as is then outstanding), plus the sum of any accrued and unpaid interest. Alternatively, Typenex or the Company may elect to convert an installment amount into Common Stock at the lower of (a) $0.30 per share, and (b) if the Company’s market capitalization falls below $3,000,000, the Market Price conversion price shall be adjusted to the market price as of the applicable date, applying a discount of 40%. The Company has the right to prepay the Typenex Note under certain circumstances, subject to payment of a 35% prepayment penalty during the first six months the note is outstanding and 50% thereafter. The Typenex Note also includes repricing features whereby if the Company sells or issues any common stock or other securities exercisable for, or convertible into, Common Stock for a price per share that is less than the conversion price applicable under the Typenex Note, then such lower price will apply to all subsequent conversions by Typenex. The repricing feature of the conversion feature was considered to be derivative liabilities and accordingly, the Company recorded approximately a $178,000 discount to debt. During the quarter ended July 31, 2016, the outstanding balance was repaid in full. Upon repayment, the derivative liability of approximately $58,000 was reclassified to additional paid-in capital.

Convertible Promissory Note with JMJ Financial

On September 16, 2015, we entered into a Convertible Promissory Note with JMJ Financial (“JMJ”) in the principal amount of up to $900,000 (the “JMJ Convertible Note”). Upon entering into this arrangement, the total face amount of the JMJ Convertible Note was initially $385,000 and we received $350,000 in cash, as all amounts borrowed under the note include a 10% original issue discount. Moving forward, JMJ may loan us additional funds (up to $900,000 in aggregate) if mutually agreed by both parties, provided that JMJ has the right in its sole discretion to approve any future request for additional funding. Each advance under the JMJ Convertible Note is due two years from the date of such advance, with the amount initially funded under the note due on September 16, 2017. The JMJ Convertible Note (including principal and accrued interest and where applicable other fees) is convertible into our common stock, at any time, at the lesser of (a) $0.75 per share or (b) 65% (a 35% discount) of the market price for our common stock. The variable conversion term was considered to be a derivative liability and the Company recorded approximately $303,000 of debt discount upon issuance. The derivative liability had a fair value of approximately $480,000 as of July 31, 2016. A one-time interest charge of 12% was applied to the principal amount of the note, which remains payable regardless of the repayment (or conversion) date of the note. At July 31, 2016, the amount owed JMJ Financial was $450,726 of which $385,000 was principal and $70,726 was interest payable.

In August 2016, JMJ converted $190,628 of principal and interest owed on the JMJ Convertible Note into 24,670,000 shares of common stock. In September 2016, JMJ converted $68,962 of principal and interest owed on the JMJ Convertible Note into 24,395,000 shares of common stock.

Convertible Notes Payable –Vis Vires

On September 24, 2015, we entered into a Convertible Promissory Note with Vis Vires Group, Inc. (“Vis Vires”) (with an issuance date of September 9, 2015) in the principal amount of $254,000 (the “Vis Vires Convertible Note”). The Vis Vires Convertible Note bears interest at the rate of 8% per annum (22% upon an event of default) and was due and payable on June 11, 2016. The principal amount of the Vis Vires Convertible Note and all accrued interest is convertible at the option of the holder at the greater of (a) 65% (a 35% discount) multiplied by the market price of our stock and (b) $0.00009. The Vis Vires Convertible Note conversion price also includes price protection features in the event we issue or are deemed to have issued common stock or convertible securities at a price equal to less than the conversion price, the conversion price of the Vis Vires Convertible Note is automatically reduced to such lower price. The variable conversion term was considered to be a derivative liability and the Company recorded approximately $224,000 of debt discount upon issuance. The prepayment amount ranges from 108% to 133% of the then outstanding balance, depending on when such prepayment is made. In March 2016, we paid $347,172 to satisfy the amount outstanding under the Vis Vires Convertible Note in full. With the payment of the note, the related derivative liability was also extinguished and the Company reclassified approximately $133,000 to additional paid-in capital.

On March 16, 2016, we sold Vis Vires an additional Convertible Promissory Note in the principal amount of $225,000 (the “New Vis Vires Convertible Note”). The New Vis Vires Convertible Note bears interest at the rate of 8% per annum (22% upon an event of default) and was due and payable on December 2016. The note is currently in default. The principal amount of the New Vis Vires Convertible Note and all accrued interest is convertible at the option of the holder thereof into our common stock at any time after September 2016. The conversion price of the New Vis Vires Convertible Note is equal to the greater of a) 65% (a 35% discount) to the market value of our common stock and (b) $0.00009. We may prepay in full the unpaid principal and interest on the New Vis Vires Convertible Note, upon notice, any time after September 2016. Any prepayment is subject to payment of a prepayment amount ranging from 108% to 133% of the then outstanding balance on the New Vis Vires Convertible Note, depending on when such prepayment is made. At July 31, 2016, the amount owed Vis Vires was $231,527 of which $225,000 was principal and $16,527 was interest payable. The New Vis Vires Convertible Note conversion price also includes price protection such that in the event we issue or are deemed to have issued common stock or convertible securities at a price equal to less than the conversion price of the New Vis Vires Convertible Note, the conversion price of the New Vis Vires Convertible Note is automatically reduced to such lower price. The repricing feature of the conversion feature was considered to be derivative liabilities and accordingly, the Company recorded approximately $152,000 of discount to debt. The Company revalued the derivative liability at approximately $166,000 as of July 31, 2016.

Convertible Promissory Convertible Promissory Notes with Duck Duck Spruce

In March 2016, we sold Duck Duck Spruce, LLC (“Duck Duck”) two 5% Convertible Promissory Notes with a total principal face amounts of $550,000 and received $500,000 in cash, with the difference representing an original issue discount (collectively, the “Duck Duck Notes”). The Duck Duck Notes accrue interest at the rate of 5% per annum (the lesser of 10% per annum and the highest rate allowed per law upon an event of default), and was due on December 15, 2016. The note is currently in default. The amounts owed under the Duck Duck Notes are convertible into shares of our common stock at a 35% discount to the market price of our common stock, subject to a floor of $0.05 per share. At July 31, 2016 the balance of these loans total $566,690 of which $550,000 is principal and $16,690 is interest payable. The variable conversion terms of the note were accounted for as derivative liabilities and the Company recorded a discount to the note of approximately $269,000. At July 31, 2016, the derivative liability was valued at $313,398.

In September 2016, Duck Duck converted $46,820 of principal and interest owed on the March 8, 2016 Convertible Promissory Note due to Duck Duck into 26,296,581 shares of common stock.

The second Duck Duck Note also (a) required us to issue 250,000 shares of restricted common stock to Duck Duck in consideration for agreeing to the sale of such note; and (b) the conversion price also includes price protection such that in the event we issue or are deemed to have issued common stock or convertible securities at a price equal to less than the conversion price, the conversion price is automatically reduced to such lower price. The Company recorded a debt discount associated with this note, which was considered a derivative liability, totaling approximately $319,177. At July 31, 2016, the derivative liability was valued at $197,264.

Third Party Loans

In October 2015, we borrowed $150,000 from a third-party lender. The October 2015 loan has a seven-month term, a total payback amount of $202,500 and is payable by way of 147 daily payments of $1,378. In November 2015, we borrowed $65,000 from the same lender. The November 2015 loan has a term of six months, a total payable amount of $89,700 and is payable by way of 126 daily payments of $712. In January 2016, we borrowed $220,000 from the same lender (of which $91,887.70 was new lending and $128,112.30 was used to repay the balance on the October 2015 loan). The January 2016 loan has a term of ten months, a total payback amount of $290,400 and is payable by way of 210 daily payments of $1,383. There was $215,173 outstanding as of January 31, 2016. In February 2016, we borrowed $100,000 from the same lender which has a six-month term, a total payback amount of $130,000 and is payable by way of 126 daily payments of $1,032. In April 2016, we borrowed $115,000 from the same lender (of which $90,000 was new lending and the remainder was used to pay back the balance on the November 2015 loan). The April 2016 loan has a term of eight months, a total payable amount of $158,700 and is payable by way of 168 daily payments of $945. The loans are secured by a security interest in all of our accounts, equipment, inventory and investment property. We have the right to repay the loans within the first 30 days after the effective date of each loan at the rate of 85% of the applicable repayment amount and between 31 and 90 days after the effective date of each loan at the rate of 90% of the applicable repayment amount. The interest rate on these loans range from 30-38% per annum. The balance of the note was $322,511 as of July 31, 2016.

Note 6. Related Party Transactions

Transactions with Marley Coffee Ltd.

During the six months ended July 31, 2016 and 2015, the Company made purchases of $0 and 358,989, respectively, from Marley Coffee Ltd. (“MC”) a producer of Jamaican Blue Mountain (“JBM”) coffee that the Company purchases in the normal course of its business. The Company directs these purchases to third-party roasters for fulfillment of sales orders. MC was created in order to have a license to buy and sell JBM coffee. The Company’s former Chairman and significant shareholder, Rohan Marley, is an owner of approximately 25% of the equity of MC.

The Company also received $0 and $52,596 in rebates from MC during the six months ended July 31, 2016 and 2015, respectively, on the Jamaican green coffee purchased. The Company directs these purchases to third-party roasters for fulfillment of sales orders. We buy JBM coffee at the most favorable market rate in the market. For the majority of transactions, we buy raw unroasted beans from MC and then resell them to customers around the world. From time to time, it is more economically favorable for the Company to allow MC to sell to our customers directly and then receive a rebate.

License with Fifty-Six Hope Rd

As of July 31, 2016 and 2015, the Company incurred license fees payable to Fifty-Six Hope Road Music Limited (“56 Hope Road”) of $128,587 and $77,653, respectively. As of July 31, 2016 and January 31, 2016, there were licensing fees accrued and payable of $50,088 and $260,496, respectively, to 56 Hope Road, for the license to use the name “Marley Coffee”. In addition, the Company had a short term note payable to 56 Hope Road in the amount of $297,324 as of July 31, 2016 (see Note 4).

Other Related Party Transactions

The following describe transactions with entities which are licensees of Hope Road Merchandising, LLC a company in which Rohan Marley is a beneficiary. During the six months ended July 31, 2016 and 2015, the Company made net purchases of $634, and $3,496, respectively, from House of Marley. House of Marley produces headphones and speakers that the Company uses for promotions and trade shows. During the six months ended July 31, 2016 and 2015, the Company made purchases of $0 and $521, respectively from Zion Rootswear. The purchases from Zion Rootswear were for Bob Marley apparel and gifts that were used for marketing and promotions purposes.

The Company has made sales to related parties for the six months ended July 31, 2016 of $4,314 to Lions of Marley, $420 to Delivery Agent (for product that is sold on the Bob Marley Website). During the six months ended July 31, 2015, the Company made no sales to related parties. The companies above are licensees of Hope Road Merchandising, LLC, a company in which Rohan Marley is a beneficiary.

During the six months ended July 31, 2016, the Company paid Rohan Marley Enterprises $93,668 of which $93,428 was paid through stock compensation for director’s fees and bonus and $240 was paid in cash for reimbursable expenses. During the six months ended July 31, 2015, the Company paid Rohan Marley Enterprises $90,909 for directors consulting fees and expense reimbursements. Rohan Marley Enterprises is the personal S-Corporation of Rohan Marley which he uses to record all of his business transactions.

The total owed to Mother Parkers at July 31, 2016 was $2,174,916 and at July 31, 2015 $2,054,926 was due to Mother Parkers for coffee purchases. The total accounts receivable due from Mother Parkers as of July 31, 2016 and 2015 is $430,325 and $176,351, respectively.

During the six months ended July 31, 2016 and 2015, the Company paid Sondra Toevs, $1,862 and $5,386, respectively and Ellie Toevs, $1,922 and $2,629, respectively, for part-time employment. Sondra Toevs is the wife of the Company’s CEO, Brent Toevs, and Ellie Toevs is the daughter of Mr. Toevs.

Note 7. Stockholders’ Equity

Share-based Compensation:

On August 5, 2011, the Board of Directors approved the Company’s 2011 Equity Compensation Plan (the “2011 Plan”). The 2011 Plan authorizes the issuance of various forms of stock-based awards, including incentive or non-qualified options, restricted stock awards, performance shares and other securities as described in greater detail in the 2011 Plan, to the Company’s employees, officers, directors and consultants. A total of 20,000,000 shares are authorized for issuance under the 2011 Plan, which has not been approved by the stockholders of the Company as of July 31, 2016. A total of 16,333,333 shares are available for issuance under the 2011 Plan.

On October 14, 2012, the Board of Directors approved the Company’s 2012 Equity Incentive Plan, which was amended and restated on September 19, 2013 (as amended and restated, the “2012 Plan”). The 2012 Plan authorizes the issuance of various forms of stock-based awards, including incentive or non-qualified options, restricted stock awards, restricted units, stock appreciation rights, performance shares and other securities as described in greater detail in the 2012 Plan, to the Company’s employees, officers, directors and consultants. A total of 12,000,000 shares are authorized for issuance under the 2012 Plan, which has been approved by the stockholders of the Company, and as of July 31, 2016, a total of 436,907 shares are available for issuance under the 2012 Plan.

On September 10, 2013, the Board of Directors approved the Company’s 2013 Equity Incentive Plan (the “2013 Plan”). The 2013 Plan authorizes the issuance of various forms of stock-based awards, including incentive or non-qualified options, restricted stock awards, restricted units, stock appreciation rights, performance shares and other securities as described in greater detail in the 2013 Plan, to the Company’s employees, officers, directors and consultants. A total of 12,000,000 shares are authorized for issuance under the 2013 Plan, which has been approved by the stockholders of the Company to date, and as of July 31, 2016, a total of 1,717,652 shares are available for issuance under the 2013 Plan.

On June 30, 2015, the Board of Directors approved and adopted the Company’s 2015 Equity Incentive Plan, which was amended and restated by the Board of Directors on March 10, 2016 (the Amended and Restated 2015 Equity Incentive Plan, the “2015 Plan”). The sole amendment to the 2015 Plan which was affected by the entry into the amended and restated plan was to clarify and confirm that no awards under the 2015 Plan can be issued or granted to any person under the 2015 Plan in connection with, or in consideration for, the offer or sale of securities in a capital-raising transaction, or where such services directly or indirectly promote or maintain a market for the Company’s securities. The 2015 Plan authorizes the issuance of various forms of stock-based awards, including incentive or non-qualified options, restricted stock awards, restricted units, stock appreciation rights, performance shares and other securities as described in greater detail in the 2015 Plan, to the Company’s employees, officers, directors and consultants. Subject to adjustment in connection with the payment of a stock dividend, a stock split or subdivision or combination of the shares of common stock, or a reorganization or reclassification of the Company’s common stock, the maximum aggregate number of shares of common stock which may be issued pursuant to awards under the 2015 Plan is 17,500,000 shares, and as of July 31, 2016, a total of 8,927,182 shares are available for issuance under the 2015 Plan.

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

Activity in stock options during the six month period ended July 31, 2016 and related balances outstanding as of that date are set forth below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding, beginning balance	17,650,000	$0.27
Granted	6,000,000	0.12
Exercised	—	—
Forfeited	(60,000)	—
Expired	—	—

Outstanding, ending balance	23,590,000	$0.23	2.43

Exercisable	14,929,161	$0.28	1.78

Note 8. Commitments and Contingencies

From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business.

On September 30, 2014, Shane Whittle, individually, a former significant shareholder and officer and director of the Company (“Whittle”), and derivatively on behalf of Marley Coffee LLC (“MCL”) filed a complaint against Rohan Marley, Cedella Marley, the Company, HRM, 56 Hope Road, and Marley Coffee Estate Limited (“Marley Coffee Estate”) in the United States District Court for the District of Colorado (Civil Action No. 2014-CV-2680).

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

In connection with the entry into the Settlement Agreement and the settlement of the lawsuit, the lawsuit described above was dismissed.

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

On or around May 31, 2016, the Company entered into a ‘Consent of Defendant Jammin Java Corp.’ (the “Consent”), in connection with the SEC’s complaint (the “Complaint”). Pursuant to the Consent, without admitting or denying the allegations of the Complaint (except as specifically set forth in such Consent mainly relating to personal and subject matter jurisdiction, which we admitted), we consented to the entry of a final judgment (the “Final Judgment”), which, among other things: (a) permanently restrains and enjoins us from violating Section 5 of the Securities Act, and (b) orders us to pay disgorgement in the amount of $605,330, plus prejudgment interest thereon in the amount of $94,670, totaling an aggregate of $700,000, of which (1) $200,000 is due within 14 days of the entry of the Final Judgment (which Final Judgment was entered July 6, 2016, and which payment was due July 20, 2016, and has not been paid or requested by the SEC to date); and (2) $500,000 is due within 90 days of the entry of the Final Judgment (which amount was due by October 4, 2016, and which amount has not been paid or requested by the SEC to date).

The Final Judgment was approved by the SEC on or around May 31, 2016 and approved by the court on July 6, 2016, which is anticipated by the end of July 2016. The Company has accrued $700,000 for estimated settlement expense in the quarter ended July 31, 2016, which is offset by a $400,000 insurance settlement which was received in May 2016.

The Company believes that the Final Judgment is a positive outcome for the Company as it settles the SEC’s outstanding action against the Company and removes the uncertainty surrounding such action moving forward. The Company continues to take action in the best interests of the shareholders to create shareholder value which includes assisting the SEC in its continued investigation.

On August 1, 2016, 56 Hope Road and HRM filed a complaint against us in the Superior Court of the State of California, County of Los Angeles, Central Division (Case No. BC628981). The complaint (a) seeks a declaratory judgment relating to the termination of the licenses, (b) seeks damages for our alleged (i) breaches of the Long-Term License and Short-Term License, (ii) tortious interference with 56 Hope Road’s and HRM’s economic relationships with licenses and prospective licensees, and (iii) trademark infringement; (c) requests an accounting of our books and records; and (d) requests punitive and exemplary damages in connection with allegations of fraud and misrepresentation.

On August 4, 2016, we filed (a) a notice of removal with the court, requesting the case be removed from state court to the United States District Court for the Central District of California; (b) a request for a temporary restraining order requesting the court to reinstate the Short-Term License until a final decision on the pending lawsuit is determined; and (c) an answer to the complaint denying the allegations of 56 Hope Road and HRM, including certain affirmative defenses, and pleading counterclaims against (i) 56 Hope Road for breach of contract and breach of implied covenants of good faith and fair dealing, (ii) 56 Hope Road and HRM for intentional and negligent interference with prospective economic advantage and intentional and negligent misrepresentation, and (iii) breach of fiduciary duty against Rohan Marley, our former Chairman, and seeking that the court enter judgment in favor of us on all claims alleged by 56 Hope Road and HRM and further seeking economic damages, punitive and exemplary damages, pre-and-post judgment interest and court costs from 56 Hope Road, HRM and Mr. Marley.

The case was then removed to the United States District Court of California Western Division (Case No. 2:16-cv-05810-SVW-MRW). 56 Hope Road and HRM subsequently amended their Complaint to seek damages for alleged breach of contract in connection with the Long-Term License and Short-Term License, declaratory relief in connection with the Long-Term License and Short-Term License (i.e., that such agreements have been effectively terminated by us), interference with prospective economic advantage, trademark infringement, accountings, fraud, and indemnity. We denied the allegations, asserted certain several affirmative defenses and filed counterclaims against Rohan Marley, our former director, for breach of fiduciary duty and civil conspiracy, which claims 56 Hope Road, HRM and Mr. Marley have moved to be dismissed. Trial is currently set for March 2017.

We vehemently deny the allegations made by 56 Hope Road and HRM, and plan to vigorously defend ourselves against the claims made in the complaint. The Company has no basis of determining whether there is any likelihood of material loss associated with the claims and/or the potential and/or the outcome of the litigation.

Note 9. Concentrations

A significant portion of our revenue is derived from our relationships with a limited number of vendors and distributors. The loss of one or more of our significant vendors or distributors would have a material impact on our revenues and results of operations. During the three-month periods ended July 31, 2016 and 2015, three customers accounted for 49.3% and 47% of net revenues, respectively.

During the six month periods ended July 31, 2016 and 2015, two vendors accounted for 44% and 79% of purchases. The same two vendors accounted for 75% and 86% of the accounts payable as of July 31, 2016 and 2015, respectively.

For the six month periods ended July 31, 2016 and 2015, total sales in Canada totaled $448,214 and $426,662 respectively.

For the six month periods ended July 31, 2016 and 2015, sales in South Korea totaled $7,951 and $461,048, respectively.

For the six month periods ended July 31, 2016 and 2015, sales in Chile totaled $353,635 and $608,638, respectively.

Note 10. Subsequent Events

Share Issuances

In September 2016, the Company issued 7,304,349 shares of common stock to employees and officers in consideration for accrued and unpaid compensation.

November 2016 - Convertible Notes Payable –Vis Vires

On December 13, 2016, and effective November 15, 2016, we entered into a Convertible Promissory Note with Vis Vires in the principal amount of $14,000 (the “December 2016 Vis Vires Note”). The December 2016 Vis Vires Note bears interest at the rate of 8% per annum (22% upon an event of default) and is due and payable on August 15, 2017. The principal amount of the December 2016 Vis Vires Note and all accrued interest is convertible at the option of the holder at the greater of (a) 65% (a 35% discount) multiplied by the average of the lowest five closing bid prices of our common stock during the ten trading days immediately prior to the date of any conversion and (b) $0.00009, provided that the conversion price during major announcements (as described in the December 2016 Vis Vires Note) is the lower of the conversion price on the announcement date of such major announcement and the conversion price on the date of conversion. The December 2016 Vis Vires Note conversion price also includes anti-dilution protection such that in the event we issue or are deemed to have issued common stock or convertible securities at a price equal to less than the conversion price of the December 2016 Vis Vires Note in effect on the date of such issuance or deemed issuance, the conversion price of the December 2016 Vis Vires Note is automatically reduced to such lower price, subject to certain exceptions in the note.

At no time may the December 2016 Vis Vires Note be converted into shares of our common stock if such conversion would result in Vis Vires and its affiliates owning an aggregate of in excess of 9.99% of the then outstanding shares of our common stock.

We may prepay in full the unpaid principal and interest on the December 2016 Vis Vires Note, upon notice, any time prior to the 180th day after the issuance date. Any prepayment is subject to payment of a prepayment amount ranging from 108% to 133% of the then outstanding balance on the December 2016 Vis Vires Note (inclusive of accrued and unpaid interest and any default amounts then owing), depending on when such prepayment is made.

The December 2016 Vis Vires Note also contains customary positive and negative covenants.

10% Convertible Promissory Note

On November 23, 2016 and effective November 14, 2016, we sold an accredited investor (the “10% Note Investor”) a 10% Convertible Promissory Note with a face amount of $110,000, representing $24,000 borrowed from the 10% Note Investor and a 10% original issue discount ($2,400), and up to $83,600 of potential future borrowings which may be made to use by the 10% Note Investor in its sole discretion (the “10% Investor Note”). The 10% Investor Note accrues interest at the rate of 10% per annum (the lesser of 20% per annum and the highest rate allowed per law upon an event of default), and is due on November 14, 2017.

The 10% Investor Note can be repaid by us prior to the 180th day after the issuance date thereof along with a prepayment penalty, depending on when repaid, of between 100% and 150% of the principal amount owed thereunder, plus interest (provided that any repayment of principal requires that we also repay the total amount of interest which would have accrued through maturity). After the 180th day after the issuance date the note cannot be repaid without the written consent of 10% Note Investor.

The 10% Investor Note provides for standard and customary events of default such as failing to timely make payments under the 10% Investor Note when due and the failure of the Company to timely comply with Exchange Act reporting requirements, provided that this Quarterly Report and our next Quarterly Report are excluded from such requirement. In the event the repayment of the note is accelerated due to the occurrence of an event of default we are required to pay the 10% Note Investor 150% of the outstanding principal amount of the note.

The amount owed under the 10% Investor Note is convertible into shares of our common stock from time to time after the 180th day after the issuance date of thereof at the option of the 10% Note Investor, at a 35% discount (increasing by 10% if we are placed on the “chilled” list with the DTC, increasing by 5% if we are not DWAC eligible, and increasing by another 10% upon the occurrence of any event of default under the note) to the average of the lowest trading price of our common stock during the 25 trading days prior to the date of conversion.

At no time may the 10% Investor Note be converted into shares of our common stock if such conversion would result in the 10% Note Investor and its affiliates owning an aggregate of in excess of 9.99% of the then outstanding shares of our common stock.

Additionally, if at any time while the Note is outstanding, we receive any written or oral proposal (the “Proposal”) containing one or more offers to provide additional capital or equity or debt financing, we are required to provide a copy of all documents received relating to the Proposal together with a complete and accurate description of the Proposal to the 10% Note Investor and, subject to the terms of the note, the 10% Note Investor is provided the right of first refusal to provide such financing on the terms set forth in the Proposal.

We hope to repay the 10% Investor Note prior to any conversion. In the event that the 10% Investor Note is not repaid in cash in its entirety, Company shareholders may suffer dilution if and to the extent that the balance of the 10% Investor Note is converted into common stock.

Additional JMJ Borrowing

On November 28, 2016, the Company borrowed an additional $8,500 from JMJ which was evidenced by the JMJ Convertible Note described above.

December 2016 JSJ Convertible Note

On December 5, 2016, we entered into a 12% Convertible Note with JSJ (the “December 2016 JSJ Convertible Note”) in the amount of $15,500. The December 2016 JSJ Convertible Note accrues interest at the rate of 12% per annum (18% upon the occurrence of an event of default) through maturity, September 5, 2017. We have the right to prepay the note prior to maturity provided we pay 150% of the amount due.

The December 2016 JSJ Convertible Note and all accrued interest is convertible at the option of the holder thereof into the Company’s common stock at any time after the 180th day following the date of the note. The conversion price of the December 2016 JSJ Convertible Note is the greatest of a) 60% (a 40% discount) to the third lowest intra-day trading price of the Company’s common stock during the 10 trading days prior to any conversion date of the note, or b) $0.00005. In the event that the note is not repaid in cash in its entirety, Company shareholders may suffer dilution if and to the extent that the balance of the JSJ Note is converted into common stock.

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

1

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

Overview

We provide premium roasted coffee and specialty coffee on a wholesale level to the service, hospitality, office coffee service and big box store markets, as well as to a variety of other business channels. Specifically, we currently provide award winning sustainably grown, ethically-farmed and artisan roasted gourmet coffee through multiple United States and international distribution channels. We intend to develop a significant share of these markets and achieve a leadership position by capitalizing on the global recognition of the “Marley” brand name, subject to our ability to retain the license rights to the “Marley” name which we are currently in litigation regarding, as described below. We hope to capitalize on the guidance and leadership of our management team, and to increase our sales through the marketing of products. Additionally, through a licensing agreement with the family of the late reggae performer, Robert Nesta Marley, professionally known as Bob Marley (whose family members include Rohan Marley, our former Chairman and the son of Bob Marley)(as described below), which we are currently in litigation to attempt to stop from being terminated, we are provided the worldwide right to use the name “Marley Coffee” and reasonably similar variations thereof.

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

We have also started to develop a suite of products under the Jammin Java Coffee brand to complement our existing lines of coffee.

License Agreement with Fifty-Six Hope Road Music Limited

On September 13, 2012, the Company entered into a fifteen (15) year license agreement (renewable for two additional fifteen (15) year terms thereafter in the option of the Company) with an effective date of August 7, 2012 with Fifty-Six Hope Road Music Limited, a Bahamas international business company (“56 Hope Road” and the “Long-Term License”). Rohan Marley, our former Chairman, owns an interest in and serves as a director of 56 Hope Road. Pursuant to the Long-Term License, 56 Hope Road granted the Company a worldwide, exclusive, non-transferable license to utilize the “Marley Coffee” trademarks (the “Trademarks”) in connection with (i) the manufacturing, advertising, promotion, sale, offering for sale and distribution of coffee in all its forms and derivations, regardless of portions, sizes or packaging (the “Exclusive Licensed Products”) and (ii) coffee roasting services, coffee production services, and coffee sales, supply, distribution and support services, provided that the Company may not open retail coffee houses utilizing the Trademarks. 56 Hope Road owns and controls the intellectual property rights in and to the late reggae performer, Robert Nesta Marley, professionally known as Bob Marley, including the Trademarks. In addition, 56 Hope Road granted the Company the right to use the Trademarks on advertising and promotional materials that pertain solely to the sale of coffee cups, coffee mugs, coffee glasses, saucers, milk steamers, machines for brewing coffee, espresso and/or cappuccino, grinders, water treatment products, tea products, chocolate products, and ready-to-use (instant) coffee products (the “Non-Exclusive Licensed Products”, and together with the Exclusive Licensed Products, the “Licensed Products”). Licensed Products may be sold by the Company pursuant to the Long-Term License through all channels of distribution, provided that, subject to certain exceptions, the Company cannot sell the Licensed Products by direct marketing methods (other than the Company’s website), including television, infomercials or direct mail without the prior written consent of 56 Hope Road. Additionally, 56 Hope Road has the right to approve all Licensed Products, all advertisements in connection therewith and all product designs and packaging. The agreement also provides that 56 Hope Road shall own all rights to any domain names (including marleycoffee.com), incorporating the Trademarks.

In consideration for the foregoing licenses, the Company agreed to pay royalties to 56 Hope Road in an amount equal to 3% of the net sales of all Licensed Products on a quarterly basis. In addition, such royalty payments are to be deferred during the first 20 months of the term of the Long-Term License, and such deferred payments shall be paid on a quarterly-basis thereafter until paid in full. For the six months ended July 31, 2016 and 2015, $128,587 and $58,609, respectively, was incurred for such royalty fees. The total accounts payable to 56 Hope Road, a related party, as of July 31, 2016 is $347,412.

Short Term License Agreement and Promissory Note

On June 27, 2016, and effective June 24, 2016, 56 Hope Road provided us notice of the termination of the Long-Term License. 56 Hope Road terminated the Long-Term License due to our alleged breach of certain of the terms of the Long-Term License agreement, including, but not limited to, our failure to deliver quarterly statements in a timely manner, our failure to timely make licensing payments, our failure to deliver audited financial statements in a timely manner, and the Securities and Exchange Commission’s complaint against us. Some of these breaches were due to cash flow issues and corporate governance matters.

The immediate effect of the termination of the Long-Term License was minimal, as effective immediately thereafter we entered into the Short-Term License described below.

On July 6, 2016, (1) we and Hope Road Merchandising, LLC (“HRM”), which exclusively controls all licensing of 56 Hope Road’s intellectual property rights, entered into a Short Term License Agreement (the “Short-Term License”); (2) we entered into a Secured Promissory Note in favor of 56 Hope Road (the “Secured Note”); and (3) we and 56 Hope Road entered into a Security Agreement to secure amounts owed under the Secured Note, each as described in greater detail below.

The Short-Term License provides us the right to use the Trademarks from June 27, 2016 until December 27, 2016 (a term of six months)(subject to HRM’s right to terminate the license in the event we breach the terms thereof or any of the terms of the Secured Note or Security Agreement), provided that the Short-Term License can be extended in the sole discretion of HRM (at our request) for an additional six month term after expiration thereof. Other than the term of the agreement, the Short-Term License has substantially similar terms as the Long-Term License (except as discussed above), with the addition of requiring us to provide customer and vendor lists to HRM and providing HRM an irrevocable license to use such information. Additional requirements associated with our entry into the Short-Term License with HRM was that (i) we immediately provide all deficient quarterly and annual statements due; and (ii) we allow 56 Hope Road or its affiliates to have discussions with our current and potential business partners relating to whether there is a basis for a continued relationship with us, and to have discussions with unrelated third parties that 56 Hope Road may have an interest in once the Short-Term License expires.

The Secured Note evidences $297,324 due to 56 Hope Road pursuant to the terms of the Long-Term License, which amount accrues interest until paid at 0.71% per annum (7.5% per annum if not paid in full at maturity) and was due and payable on August 31, 2016, but has not been repaid to date and is currently in default. Amounts due under the Secured Note are secured by the Security Agreement. The Secured Note contains customary representations and events of default.

The Security Agreement provides 56 Hope Road a security interest in substantially all of our assets to secure our payment of the Secured Note.

56 Hope Road/HRM Purported License Termination and Lawsuit

On July 21, 2016, HRM and 56 Hope Road provided us notice of the termination of the Short-Term License, and demanded that all use of the Trademarks cease immediately.

56 Hope Road terminated the Short-Term License, due to our alleged breach of certain of the terms of the Short-Term License, including, but not limited to, our failure to deliver quarterly statements and annual audited financial statements in a timely manner, and issues raised regarding security interests alleged to have been granted by us in connection with the licenses, to various third parties in alleged violation of the licenses, which we were alleged to have not timely cured.

We believe that the termination notice received on July 21, 2016 as well as the termination of the Long-Term License, was without merit and that 56 Hope Road has no reasonable basis for such terminations.

After we received the July 21, 2016, notice of termination, both sides worked to resolve the termination and to negotiate a forbearance of the alleged defaults. One of the conditions of the forbearance set by HRM was for the Company to engage a restructuring consultant to provide a picture of the Company and a potential turnaround plan. After discussion between the parties, both we and HRM agreed that we would engage r2 advisors llc (“R2”), a company with whom neither we nor HRM had any prior relationship. R2 provided the preliminary assessment of the Company; however, after the preliminary assessment was prepared, HRM’s representatives determined that the assessment was biased towards the Company and unfairly promoted the Company’s point of view. We vigorously disagree with this assessment.

Notwithstanding our attempt to work in good faith through the issues raised with HRM in the termination notice, and without prior notice, on August 1, 2016, 56 Hope Road and HRM filed a complaint against us in the Superior Court of the State of California, County of Los Angeles, Central Division (Case No. BC628981). The complaint (a) seeks a declaratory judgment relating to the termination of the licenses, (b) seeks damages for our alleged (i) breaches of the Long-Term License and Short-Term License, (ii) tortious interference with 56 Hope Road’s and HRM’s economic relationships with licenses and prospective licensees, and (iii) trademark infringement; (c) requests an accounting of our books and records; and (d) requests punitive and exemplary damages in connection with allegations of fraud and misrepresentation.

On August 4, 2016, we filed (a) a notice of removal with the court, requesting the case be removed from state court to the United States District Court for the Central District of California; (b) a request for a temporary restraining order requesting the court to reinstate the Short-Term License until a final decision on the pending lawsuit is determined; and (c) an answer to the complaint denying the allegations of 56 Hope Road and HRM, including certain affirmative defenses, and pleading counterclaims against (i) 56 Hope Road for breach of contract and breach of implied covenants of good faith and fair dealing, (ii) 56 Hope Road and HRM for intentional and negligent interference with prospective economic advantage and intentional and negligent misrepresentation, and (iii) breach of fiduciary duty against Rohan Marley, our former Chairman, and seeking that the court enter judgment in favor of us on all claims alleged by 56 Hope Road and HRM and further seeking economic damages, punitive and exemplary damages, pre-and-post judgment interest and court costs from 56 Hope Road, HRM and Mr. Marley.

The case was then removed to the United States District Court of California Western Division (Case No. 2:16-cv-05810-SVW-MRW). 56 Hope Road and HRM subsequently amended their Complaint to seek damages for alleged breach of contract in connection with the Long-Term License and Short-Term License, declaratory relief in connection with the Long-Term License and Short-Term License (i.e., that such agreements have been effectively terminated by us), interference with prospective economic advantage, trademark infringement, accountings, fraud, and indemnity. We denied the allegations, asserted certain several affirmative defenses and filed counterclaims against Rohan Marley, our former director, for breach of fiduciary duty and civil conspiracy, which claims 56 Hope Road, HRM and Mr. Marley have moved to be dismissed. Trial is currently set for March 2017.

We vehemently deny the allegations made by 56 Hope Road and HRM, and plan to vigorously defend ourselves against the claims made in the complaint. The Company has no basis of determining whether there is any likelihood of material loss associated with the claims and/or the potential and/or the outcome of the litigation.

Current Status of Business Operations

As described above, we are currently in litigation with 56 Hope Road and HRM. Additionally, since the date of our last filing, we have attempted to streamline our business and cut costs while maintaining as many accounts as possible. Additionally, we’ve been working on expanding our operations outside of the “Marley Coffee” name. Meanwhile, we have tried to work with 56 Hope Road and HRM to come to a viable business solution for the current litigation, but to date, they are not willing to compromise.

Since the litigation began, we have worked to both maintain and restructure our business. We have cut costs across the board, closed our main office and reduced our employee head count. Our focus is on the maintenance of accounts to ensure we have sufficient cash flow to keep the business afloat while seeking alternative growth options.

We are not looking at bankruptcy restructuring as an option at the moment, as we are trying to sustain the business, grow a new division, and continue with our litigation. We have worked with our two largest debt holders in an effort to restructure our debt. Specifically, Mother Parkers has agreed that all profits and licensing fees from coffee which we sell through Mother Parkers will go to pay down debt which we owe to Mother Parkers. Our other significant creditor [ERI] is providing us credit to ship products to our customers for all bagged coffee; however, we are allocating 30% of the profits of such orders back to ERI to pay down our debt owed to them. We also have several other smaller debt holders that we have structured a payment plan with, and some we have not. We cannot guarantee that a debt holder will not try to put us into involuntary bankruptcy, but we currently have no intention at this time of filing for any type of bankruptcy protection.

The litigation is ongoing with a March 2017 trial date now set. At this time, the litigation has not resulted in the Company being ordered to stop using the Trademarks. We are seeking damages and a full legal recognition of the validity of our license with 56 Hope Road as part of our counterclaims in the litigation.

Credit is still tight, although we have been able to structure a credit deal with National Coffee Roasters for our ground and whole bean products. We are also currently seeking additional funds to help with single serve capsule fulfillment.

Separately, we are developing a line of non-’Marley Coffee’ related products under the Jammin Java name, which we plan to distribute through our existing channels with a planned launch date of no later than February 2017. This line of products will feature premium coffee in a number of formats, including ground, whole bean, and Keurig®, Nespresso®, and Dolce Gusto® compatible single serve capsules.

We have already discussed our new brand with current and potential customers and have received positive feedback and commitments to order once we launch. These products will not require us to pay licensing fees. We anticipate beginning to generate revenues from these sales starting mid-February 2017.

We are also looking at a potential acquisition opportunities in the roasting and distribution space. We have built a robust distribution network with strong connections to our customers and their buyers over the past several years and we believe that we can succeed in growing another brand as we have done previously with ‘Marley Coffee’.

We need to raise additional cash in order to pay our expenses and repay our outstanding promissory notes and other liabilities. If we are unable to access additional capital moving forward, it will hurt our ability to maintain growth and possibly jeopardize our ability to maintain our current operations. We may not be able to increase sales, reduce expenses or obtain additional financing, if necessary, at a level to meet our current obligations to continue as a going concern.

The Company is focused on growing revenue while working to lower cost of sales and operating expenses, with the ultimate goal of generating net income.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended July 31, 2016 and 2015

Net sales. Net sales for the three months ended July 31, 2016 and 2015 was $1,697,783 and $2,868,021, respectively, which represents a decrease of $1,170,238 or 41% from the previous period.

Total cost of sales. Total cost of sales for the three months ended July 31, 2016 and 2015 was $1,394,818 and $2,059,049, respectively, which represents a decrease of $664,231 from the previous period. The decrease in total cost of sales was mainly the result of the decrease in sales.

Gross Profit. Gross Profit was $302,965 and $808,972, respectively, for the three months ended July 31, 2016 and 2015, which represents a decrease of $506,007 or 63%. Gross profit as a percentage of net sales was 18% and 28% for the three months ended July 31, 2016 and 2015, respectively. Gross profit as a percentage of net sales decreased as a result of litigation issues regarding the license with 56 Hope Road.

Compensation and benefits expenses. Compensation and benefits expenses were $828,689 and $777,961, respectively, for the three months ended July 31, 2016 and 2015, which represents an increase of $50,728 or 7%. Compensation and benefits expenses increased as a result of increased stock-based compensation.

Selling and marketing expenses. Selling and marketing expenses for the three months ended July 31, 2016 and 2015 was $618,771 and $601,152, respectively, which represents an increase of $17,619 from the previous period. Selling and marketing expenses increased as a result of selling and brokerage expenses of $262,156 for new placement in grocery stores during the first quarter offset by a decrease of $187,702 in advertising campaigns in new markets in the current period. We anticipate experiencing marketing expenses relative to our cash flow availabilities throughout fiscal 2017 as we will seek to expand our customer base even more and build out the Company brand.

General and administrative expenses. General and administrative expenses for the three months ended July 31, 2016 and 2015 was $370,629 and $363,349, respectively, which represents an increase of $7,280 or 2% from the previous period.

Total operating expenses. Total operating expenses for the three months ended July 31, 2016 and 2015 was $1,818,089 and $1,742,462, respectively, which represents an increase of $75,627 or 4% from the previous period. Total operating expenses increased as a result of the changes described above.

Other income (expense). Other income for the three months ended July 31, 2016 was $11,424 compared to other expense for the three months ended July 31, 2015 of $32,537. Other income increased as a result of gains on disposal of fixed assets.

Interest expense. Interest expense for the three months ended July 31, 2016 and 2015 was $669,622 and $2,468, respectively, which represents an increase of $667,154 from the previous period. Interest expense increased as a result of our short term financing agreements incurred in and outstanding during the current quarter, as described in greater detail in Note 5 to the financial statements included herein.

Change in Derivative liability. The change in fair value of derivative liability was $720,897 and $0, respectively, for the three months ended July 31, 2016 and 2015. The change in fair value of derivative liability is the result of additional derivative instruments listed below under convertible promissory notes.

Net Loss. Net Loss was $2,894,219 and $968,495, respectively, for the three months ended July 31, 2016 and 2015, which represents an increase of $1,925,724 or 199%. Net Loss increased as a result of the reasons described above.

Comparison of the Six Months Ended July 31, 2016 and 2015

Net Sales. Net sales for the six months ended July 31, 2016 and 2015 was $4,425,782 and $5,449,448 respectively, which represents a decrease of $1,023,666 or 19% from the previous period. The decrease was due to litigation issues regarding the license with 56 Hope Road.

Total cost of sales. Total cost of sales for the six months ended July 31, 2016 and 2015 was $3,181,688 and $3,843,861 respectively, which represents a decrease of $662,173 or 17% from the previous period. The decrease in total cost of sales was mainly the result of the decreased sales.

Gross Profit. Gross Profit was $1,244,094 and $1,605,587, respectively, for the six months ended July 31, 2016 and 2015, which represents a decrease of $361,493 or 23%. Gross profit as a percentage of sales was 28% and 29% for the six months ended July 31, 2016 and 2015, respectively.

Compensation and benefits expenses. Compensation and benefits expenses were $1,799,392 and $1,750,767, respectively, for the six months ended July 31, 2016 and 2015, which represents an increase of $48,625 or 3%. Compensation and benefits expenses increased as a result of increased stock-based compensation.

Selling and marketing expenses. Selling and marketing expenses for the six months ended July 31, 2016 and 2015 were $1,219,480 and $1,122,268, respectively, which represents a decrease of $97,212 or 9% from the previous period. Selling and marketing expenses increased as a result of decreased advertising campaigns in new markets in the current period. We anticipate experiencing marketing expenses relative to our cash flow availabilities throughout fiscal 2016 as we will seek to expand our customer base even more and build out the Company brand.

General and administrative expenses. General and administrative expenses for the six months ended July 31, 2016 and 2015 were $1,141,932 and $856,173, respectively, which represents an increase of $285,759 or 33% from the previous period. General and administrative expenses increased this period as a result of litigation issues regarding the license with 56 Hope Road.

Total operating expenses. Total operating expenses for the six months ended July 31, 2016 and 2015 were $4,160,804 and $3,729,208, respectively, which represents an increase of $431,596 or 12% from the previous period. Total operating expenses decreased as a result of the changes described above.

Other income (expense). Other income for the six months ended July 31, 2016 was $3,774 and other expense for the six months ended July 31, 2015 was $32,537. Other expense increased due to the sale of our business division as mentioned in footnote 10 to the unaudited financial statements included herein.

Interest income (expense). Interest expense for the six months ended July 31, 2016 and 2015 was $1,186,375 and $9,573, respectively, which represents an increase of $1,176,802 from the previous period. Interest expense increased as a result of our short term financing and capital lease agreements incurred in the quarter as described in greater detail in footnote 6 to the financial statements included herein.

Net Loss. Net Loss was $4,381,788 and $2,165,731, respectively, for the six months ended July 31, 2016 and 2015, which represents an increase of $2,216,057 or 102%. Net Loss increased as a result of the reasons described above.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations primarily through the issuance of our common stock.

The following table presents details of our working capital and cash and cash equivalents:

	July 31, 2016	January 31, 2016	Increase / (Decrease)
Working Capital	$(6,817,536)	$(4,232,446)	$(2,585,090)
Cash and Cash Equivalents	$137,561	$231,021	$(93,460)

At July 31, 2016, we had total assets of $1,580,272 and total liabilities of $8,115,078. Our current sources of liquidity include our existing cash and cash equivalents, cash from operations and borrowings under convertible promissory notes and other loans. For the six months ended July 31, 2016, we generated net sales of $4,425,782 and we had a net loss of $4,381,788.

Total current assets of $957,739 as of July 31, 2016 included cash of $137,561, accounts receivable of $714,069 (which included $430,325 due from Mother Parkers), other current assets of $3,000 and $103,109 of prepaid expenses.

We had total assets as of July 31, 2016 of $1,580,272 which included the total current assets of $957,739, $123,523 of property and equipment, net, $477,694 of intangible assets and $21,316 of other assets.

We had total liabilities of $8,115,078 as of July 31, 2016, which were primarily current liabilities and included $3,939,549 of accounts payable (which included $2,169,533 of accounts payable to Mother Parkers, $347,412 royalty – related party relating to amounts accrued in connection with the 56 Hope Road License Agreements (described above)), $1,196,654 of accrued expenses and $1,475,376 of notes payable, net of discount, in connection with short term financing agreements and a capital lease we entered into, as described in greater detail in Notes 5 and 8 to the financial statements included herein, and $1,503,500 conversion feature – derivative liability.

We source coffee that we sell to our roaster, Mother Parkers, a related party and shareholder of the Company, who in turn sells it to its own customers. This is especially the case with Jamaican Blue Mountain coffee secured by us. At July 31, 2016, we are owed $430,325 by Mother Parkers. We also utilize the services of Mother Parkers, to roast coffee to our specifications for sale to the Company’s customers. As a result, at July 31, 2016, we owe $2,174,916 to Mother Parkers for roasting services.

The Company incurred a net loss of $4,381,788 and $2,165,731 for the six months ended July 31, 2016 and 2015, respectively and had an accumulated deficit of $33,627,538 at July 31, 2016. In addition, the Company has a history of losses and has not generated net income from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The operations of the Company have primarily been funded by the sale of common stock and debt financing. The Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to sell its products directly to end-users and through distributors, establish profitable operations through increased sales and decreased expenses, and obtain additional funds when needed. We may not be able to increase sales or reduce expenses to a level necessary to meet our current obligations or continue as a going concern. As a result, the opinion the Company received from its independent registered public accounting firm on its January 31, 2016 financial statements contains an explanatory paragraph stating that there is substantial doubt regarding the Company’s ability to continue as a going concern. If we become unable to continue as a going concern, we may have to liquidate our assets, and may realize significantly less than the values at which they are carried on our financial statements, and stockholders may lose all or part of their investment in our common stock. The accompanying financial statements do not contain any adjustments for this uncertainty.

Cash Flows

	Six months ended July 31,
	2016	2015
Net cash provided by (used in) operating activities	$141,666	$(680,823)
Net cash (used in) provided by investing activities	$297	$65,108
Net cash provided by financing activities	$(235,423)	$223,561

Operating Activities

For the six months ended July 31, 2016, net cash provided by operating activities was $141,666, compared to net cash used in operating activities of $680,823 for the six months ended July 31, 2015, an increase of $822,489. Net cash used in operating activities for the six months ended July 31, 2016 was primarily due to $4,381,788 of net loss, offset by $644,983 change in fair value of derivative liability and share-based employee compensation of $852,462.

 Investing Activities

Net cash used in investing activities for the six months ended July 31, 2016 and 2015, was solely due to the purchase and disposal of property and equipment.

Financing Activities

Compared to the corresponding period in fiscal 2015, net cash used in financing activities increased by approximately $458,984 for the six months ended July 31, 2016 due to reduced short term borrowings.

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

As described above, we also had $430,325 of accounts receivable due from, and $2,174,916 of accounts payable owed to, Mother Parkers, as of July 31, 2016.

Line of Credit

The Company entered into an unsecured Revolving Line of Credit Agreement with Colorado Medical Finance Services, LLC, dba Gold Gross Capital LLC on June 9, 2015, with an effective date of February 16, 2015. The line of credit allows the Company the right to borrow up to $500,000 from the lender from time to time. On March 26, 2015, the lender advanced $250,000 to us under the terms of the line of credit. Amounts owed under the line of credit are to be memorialized by revolving credit notes in the form attached to the line of credit, provided that no formal note has been entered into to advance amounts borrowed to date. Amounts borrowed under the line of credit accrue interest at the rate of 17.5% per annum and can be repaid at any time without penalty. A total of 10% of the interest rate is payable in cash and the other 7.5% of the interest rate is payable in cash, or at the option of the lender and with our consent, or by a reduction in amounts owed to us by the lender in connection with the sale of coffee or other promotional activities. The line of credit expires, and all amounts are due under the line of credit on September 26, 2016. The line of credit contains customary events of default, and upon the occurrence of an event of default the lender can suspend further advances and require the Company to declare the entire amount then owed immediately due, subject to a 10 day period pursuant to which we have the right to cure any default. Upon the occurrence of an event of default the amounts owed under the line of credit bear interest at the rate of 20% per annum. Proceeds from the line of credit can be solely used for working capital purposes. The lender has no relationship with the Company or its affiliates. The total due on the third party loans as of July 31, 2016 was $1,813,829.

Convertible Promissory Notes

As described in greater detail in Notes 5 and 10, to the financial statements included herein and under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” – “Liquidity and Capital Resources” - “Funding and Financing Agreements” in our Annual Report on Form 10-K for the year ended January 31, 2016, as filed with the Securities and Exchange Commission on May 6, 2016, we have sold various convertible notes to date, which allow the holders thereof, subject to the terms thereof, to convert the amount owed into shares of our common stock at a discount to the then trading prices of our common stock. The total amount of the Convertible Promissory Notes is $1.49 million as of July 31, 2016.

Third Party Loan

In October 2015, we borrowed $150,000 from a third-party lender. The October 2015 loan has a seven-month term, a total payback amount of $202,500 and is payable by way of 147 daily payments of $1,378. In November 2015, we borrowed $65,000 from the same lender. The November 2015 loan has a term of six months, a total payable amount of $89,700 and is payable by way of 126 daily payments of $712. In January 2016, we borrowed $220,000 from the same lender (of which $91,887.70 was new lending and $128,112.30 was used to repay the balance on the October 2015 loan). The January 2016 loan has a term of ten months, a total payback amount of $290,400 and is payable by way of 210 daily payments of $1,383. There was $215,173 outstanding as of January 31, 2016. In February 2016, we borrowed $100,000 from the same lender which has a six-month term, a total payback amount of $130,000 and is payable by way of 126 daily payments of $1,032. In April 2016, we borrowed $115,000 from the same lender (of which $90,000 was new lending and the remainder was used to pay back the balance on the November 2015 loan). The April 2016 loan has a term of eight months, a total payable amount of $158,700 and is payable by way of 168 daily payments of $945. The loans are secured by a security interest in all of our accounts, equipment, inventory and investment property. We have the right to repay the loans within the first 30 days after the effective date of each loan at the rate of 85% of the applicable repayment amount and between 31 and 90 days after the effective date of each loan at the rate of 90% of the applicable repayment amount. The interest rate on these loans range from 30-38% per annum. As of July 31, 2016, $322,511 is payable under the outstanding loans.

Factoring Agreement

In June 2016, we received $310,000 from a third-party lender as part of a factoring arrangement, where the third party purchased $418,500 of our receivables.

Off-Balance Sheet Arrangements

As part of our on-going business, we have not participated in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of July 31, 2016, we are not involved in any unconsolidated SPEs.

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

Impairment of Long-Lived Assets. Long-lived assets include a license agreement that was recorded at the estimated cost to acquire the asset (See Note 4 to the financial statements included in this report). The license agreement is reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their estimated fair values. Management evaluated the carrying value of the license and determined that no impairment existed at July 31, 2016 or 2015.

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

Recent Accounting Pronouncements

For the six months ended July 31, 2016 and 2015, there were no accounting standards or interpretations issued that are expected to have a material impact on our financial position, operations or cash flows.

Accounting standards that have been issued by the FASB or other standards setting bodies that do not require adoption until a future date are being evaluated by the Company to determine whether adoption will have a material impact on the Company’s financial statements. Such pronouncements include the following:

Financial Accounting Standards Board, or FASB, Accounting Standards Update, or ASU 2016-02 ”Leases (Topic 842)” - In February 2016, the FASB issued ASU 2016-02, which will require lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. Lessor accounting is similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard. This ASU is effective for fiscal years beginning after December 18, 2018, including interim periods within those fiscal years. We are currently evaluating the potential impact this standard will have on our consolidated financial statements and related disclosures.

ASB ASU 2014-09 ”Revenue from Contracts with Customers (Topic 606),” or ASU 2014-09 - In May 2014, the FASB issued ASU 2014-09, which supersedes the revenue recognition requirements of Accounting Standards Codification, or ASC, Topic 605 “Revenue Recognition.” This ASU is effective for annual reporting periods beginning after December 15, 2017, with the option to adopt as early as December 15, 2017. We are currently assessing the impact of adoption of this ASU on our consolidated results of operations, cash flows and financial position.

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

Management believes that the material weaknesses set forth in items (1) and (2) above did not have an effect on the Company’s financial reporting during the three months ended July 31, 2016.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended July 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business.

On September 30, 2014, Shane Whittle, individually, a former significant shareholder and officer and director of the Company (“Whittle”), and derivatively on behalf of Marley Coffee LLC (“MC LLC”) filed a complaint against Rohan Marley, Cedella Marley, the Company, HRM, 56 Hope Road, and Marley Coffee Estate Limited (“Marley Coffee Estate”) in the United States District Court for the District of Colorado (Civil Action No. 2014-CV-2680).

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

In connection with the entry into the Settlement Agreement and the settlement of the lawsuit, the lawsuit described above was dismissed.

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

On or around May 31, 2016, the Company entered into a ‘Consent of Defendant Jammin Java Corp.’ (the “Consent”), in connection with the SEC’s complaint (the “Complaint”). Pursuant to the Consent, without admitting or denying the allegations of the Complaint (except as specifically set forth in such Consent mainly relating to personal and subject matter jurisdiction, which we admitted), we consented to the entry of a final judgment (the “Final Judgment”), which, among other things: (a) permanently restrains and enjoins us from violating Section 5 of the Securities Act, and (b) orders us to pay disgorgement in the amount of $605,330, plus prejudgment interest thereon in the amount of $94,670, totaling an aggregate of $700,000, of which (1) $200,000 is due within 14 days of the entry of the Final Judgment (which Final Judgment was entered July 6, 2016, and which payment was due July 20, 2016, and has not been paid or requested by the SEC to date); and (2) $500,000 is due within 90 days of the entry of the Final Judgment (which amount was due by October 4, 2016, and which amount has not been paid or requested by the SEC to date).

The Final Judgment was approved by the SEC on or around May 31, 2016 and approved by the court on July 6, 2016, which is anticipated by the end of June 2016. The Company has accrued $700,000 for estimated settlement expense in the quarter ended July 31, 2016, which is offset by a $400,000 insurance settlement which was received in May 2016.

The Company believes that the Final Judgment is a positive outcome for the Company as it settles the SEC’s outstanding action against the Company and removes the uncertainty surrounding such action moving forward. The Company continues to take action in the best interests of the shareholders to create shareholder value which includes assisting the SEC in its continued investigation.

On August 1, 2016, 56 Hope Road and HRM filed a complaint against us in the Superior Court of the State of California, County of Los Angeles, Central Division (Case No. BC628981). The complaint (a) seeks a declaratory judgment relating to the termination of the licenses, (b) seeks damages for our alleged (i) breaches of the Long-Term License and Short-Term License, (ii) tortious interference with 56 Hope Road’s and HRM’s economic relationships with licenses and prospective licensees, and (iii) trademark infringement; (c) requests an accounting of our books and records; and (d) requests punitive and exemplary damages in connection with allegations of fraud and misrepresentation.

On August 4, 2016, we filed (a) a notice of removal with the court, requesting the case be removed from state court to the United States District Court for the Central District of California; (b) a request for a temporary restraining order requesting the court to reinstate the Short-Term License until a final decision on the pending lawsuit is determined; and (c) an answer to the complaint denying the allegations of 56 Hope Road and HRM, including certain affirmative defenses, and pleading counterclaims against (i) 56 Hope Road for breach of contract and breach of implied covenants of good faith and fair dealing, (ii) 56 Hope Road and HRM for intentional and negligent interference with prospective economic advantage and intentional and negligent misrepresentation, and (iii) breach of fiduciary duty against Rohan Marley, our former Chairman, and seeking that the court enter judgment in favor of us on all claims alleged by 56 Hope Road and HRM and further seeking economic damages, punitive and exemplary damages, pre-and-post judgment interest and court costs from 56 Hope Road, HRM and Mr. Marley.

The case was then removed to the United States District Court of California Western Division (Case No. 2:16-cv-05810-SVW-MRW). 56 Hope Road and HRM subsequently amended their Complaint to seek damages for alleged breach of contract in connection with the Long-Term License and Short-Term License, declaratory relief in connection with the Long-Term License and Short-Term License (i.e., that such agreements have been effectively terminated by us), interference with prospective economic advantage, trademark infringement, accountings, fraud, and indemnity. We denied the allegations, asserted certain several affirmative defenses and filed counterclaims against Rohan Marley, our former director, for breach of fiduciary duty and civil conspiracy, which claims 56 Hope Road, HRM and Mr. Marley have moved to be dismissed. Trial is currently set for March 2017.

We vehemently deny the allegations made by 56 Hope Road and HRM, and plan to vigorously defend ourselves against the claims made in the complaint. The Company has no basis of determining whether there is any likelihood of material loss associated with the claims and/or the potential and/or the outcome of the litigation.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended January 31, 2016, filed with the Commission on May 6, 2016, except as discussed below, and investors are encouraged to review such risk factors prior to making an investment in the Company.

56 Hope Road has attempted to terminate the Long-Term License and Short-Term License and terminate our ability to use the Trademarks and we are currently in litigation with 56 Hope Road regarding our use of such Trademarks.

As described above, 56 Hope Road has attempted to terminate the Long-Term License and Short-Term License and terminate our ability to use the Trademarks and we are currently in litigation with 56 Hope Road and its affiliate HRM regarding such agreements and rights. In the even the Long-Term License, Short-Term License and our rights to use the Trademarks are terminated, it would have a material adverse effect on our results of operations and assets, could force us to scale back and/or abandon our business operations, or force us to seek bankruptcy protection and could cause the value of our common stock to decline in value or become worthless. Additionally, we could be forced to pay significant damages and fees to 56 Hope Road and HRM in the event of an unfavorable outcome of the lawsuit, which could force us to seek bankruptcy protection.

The Company owes a significant amount of money to Mother Parkers.

As of July 31, 2016, the Company owed a significant amount of accounts payable and the Company owed approximately $2.2 million to Mother Parkers in consideration for distribution services rendered. Mother Parkers has previously advised us that if we are not able to pay them amounts due past the 120 day net terms they have provided us, they will not provide additional credit and will stop distributing our products. We currently owe Mother Parkers invoices from October 2015 and are not below the 120 days. As described above, Mother Parkers is one of our largest distributors, representing over half of our revenues for the year ended January 31, 2016 and the three months ended July 31, 2016, and in the event they stop distributing our products our results of operations will be materially adversely effected and we may be forced to curtail or abandon our business operations. We recently raised funding through the sale of convertible notes, as described above, to pay down a portion of the amounts we owed to Mother Parkers, provided that in the future we may be required to raise additional debt or equity funding (including in order to repay such convertible notes), which may not be available on favorable terms, if at all.

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

Additionally, we were required to pay $500,000 to the Securities and Exchange Commission pursuant to the terms of the Final Judgment on October 4, 2016, which amount has not been paid and which funds we do not currently have. In the event the Securities and Exchange Commission takes action against us to enforce the payment of the $500,000 owed, it may force us to seek bankruptcy protection.

We may cease filing reports with the Securities and Exchange Commission.

We may not have sufficient available funding moving forward to continue to prepare and file our periodic and current reports with the Securities and Exchange Commission and may be forced to cease such filings, either temporarily or permanently. In the event that we cease filing reports with the Securities and Exchange Commission, our common stock would likely be quoted on the pinksheets and would likely have less liquidity on such market and may trade at a lower share price than on the OTCQB market. Additionally, if we cease our filings with the Securities and Exchange Commission, investors may have less information regarding our operations, financial condition and future plans, and as such the value of our securities may be adversely effected. If we fail to officially terminate our filing obligations with the Securities and Exchange Commission, the Securities and Exchange Commission may, in the future, terminate the registration of our common stock, and prevent trading/quotation of our common stock on any market.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In August 2016, JMJ converted $190,628 of principal and interest owed on the JMJ Convertible Note into 24,670,000 shares of common stock.

In September 2016, JMJ converted $68,962 of principal and interest owed on the JMJ Convertible Note into 24,395,000 shares of common stock.

In September 2016, JSJ converted $38,320 of principal and interest owed on the JSJ Convertible Note into 24,733,056 shares of common stock.

In September 2016, Duck Duck converted $46,820 of principal and interest owed on the March 8, 2016 Convertible Promissory Note due to Duck Duck into 26,296,581 shares of common stock.

We claim an exemption from registration provided by Section 3(a)(9) of the Securities Act, as the securities above were exchanged by us with our existing security holders in a transaction where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

As described above under “Part I - Financial Information” – “Item 1. Financial Statements.” – “Note 10. Subsequent Events”, on November 23, 2016, we sold Vis Vires the December, 2016 Vis Vires Note, on November 23, 2016, we sold the 10% Note Investor the 10% Investor Note, on November 28, 2016, we borrowed an additional $8,500 from JMJ under the JMJ Convertible Note and on December 5, 2016, we sold JSJ the December 2016 JSJ Convertible Note. The notes are convertible into our common stock at a discount to the trading price of our common stock as described in greater detail above. We claim an exemption from registration for the offers, issuances and sales of such convertible notes pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act, since the foregoing issuances did not involve a public offering, the recipients were (i) “accredited investors”; and/or (ii) had access to similar documentation and information as would be required in a Registration Statement under the Securities Act, and the recipients acquired the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The securities were offered without any general solicitation by us or our representatives. No underwriters or agents were involved in the foregoing issuances and we paid no underwriting discounts or commissions. The securities sold are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. The securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

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

JAMMIN JAVA CORP.

Dated: December 21, 2016	By:	/s/ Brent Toevs
Brent Toevs
Chief Executive Officer
(Principal Executive Officer)

JAMMIN JAVA CORP.

Dated: December 21, 2016	By:	/s/ Anh Tran
Anh Tran
President, Secretary and Treasurer
(Principal Accounting and Financial Officer)

Exhibit Index
Exhibit Number	Description
3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed April 1, 2014)
3.2	Amended and Restated Bylaws of Jammin Java Corp. (May 23, 2014) (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 30, 2014)
10.1+	2011 Equity Compensation Plan (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed August 10, 2011)
10.2+	Amended and Restated 2012 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 of the Company’s Form S-8/A Registration Statement filed October 17, 2013)
10.3+	2013 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 filed October 17, 2013)
10.4**	Supply and Toll Agreement, dated as of April 28, 2010, between Canterbury Coffee Corporation and the Company (incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K filed May 17, 2011)
10.5	Exclusive Sales and Marketing Agreement, dated as of April 25, 2011, by and between National Coffee Service & Vending and the Company (incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-K filed May 17, 2011)
10.6**	First Amendment to Supply and Toll Agreement, dated as of May 12, 2011, by and between Canterbury Coffee Corporation and the Company (incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K filed May 17, 2011)
10.7+	Grant of Contractor Stock Option, dated as of August 11, 2011, from the Company to Shane Whittle (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K/A filed August 11, 2011)
10.8+	Grant of Employee Stock Option dated as of August 5, 2011, from the Company to Anh Tran (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed August 10, 2011)
10.9+	Grant of Employee Stock Option, dated as of August 5, 2011, from the Company to Rohan Marley (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed August 10, 2011)
10.10+	Grant of Employee Stock Option, dated as of August 10, 2011, from the Company to Brent Toevs (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed August 10, 2011)
10.11**	Roasting and Distribution Agreement, dated as of January 1, 2012, by and between the Company and Canterbury Coffee Corporation, (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed May 14, 2012)
10.12	License Agreement with Fifty-Six Hope Road Music Limited dated September 13, 2012 (incorporated by reference to Exhibit 10.7 of the Company’s Amended Report on Form 10-Q/A, filed on October 4, 2012)
10.13+	Amended and Restated Employment Agreement with Brent Toevs (August 2013) (incorporated by reference to Exhibit 10.24 of the Company’s Quarterly Report on Form 10-Q filed September 12, 2013)
10.14+	Amended and Restated Employment Agreement with Anh Tran (August 2013) (incorporated by reference to Exhibit 10.25 of the Company’s Quarterly Report on Form 10-Q filed September 12, 2013)
10.15	Lease Agreement (June 2013) – 4730 Tejon Street, Denver, Colorado 80211 (incorporated by reference to Exhibit 10.26 of the Company’s Quarterly Report on Form 10-Q filed September 12, 2013)
10.16	Form of Subscription Agreement July/August 2013 Offering (incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K filed May 16, 2014)
10.17	Form of Common Stock Purchase Warrant Agreement July/August 2013 Offering (incorporated by reference to Exhibit 10.29 of the Company’s Annual Report on Form 10-K filed May 16, 2014)
10.18	Amended and Restated License Agreement with Mother Parkers Tea & Coffee Inc. (May 20, 2014) (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 30, 2014)
10.19+	Form of 2013 Equity Incentive Plan Stock Option Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on August 29, 2014)

10.20+	Form of Amended and Restated 2012 Equity Incentive Plan Stock Option Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on August 29, 2014)
10.21+	Form of Restricted Stock Grant Agreement to Advisory Board Members (June 2014) (incorporated by reference to Exhibit 10.33 of the Company’s Quarterly Report on Form 10-Q filed on September 15, 2014)
10.22+	First Amendment to Amended and Restated Employment Agreement with Brent Toevs (June 30, 2015) (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on July 31, 2015)
10.23+	First Amendment to Amended and Restated Employment Agreement with Anh Tran (June 30, 2015) (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on July 31, 2015)
10.24+	Form of 2013 Equity Incentive Plan Stock Option Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on August 29, 2014)
10.25+	Form of 2015 Equity Incentive Plan Stock Option Agreement (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on July 31, 2015)
10.26	$275,000 12% Convertible Note Issued September 9, 2015, by Jammin Java Corp. in favor of JSJ Investments Inc. (incorporated by reference to Exhibit 10.31 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2015, filed with the SEC on September 21, 2015)
10.27	Securities Purchase Agreement dated September 14, 2015, by Jammin Java Corp. and Typenex Co-Investment, LLC (incorporated by reference to Exhibit 10.32 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2015, filed with the SEC on September 21, 2015)
10.28	Secured Convertible Promissory Note dated September 14, 2015 ($1,005,000), by Jammin Java Corp. in favor of Typenex Co-Investment, LLC (incorporated by reference to Exhibit 10.33 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2015, filed with the SEC on September 21, 2015)
10.29	Membership Interest Pledge Agreement dated September 14, 2015, by and between Typenex Co-Investment, LLC and Jammin Java Corp. (incorporated by reference to Exhibit 10.34 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2015, filed with the SEC on September 21, 2015)
10.30	Secured Investor Note #1 dated September 14, 2015 by and between Typenex Co-Investment, LLC and Jammin Java Corp. (incorporated by reference to Exhibit 10.35 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2015, filed with the SEC on September 21, 2015)
10.31	Security Agreement dated September 14, 2015, by Jammin Java Corp. in favor of Typenex Co-Investment, LLC (incorporated by reference to Exhibit 10.36 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2015, filed with the SEC on September 21, 2015)
10.32	Convertible Promissory Note dated September 16, 2015, by Jammin Java Corp. in favor of JMJ Financial (incorporated by reference to Exhibit 10.37 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2015, filed with the SEC on September 21, 2015)
10.33	Securities Purchase Agreement dated September 9, 2015, by and between Jammin Java Corp. and Vis Vires Group, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 2, 2015)
10.34	$254,000 Convertible Promissory Note dated September 9, 2015, by Jammin Java Corp. in favor of Vis Vires Group, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on October 2, 2015)
10.35	March 1, 2016 Side Letter Agreement with JSJ Investments, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 24, 2016)
10.36	5% Convertible Promissory Note ($330,000) with Duck Duck Spruce, LLC dated March 8, 2016 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed March 24, 2016)
10.37+	Amended and Restated 2015 Equity Incentive Plan of Jammin Java Corp. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed March 24, 2016)
10.38+	Option Agreement of Rohan Marley effective June 30, 2015 (as amended) (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed March 24, 2016)
10.39+	Option Agreement of Brent Toevs effective June 30, 2015 (as amended) (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed March 24, 2016)

10.40+	Option Agreement of Anh Tran effective June 30, 2015 (as amended) (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed March 24, 2016)
10.41	Securities Purchase Agreement dated March 11, 2016, by and between Jammin Java Corp. and Vis Vires Group, Inc. (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed March 24, 2016)
10.42	$225,000 Convertible Promissory Note dated March 11, 2016, by Jammin Java Corp. in favor of Vis Vires Group, Inc. (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed March 24, 2016)
10.43	5% Convertible Promissory Note ($220,000) with Duck Duck Spruce, LLC dated March 15, 2016 (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed March 24, 2016)
10.44	Short Term License Agreement effective June 27, 2016, by and between Jammin Java Corp. and Hope Road Merchandising, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed July 7, 2016)
10.45	Secured Promissory Note ($247,324) by Jammin Java Corp. in favor of Fifty-Six Hope Road Music Limited (June 27, 2016) (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed July 7, 2016)
10.46	Security Agreement by Jammin Java Corp. in favor of Fifty-Six Hope Road Music Limited (June 27, 2016) (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed July 7, 2016)
10.47*	Securities Purchase Agreement dated November 15, 2016, by and between Jammin Java Corp. and Vis Vires Group, Inc.
10.48*	$14,000 Convertible Promissory Note dated November 15, 2016, by Jammin Java Corp. in favor of Vis Vires Group, Inc.
10.49*	10% Convertible Promissory Note in the amount of $110,000, dated November 14, 2016
10.50*	12% Convertible Promissory Note dated December 5, 2016 with JSJ Investments Inc.
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Accounting and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1****	Certifications of the Principal Executive Officer and the Principal Accounting and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** The Company has obtained confidential treatment of certain portions of this agreement which have been omitted and filed separately with the U.S. Securities and Exchange Commission.

**** Furnished herewith.

+ Indicates management contract or compensatory plan or arrangement.