Form 10-Q
period 2016-10-31
JAMMIN JAVA CORP.
filed 2017-04-07
CIK 1334586

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2016

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

At April 6, 2017, there were 229,306,508 shares of the issuer’s common stock outstanding.

Jammin Java Corp.

For the Three and Nine Months Ended October 31, 2016 and 2015

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

JAMMIN JAVA CORP.

BALANCE SHEETS

(Unaudited)

	October 31,	January 31,
	2016	2016
Assets
CURRENT ASSETS
Cash and cash equivalents	$10,277	$231,021
Current assets of discontinued operations	664,432	1,440,730
Prepaid expenses	5,000	5,000
Other current assets	3,000	8,000
Total current assets	682,709	1,684,751

Noncurrent assets of discontinued operations	—	781,163
Other assets	5,600	23,567
Total Assets	$688,309	$2,489,481

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$254,846	$81,272
Accrued expenses	783,536	—
Current liabilities of discontinued operations	3,587,017	4,027,416
Convertible note payable in default	207,345	—
Current portion of convertible and other notes payable, net of discount	961,378	1,029,558
Derivative liability - conversion feature	—	778,951
Total current liabilities	5,794,122	5,917,197

Convertible notes payable, net of discount	231,404	—
Derivative liability - conversion feature	3,524,595	—

Total Liabilities	9,550,121	5,917,197

Commitments & Contingencies

Stockholders’ Deficit
Common stock, $0.001 par value, 5,112,861,525 shares authorized; 230,567,965 and 126,455,312 shares issued and outstanding as of October 31, 2016 and January 31, 2016, respectively	230,568	126,455
Additional paid-in capital	27,897,174	25,691,579
Common stock payable	54,347	—
Accumulated deficit	(37,043,901)	(29,245,750)
Total Stockholders’ Deficity	(8,861,812)	(3,427,716)

Total Liabilities and Stockholders’ Deficit	$688,309	$2,489,481

See accompanying notes to condensed financial statements.

JAMMIN JAVA CORP.

STATEMENTS OF OPERATIONS

Unaudited

	Three months ended October 31,		Nine months ended October 31,
	2016	2015	2016	2015

Sales, net	$—	$—	$—	$—

Operating Expenses:
Compensation and benefits	42,407	304,798	1,258,144	935,452
General and administrative	221,483	342,176	1,141,568	1,104,422
Total operating expenses	263,890	646,974	2,399,712	2,039,874

Other expense
Other income (expense)	—	(17,165)	—	(49,702)
Changes in fair value of derivative liability	(2,338,989)	(118,370)	(2,983,972)	(118,370)
Gain on extinguishment of debt	—	—	362,506	—
Loss on settlement of accounts payable	(28,516)	—	(28,516)	—
Interest expense	(731,144)	(41,367)	(1,917,519)	(50,940)
Total other income (expense)	(3,098,649)	(176,902)	(4,567,501)	(219,012)

Net loss from continuing operations	(3,362,539)	(823,876)	(6,967,213)	(2,258,886)
Net income (loss) from discontinued operations	(53,824)	(672,953)	(830,938)	(1,403,674)

Net Loss	$(3,416,363)	$(1,496,829)	$(7,798,151)	$(3,662,560)

Continuing operations	$(0.02)	$(0.01)	$(0.05)	$(0.02)
Discontinued operations	0.00	(0.00)	(0.00)	(0.01)
Total	$(0.02)	$(0.01)	$(0.05)	$(0.03)

Weighted average number of common shares outstanding - basic and diluted	190,115,702	125,687,580	149,769,338	125,375,347

See accompanying notes to condensed financial statements.

JAMMIN JAVA CORP.

STATEMENTS OF CASH FLOWS

Unaudited

	Nine months ended October 31,
	2016	2015

Operating Activities:
Net loss	$(7,798,151)	$(3,662,560)
Net loss from discontinued operations	830,938	1,403,674
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Change in fair value of derivative liability	2,983,972	118,370
Loss on settlement of accounts payable	28,516	—
Amortization of stock options	840,471	939,808
Common stock issued for services	46,180	188,346
Original issue discount on convertible notes payable	(49,974)	—
Amortization of discount on notes payable	881,994	—
Changes in operating assets and liabilities:
Other current assets	5,000	(27,167)
Prepaids	—	—
Other assets	17,966	3
Accrued liability - related party	—	(11,957)
Accounts payable and accrued liabilities	1,768,958	—
Net cash used in operating activities - continuing operations	(444,130)	(1,051,483)
Net cash provided by (used in) operating activities - discontinued operations	39,130	(861,594)
Net cashed used in operating activities	(405,000)	(1,913,077)

Investing Activitites:
Net cash provided by investing activities - continuing operations	—	—
Net cash provided by investing activities - discontinued operations	31,912	65,108
Net cash provided by investing activities	31,912	65,108

Financing Activities:
Proceeds from issuance of notes payable	582,389	1,464,523
Proceeds from issuance of convertible notes payable	775,000	—
Repayments of notes payable	(680,392)	—
Repayments of notes payable	(524,653)	—
Net cash provided by financing activities	152,344	1,464,523

Net increase in cash	(220,744)	(383,446)

Cash - Beginning of Period	231,021	443,189

Cash - End of Period	$10,277	$59,743

Supplemental Disclosures of Cash Flow Information:
Cash Paid During The Period For:
Interest	$—	$—
Taxes	$—	$—

Noncash Investing and Financing Transactions:
Accounts payable converted to common stock	$430,964	$—
Settlement of derivative liability	$362,506	$—
Common stock issued for conversion of convertible note payable	$338,540	$—
Settlement of convertible notes payable - derivative liability	$317,894	$—
Derivative discount on convertible notes payable	$618,977	$—
Interest expense	$—	$4,400
Common stock issued for debt issuance costs	$27,500	$—
Note payable issued for accounts payable	$297,324	$—

NOTES TO CONDENSED FINANCIAL STATEMENTS

OCTOBER 31, 2016

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited interim financial statements of Jammin Java Corp. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or any other future period. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year as reported in the Company’s Annual Report on Form 10-K have been omitted. The accompanying balance sheet at January 31, 2016 has been derived from the audited balance sheet contained in such Form 10-K.

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

The Company incurred a net loss of $7,798,151 for the nine months ended October 31, 2016, and has an accumulated deficit since inception of $37,043,901. The Company has a history of losses and has lost its only source of revenue. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The operations of the Company have primarily been funded by the issuance of debt instruments as well as the sale of its common stock. The Company will, in the future, need to secure additional funds through future equity sales or other fund raising activities. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.

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

Note 3. Business Overview and Summary of Accounting Policies

Jammin Java, formerly doing business as Marley Coffee (provided that in February 2017, Jammin Java ceased doing business as Marley Coffee), is a United States (“U.S.”)-based company that provides sustainably grown, ethically farmed and artisan roasted gourmet coffee through multiple U.S. and international distribution channels, using (prior to February 2017) the Marley Coffee brand name. U.S. and international grocery retail channels have become the Company’s largest revenue channels, followed by online retail, office coffee services (referred to herein as OCS), food service outlets and licensing. The Company intends to continue to develop these revenue channels and achieve a leadership position in the gourmet coffee space.

Additionally, as of February 2017, the Company’s management has decided to explore possibilities of using its coffee brand and entering into the legalized cannabis industry with coffee and coffee related products. The Company has hired a California based consulting company that will assist in exporting these possibilities. The Company will consult with legal experts in this area to ensure that all legalities are satisfied in each state the company conducts cannabis related business.

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

Revenue Recognition. Revenue is derived from the sale of coffee products and is recognized on a gross basis upon shipment to the customer. All revenue is recognized when (i) persuasive evidence of an arrangement exists; (ii) the service or sale is completed; (iii) the price is fixed or determinable; and (iv) the ability to collect is reasonably assured. Revenue is recognized as the net amount estimated to be received after deducting estimated amounts for discounts, trade allowances and product terms. We record promotional and return allowances based on recent and historical trends. Promotional allowances, including customer incentive and trade promotion activities, are recorded as a reduction to sales based on amounts estimated being due to customers, based primarily on historical utilization and redemption rates. Discounts and promotional allowances deducted from sales for the nine months ended October 31, 2016 and 2015 were $661,139 and $910,681, respectively.

The Company utilizes third parties for the production and fulfillment of orders placed by customers. The Company, acting as principal, takes title to the product and assumes the risks of ownership; namely, the risks of loss for collection, delivery and returns.

Accounts due to/due from Roasters. We source coffee that we sell to our roaster, Mother Parkers Tea & Coffee Inc. (“Mother Parkers”), a related party and shareholder of the Company, who in turn sells it to its own customers. This is especially the case with Jamaican Blue Mountain coffee secured by us. At October 31, 2016, we are owed $268,250 by Mother Parkers (included in current assets of discontinued operations). We also utilize the services of Mother Parkers, to roast coffee to our specifications for sale to the Company’s customers. As a result, at October 31, 2016, we owed $1,771,003 to Mother Parkers for roasting services (included in current liabilities of discontinued operations).

Financial assets and liabilities are subject to offset and presented as net amounts in the statement of financial position when, and only when, the Company currently has a legally enforceable right to offset amounts and intends either to settle on a net basis, or to realize the asset and settle the liability simultaneously. The Company does not have offset rights with respect to Mother Parkers due to/due from amounts at October 31, 2016.

Allowance for Doubtful Accounts. The Company does not require collateral from its customers with respect to accounts receivable. The Company determines any required allowance by considering a number of factors, including the terms for each customer, and the length of time accounts receivable are outstanding. Management provides an allowance for accounts receivable whenever it is evident that they become uncollectible. The Company has reserved an allowance of $78,760 and $71,168, respectively for doubtful accounts at October 31, 2016 and January 31, 2016. Because our accounts receivable are concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse effect on the collectability of our accounts receivable and our future operating results.

Inventories. Inventories are stated at the lower of cost or market. Cost is computed using weighted average cost, which approximates actual cost, on a first-in, first-out basis. Inventories on hand are evaluated on an on-going basis to determine if any items are obsolete or in excess of future needs. Items determined to be obsolete are reserved for. The Company provides for the possible inability to sell its inventories by providing an excess inventory reserve. As of October 31, 2016 and January 31, 2016, inventory was not significant.

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

Impairment of Long-Lived Assets. Long-lived assets consist primarily of a license agreement that was recorded at the estimated cost to acquire the asset. The license agreement is reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable (see Note 4). Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their estimated fair values. Management evaluated the carrying value of long-lived assets including the license and determined that no impairment existed at October 31, 2016.

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

Earnings or Loss Per Common Share. Basic earnings or loss per common share equals net earnings or loss divided by the weighted average of shares outstanding during the reporting period. Diluted earnings or loss per share includes the impact on dilution from all contingently issuable shares, including options, warrants and convertible securities. The common stock equivalents from contingent shares are determined by the treasury stock method. The Company incurred a net loss for the three months and nine months ended October 31, 2016 and 2015, respectively. As a result, contingently issuable shares were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive for all periods presented. In addition, basic and diluted earnings or loss per share for such periods are the same because all potential common equivalent shares total 513,304,750 shares were excluded from the calculation.

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

Subsequently, on February 17, 2017, we filed a motion, which has been approved by the court, to dismiss all of our claims against 56 Hope Road, HRM and Rohan Marley. The decision was made after we lost a motion for summary judgement against 56 Hope Road, which represented the most substantial legal claims for intellectual property and damages. Though we disagree with the court’s decision on granting the motion for summary judgement, given our resources at this point in time, we believe that it is not in our best business interests to continue contesting the remaining claims in the lawsuit. In our best estimation, the remaining claims were not enough to provide a return for the amount of resources required to prosecute the claims to judgment. We believe our limited resources are better spent to grow our business lines and not in pursuing the litigation.

On February 22, 2017, the court granted the plaintiff’s summary judgment against us in connection with the plaintiff’s termination of the Short-Term License and that such termination of the Short-Term License was valid July 21, 2016, and requires us to pay $371,324 in unpaid royalties. These royalties have been accrued and are included in liabilities of discontinued operations on the consolidated balance sheet as of october 31, 2016.

Notwithstanding the above, there are still some pending motions open relating to the case, of which we cannot predict the outcome. We are currently in negotiations with 56 Hope Road regarding a settlement structure that will allow us to move forward, though no assurances can be made on whether or not settlement terms can be reached, or if reached, whether they will be favorable to us.

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

License agreement, net consists of the following:

	October 31, 2016	January 31, 2016
License Agreement	$730,000	$730,000
Accumulated amortization	(730,000)	(170,332)
License Agreement, net	$—	$559,668

The license agreement was fully amortized during the nine months ended October 31, 2016. Amortization expense consists of the following:

	For the nine months ended October 31,
	2016	2015
License Agreement	$(559,668)	$(24,333)
Intangible assets	(31,556)	(6,654)
Total License Agreement Amortization Expense	$(591,224)	$(30,987)

Note 5. Discontinued Operations

On February 22, 2017, our license from 56 Hope Road to do business under the name Marley Coffee was terminated (See Note 4 above.). As a result the Company has discontinued Marley Coffee and all related operations. Pursuant to the reporting requirements of ASC 205-20, Presentation of Financial Statements – Discontinued Operations, the Company has determined that the Marley Coffee business qualifies for presentation as a discontinued operation because it represents a component of our entity and the discontinuance of Marley Coffee operations represents a strategic shift in our business plans. Therefore, the Company has reclassified the assets and liabilities of the Marley Coffee business as discontinued operations in the accompanying Consolidated Balance Sheets and presented the operating results of Marley Coffee as discontinued operations, net of tax, in the accompanying Consolidated Statements of Operations and Consolidated Statements of Cash Flows.

Financial information for Marley Coffee for the three months and nine months ended October 31, 2016 and 2015, are presented in the following table:

	Three Months Ended		Year Ended
	October 31,		October 31,
	2016	2015	2016	2015
Revenue	$1,276,874	$2,814,241	$5,702,656	$8,263,689
Cost of goods sold	373,258	2,247,271	3,554,946	6,091,132
Gross profit	903,616	566,970	2,147,710	2,172,557

Operating expenses:
Compensation and benefits	230,856	420,336	814,511	1,540,449
Selling and marketing	165,488	774,295	1,384,968	1,896,563
General and administrative	473,336	45,292	695,183	139,219
Total operating expenses	869,680	1,239,923	2,894,662	3,576,231

Other expense:
Other income (expense)	(87,760)	—	(83,986)	—
Total other income (expense)	(87,760)	—	(83,986)	—

Income (loss) on discontinued operations	$(53,824)	$(672,953)	$(830,938)	$(1,403,674)

Assets and liabilities of discontinued operations consist of the following as of October 31, 2016 and January 31, 2016:

	October 31,	January 31,
	2016	2016
Assets
Current Assets
Accounts receivable, net	$636,587	$1,415,559
Prepaid expenses	27,845	25,171
Total current assets of discontinued operations	664,432	1,440,730

Property and equipment, net	—	187,838
Intangible asset, net	—	593,325
Total noncurrent assets of discontinued operations	—	781,163
Total Assets	$664,432	$2,221,893

Liabilities
Current Liabilities
Accounts payable	$3,091,298	$3,445,811
Accrued expenses	—	497,431
Accrued royalty and other expenses - related party	—	84,174
Note payable - related party	297,324	—
Deferred revenue	198,395	—
Total current liabilities of discontinued operations	$3,587,017	$4,027,416

Note 6. Outstanding debt

Convertible notes payable are as follows as of October 31, 2016:

	Outstanding
	as of October 31,	Accrued	Debt	Net	Interest
	2016	Interest	Discount	Amount	Rate	Maturity
Colorado Medical Finance Services, LLC*	$11,588	$21,897	$—	$33,485	20.0%	September 26, 2016
JSJ	256,952	4,000	(22,249)	238,703	18.0%	December 6, 2016
JMJ **	191,681	2,537	(94,448)	99,770	12.0%	September 16, 2017
Vis Vires	225,000	21,720	(39,375)	207,345	22.0%	December 9, 2016
Duck Duck Spruce	519,245	3,344	(75,383)	447,206	10.0%	December 15, 2016
Third party loan	247,484	126,134	—	373,618	32.0%	December 1, 2016
	$1,451,950	$179,632	$(231,455)	$1,400,127	—	—
Derivative liability	$3,524,595	—	—	—	—	—

*Line of Credit.

**Noncurrent note.

Revolving Line of Credit – Colorado Medical Finance Services, LLC

Effective on February 16, 2015, the Company entered into an unsecured Revolving Line of Credit Agreement with Colorado Medical Finance Services, LLC, dba Gold Gross Capital LLC. The line of credit allows the Company the right to borrow up to $500,000 from the lender from time to time. Amounts borrowed under the line of credit accrue interest at the rate of 17.5% per annum and can be repaid at any time without penalty. A total of 10% of the interest rate is payable in cash and the other 7.5% of the interest rate is payable in cash, or as a reduction of accounts receivable related to coffee sales/services, at the option of the lender, with our consent. We have paid, and intend to continue to pay all related interest in cash. The line of credit expired, and all amounts were due under the line of credit on September 26, 2016. The Company has informally been granted a reduction of payments to them in the amount of $3,000 per month until the end of the trial in which case it will be re-evaluated where the note stands.  Upon the occurrence of an event of default the amounts owed under the line of credit bear interest at the rate of 20% per annum. Proceeds from the line of credit can be solely used for working capital purposes. The lender has no relationship with the Company or its affiliates. As of October 31, 2016 there was $33,485 outstanding which included $11,588 in principal and $21,897 in interest due.

Convertible Note Payable – JSJ

On September 9, 2015, we entered into a 12% Convertible Note to JSJ Investments Inc. (“JSJ” and the “JSJ Convertible Note”) in the amount of $275,000. On March 1, 2016, we amended the JSJ Convertible Note through a side letter agreement. Amounts owed under the JSJ Convertible Note accrue interest at the rate of 12% per annum (18% upon an event of default). The JSJ Convertible Note was due in December 2016 and currently is in default. The JSJ Convertible Note and all accrued interest is convertible at the option of the holder thereof into the Company’s common stock at any time after September 9, 2016. As of October 31, 2016, the balance of the note was $260,952 of which $256,952 was principal and $4,000 was accrued interest. The conversion price of the JSJ Convertible Note is the greatest of a) 60% (a 40% discount) to the third lowest intra-day trading price of the market price of the Company’s common stock during the 10 trading days prior to any conversion date of the note or b) $0.00005. The variable conversion price was accounted for as a derivative liability. Upon initial issuance, the Company recorded a discount of approximately $197,680 relating to the derivative liability.

In September 2016, JSJ converted $31,311 of principal and interest owed on the JSJ Convertible Note into 24,733,056 shares of common stock.

Convertible Promissory Notes Payable - with Typenex Co-Investment, LLC

On September 14, 2015 (the “Closing Date”), the Company entered into a Securities Purchase Agreement (the “Typenex SPA”) with Typenex Co-Investment, LLC (“Typenex”). Pursuant to the Typenex SPA, the Company issued to Typenex convertible promissory notes with a total principal amount of $1,005,000 in the form of: (a) an initial tranche of $255,000 in cash (the “Typenex Note”), and (b) three promissory notes of $250,000 each. The Typenex Note has a term of 20 months and an interest rate of 10% per annum (22% upon an event of default). The gross proceeds to the Company from the Typenex SPA were $1,005,000, in the form of: (a) an initial tranche of $250,000 in cash, and (b) three promissory notes of $250,000 each (collectively, the “Investor Notes”). Typenex and the Company must mutually agree to fund one or more of the three additional Investor Notes. As of October 31, 2016, none of the additional three tranches were funded and only $255,000 had been funded. Each of the Investor Notes accrue interest at the rate of 10% per annum until paid and are secured by a Membership Interest Pledge Agreement. Beginning in March 2016, and on the same day of each month thereafter until the maturity date, the Company is required to pay to Typenex monthly installments of principal equal to $75,000 (or such lesser principal amount as is then outstanding), plus the sum of any accrued and unpaid interest. Alternatively, Typenex or the Company may elect to convert an installment amount into Common Stock at the lower of (a) $0.30 per share, and (b) if the Company’s market capitalization falls below $3,000,000, the Market Price conversion price shall be adjusted to the market price as of the applicable date, applying a discount of 40%. The Company has the right to prepay the Typenex Note under certain circumstances, subject to payment of a 35% prepayment penalty during the first six months the note is outstanding and 50% thereafter. The Typenex Note also includes repricing features whereby if the Company sells or issues any common stock or other securities exercisable for, or convertible into, Common Stock for a price per share that is less than the conversion price applicable under the Typenex Note, then such lower price will apply to all subsequent conversions by Typenex. The repricing feature of the conversion feature was considered to be derivative liabilities and accordingly, the Company recorded approximately a $178,000 discount to debt. During the quarter ended July 31, 2016, the outstanding balance was repaid in full.

Convertible Promissory Note with JMJ Financial

On September 16, 2015, we entered into a Convertible Promissory Note with JMJ Financial (“JMJ”) in the principal amount of up to $900,000 (the “JMJ Convertible Note”). Upon entering into this arrangement, the total face amount of the JMJ Convertible Note was initially $385,000 and we received $350,000 in cash, as all amounts borrowed under the note include a 10% original issue discount. Moving forward, JMJ may loan us additional funds (up to $900,000 in aggregate) if mutually agreed by both parties, provided that JMJ has the right in its sole discretion to approve any future request for additional funding. Each advance under the JMJ Convertible Note is due two years from the date of such advance, with the amount initially funded under the note due on September 16, 2017. The JMJ Convertible Note (including principal and accrued interest and where applicable other fees) is convertible into our common stock, at any time, at the lesser of (a) $0.75 per share or (b) 65% (a 35% discount) of the market price for our common stock. The variable conversion term was considered to be a derivative liability and the Company recorded approximately $303,000 of debt discount upon issuance. A one-time interest charge of 12% was applied to the principal amount of the note, which remains payable regardless of the repayment (or conversion) date of the note. At October 31, 2016, the amount owed JMJ Financial was $194,218 of which $191,681 was principal and $2,537 was interest payable.

During the nine months ended October 31, 2016, JMJ converted $260,409 of principal and interest owed on the JMJ Convertible Note into 49,065,000 shares of common stock.

Convertible Notes Payable –Vis Vires

On September 24, 2015, we entered into a Convertible Promissory Note with Vis Vires Group, Inc. (“Vis Vires”) (with an issuance date of September 9, 2015) in the principal amount of $254,000 (the “Vis Vires Convertible Note”). The Vis Vires Convertible Note bears interest at the rate of 8% per annum (22% upon an event of default) and was due and payable on June 11, 2016. The principal amount of the Vis Vires Convertible Note and all accrued interest is convertible at the option of the holder at the greater of (a) 65% (a 35% discount) multiplied by the market price of our stock and (b) $0.00009. The Vis Vires Convertible Note conversion price also includes price protection features in the event we issue or are deemed to have issued common stock or convertible securities at a price equal to less than the conversion price, the conversion price of the Vis Vires Convertible Note is automatically reduced to such lower price. The variable conversion term was considered to be a derivative liability and the Company recorded approximately $224,000 of debt discount upon issuance. The prepayment amount ranges from 108% to 133% of the then outstanding balance, depending on when such prepayment is made. In March 2016, we paid $250,000 to satisfy the amount outstanding under the Vis Vires Convertible Note in full.

On March 16, 2016, we sold Vis Vires an additional Convertible Promissory Note in the principal amount of $225,000 (the “New Vis Vires Convertible Note”). The New Vis Vires Convertible Note bears interest at the rate of 8% per annum (22% upon an event of default) and was due and payable on December 2016. The note is currently in default. The principal amount of the New Vis Vires Convertible Note and all accrued interest is convertible at the option of the holder thereof into our common stock at any time after September 2016. The conversion price of the New Vis Vires Convertible Note is equal to the greater of a) 65% (a 35% discount) to the market value of our common stock and (b) $0.00009. We may prepay in full the unpaid principal and interest on the New Vis Vires Convertible Note, upon notice, any time after September 2016. Any prepayment is subject to payment of a prepayment amount ranging from 108% to 133% of the then outstanding balance on the New Vis Vires Convertible Note, depending on when such prepayment is made. At October 31, 2016, the amount owed Vis Vires was $246,720 of which $225,000 was principal and $21,720 was interest payable. The New Vis Vires Convertible Note conversion price also includes price protection such that in the event we issue or are deemed to have issued common stock or convertible securities at a price equal to less than the conversion price of the New Vis Vires Convertible Note, the conversion price of the New Vis Vires Convertible Note is automatically reduced to such lower price. The repricing feature of the conversion feature was considered to be derivative liabilities and accordingly, the Company recorded approximately $152,120 of discount to debt. In addition, the Company recognized an original issue discount of $3,000 in accordance with the terms of the note.

Convertible Promissory Convertible Promissory Notes with Duck Duck Spruce

In March 2016, we sold Duck Duck Spruce, LLC (“Duck Duck”) two 5% Convertible Promissory Notes with a total principal face amounts of $550,000 and received $500,000 in cash, with the difference representing an original issue discount (collectively, the “Duck Duck Notes”). The Duck Duck Notes accrue interest at the rate of 5% per annum (the lesser of 10% per annum and the highest rate allowed per law upon an event of default), and was due on December 15, 2016. The note is currently in default. The amounts owed under the Duck Duck Notes are convertible into shares of our common stock at a 35% discount to the market price of our common stock, subject to a floor of $0.05 per share. At October 31, 2016 the balance of these loans total $522,589 of which $519,245 is principal and $3,344 is interest payable. The variable conversion terms of the note were accounted for as derivative liabilities and the Company recorded a discount to the note of approximately $319,177.

During the nine months ended October 31, 2016, Duck Duck converted $46,820 of principal and interest owed on the March 8, 2016 Convertible Promissory Note due to Duck Duck into 26,296,581 shares of common stock.

The second Duck Duck Note also (a) required us to issue 250,000 shares of restricted common stock to Duck Duck in consideration for agreeing to the sale of such note; and (b) the conversion price also includes price protection such that in the event we issue or are deemed to have issued common stock or convertible securities at a price equal to less than the conversion price, the conversion price is automatically reduced to such lower price. The Company recorded a debt discount associated with this note, which was considered a derivative liability, totaling approximately $346,677.

Third Party Loans

In October 2015, we borrowed $150,000 from a third-party lender. The October 2015 loan has a seven-month term, a total payback amount of $202,500 and is payable by way of 147 daily payments of $1,378. In November 2015, we borrowed $65,000 from the same lender. The November 2015 loan has a term of six months, a total payable amount of $89,700 and is payable by way of 126 daily payments of $712. In January 2016, we borrowed $220,000 from the same lender (of which $91,887.70 was new lending and $128,112 was used to repay the balance on the October 2015 loan). The January 2016 loan has a term of ten months, a total payback amount of $290,400 and is payable by way of 210 daily payments of $1,383. There was $215,173 outstanding as of January 31, 2016. In February 2016, we borrowed $100,000 from the same lender which has a six-month term, a total payback amount of $130,000 and is payable by way of 126 daily payments of $1,032. In April 2016, we borrowed $115,000 from the same lender (of which $90,000 was new lending and the remainder was used to pay back the balance on the November 2015 loan). The April 2016 loan has a term of eight months, a total payable amount of $158,700 and is payable by way of 168 daily payments of $945. The loans are secured by a security interest in all of our accounts, equipment, inventory and investment property. We have the right to repay the loans within the first 30 days after the effective date of each loan at the rate of 85% of the applicable repayment amount and between 31 and 90 days after the effective date of each loan at the rate of 90% of the applicable repayment amount. The interest rate on these loans range from 30-38% per annum. The balance of the note was $373,115 as of October 31, 2016.

Note 7. Related Party Transactions

Transactions with Marley Coffee Ltd.

During the nine months ended October 31, 2016 and 2015, the Company made purchases of $1,311 and $562,019, respectively, from Marley Coffee Ltd. (“MC”) a producer of Jamaican Blue Mountain (“JBM”) coffee that the Company purchases in the normal course of its business. The Company directs these purchases to third-party roasters for fulfillment of sales orders. MC was created in order to have a license to buy and sell JBM coffee. The Company’s former Chairman and significant shareholder, Rohan Marley, is an owner of approximately 25% of the equity of MC.

The Company also received $0 and $52,596 in rebates from MC during the nine months ended October 31, 2016 and 2015, respectively, on the Jamaican green coffee purchased. The Company directs these purchases to third-party roasters for fulfillment of sales orders. We buy JBM coffee at the most favorable market rate in the market. For the majority of transactions, we buy raw unroasted beans from MC and then resell them to customers around the world. From time to time, it is more economically favorable for the Company to allow MC to sell to our customers directly and then receive a rebate.

License with Fifty-Six Hope Rd

For the nine months ended October 31, 2016 and 2015, the Company incurred license fees payable to Fifty-Six Hope Road Music Limited (“56 Hope Road”) of $151,489 and $200,941, respectively. As of October 31, 2016 and January 31, 2016, there were licensing fees accrued and payable of $72,990 and $260,496, respectively, to 56 Hope Road, for the license to use the name “Marley Coffee”. In addition, the Company had a short term note payable to 56 Hope Road in the amount of $297,324 as of October 31, 2016 (see Note 4).

Other Related Party Transactions

The following describe transactions with entities which are licensees of Hope Road Merchandising, LLC a company in which Rohan Marley is a beneficiary. During the nine months ended October 31, 2016 and 2015, the Company made net purchases of $835, and $11,142, respectively, from House of Marley. House of Marley produces headphones and speakers that the Company uses for promotions and trade shows. During the nine months ended October 31, 2016 and 2015, the Company made purchases of $0 and $5,244, respectively from Zion Rootswear. The purchases from Zion Rootswear were for Bob Marley apparel and gifts that were used for marketing and promotions purposes.

The Company has made sales to related parties for the nine months ended October 31, 2016 of $4,314 to Lions of Marley, $420 to Delivery Agent (for product that is sold on the Bob Marley Website). The Company has made sales to related parties for the nine months ended October 31, 2015 of $0 to Lions of Marley, $779 to Delivery Agent (for product that is sold on the Bob Marley Website). The companies above are licensees of Hope Road Merchandising, LLC, a company in which Rohan Marley is a beneficiary.

During the nine months ended October 31, 2016, the Company paid Rohan Marley Enterprises $127,226 of which $112,510 was paid through stock compensation for director’s fees and bonus and $14,716 was paid in cash. During the nine months ended October 31, 2015, the Company paid Rohan Marley Enterprises $135,447 for directors consulting fees and expense reimbursements. Rohan Marley Enterprises is the personal S-Corporation of Rohan Marley which he uses to record all of his business transactions.

The total owed to Mother Parkers at October 31, 2016 and January 31, 2016 was $1,771,003 and $2,053,296, respectively, for coffee purchases. The total accounts receivable due from Mother Parkers as of October 31, 2016 and January 31, 2016 was $268,248 and $318,934, respectively.

During the nine months ended October 31, 2016 and 2015, the Company paid Sondra Toevs, $1,862 and $5,386, respectively and Ellie Toevs, $1,922 and $2,629, respectively, for part-time employment. Sondra Toevs is the wife of the Company’s CEO, Brent Toevs, and Ellie Toevs is the daughter of Mr. Toevs.

Note 8. Stockholders’ Equity

Common stock issued

During the nine months ended October 31, 2016, the Company issued 3,312,307 share of common stock in settlement of accounts payable in the amount of $319,218. The shares were valued at $347,735 based on the market value of the shares on the date of issuance. As a result, the Company recognized a loss of $28,516 on the settlement of accounts payable.

During the nine months ended October 31, 2016, the Company issued 455,709 shares of common stock for services. The shares were valued at $46,180 based on the market value of the shares on the date of issuance.

During the nine months ended October 31, 2016, the Company issued 250,000 shares of common stock for financing costs. The shares were valued at $27,500 based on the market value of the shares on the date of issuance.

During the nine months ended October 31, 2016, the Company issued 100,094,637 shares of common stock for the conversion of principal and interest on convertible notes payable in the amount of $338,540.

During the nine months ended October 31, 2016, the Company authorized the issuance of 7,449,109 shares of common stock for services. The shares were valued at $54,712 based on the market value on the date they were authorized. These shares had not been issued as of the date of this report and are included in common stock payable on the consolidated balance sheet.

Share-based Compensation:

On August 5, 2011, the Board of Directors approved the Company’s 2011 Equity Compensation Plan (the “2011 Plan”). The 2011 Plan authorizes the issuance of various forms of stock-based awards, including incentive or non-qualified options, restricted stock awards, performance shares and other securities as described in greater detail in the 2011 Plan, to the Company’s employees, officers, directors and consultants. A total of 20,000,000 shares are authorized for issuance under the 2011 Plan, which has not been approved by the stockholders of the Company as of October 31, 2016. A total of 19,000,000 shares are available for issuance under the 2011 Plan.

On October 14, 2012, the Board of Directors approved the Company’s 2012 Equity Incentive Plan, which was amended and restated on September 19, 2013 (as amended and restated, the “2012 Plan”). The 2012 Plan authorizes the issuance of various forms of stock-based awards, including incentive or non-qualified options, restricted stock awards, restricted units, stock appreciation rights, performance shares and other securities as described in greater detail in the 2012 Plan, to the Company’s employees, officers, directors and consultants. A total of 12,000,000 shares are authorized for issuance under the 2012 Plan, which has been approved by the stockholders of the Company, and as of October 31, 2016, a total of 8,700,000 shares are available for issuance under the 2012 Plan.

On September 10, 2013, the Board of Directors approved the Company’s 2013 Equity Incentive Plan (the “2013 Plan”). The 2013 Plan authorizes the issuance of various forms of stock-based awards, including incentive or non-qualified options, restricted stock awards, restricted units, stock appreciation rights, performance shares and other securities as described in greater detail in the 2013 Plan, to the Company’s employees, officers, directors and consultants. A total of 12,000,000 shares are authorized for issuance under the 2013 Plan, which has been approved by the stockholders of the Company to date, and as of October 31, 2016, a total of 7,530,000 shares are available for issuance under the 2013 Plan.

On June 30, 2015, the Board of Directors approved and adopted the Company’s 2015 Equity Incentive Plan, which was amended and restated by the Board of Directors on March 10, 2016 (the Amended and Restated 2015 Equity Incentive Plan, the “2015 Plan”). The sole amendment to the 2015 Plan which was affected by the entry into the amended and restated plan was to clarify and confirm that no awards under the 2015 Plan can be issued or granted to any person under the 2015 Plan in connection with, or in consideration for, the offer or sale of securities in a capital-raising transaction, or where such services directly or indirectly promote or maintain a market for the Company’s securities. The 2015 Plan authorizes the issuance of various forms of stock-based awards, including incentive or non-qualified options, restricted stock awards, restricted units, stock appreciation rights, performance shares and other securities as described in greater detail in the 2015 Plan, to the Company’s employees, officers, directors and consultants. Subject to adjustment in connection with the payment of a stock dividend, a stock split or subdivision or combination of the shares of common stock, or a reorganization or reclassification of the Company’s common stock, the maximum aggregate number of shares of common stock which may be issued pursuant to awards under the 2015 Plan is 17,500,000 shares, and as of October 31, 2016, a total of 13,500,000 shares are available for issuance under the 2015 Plan.

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

Activity in stock options during the nine month period ended October 31, 2016 and related balances outstanding as of that date are set forth below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding, beginning balance	17,650,000	$0.27
Granted	6,000,000	0.12
Exercised	—	—
Forfeited	(60,000)	0.47
Expired	—	—

Outstanding, ending balance	23,590,000	$0.23	2.18

Exercisable	16,720,000	$0.27	1.54

During the nine months ended October 31, 2016, the Company recognized stock compensation expense of $840,471 related to the amortization of stock option expense.

Note 9. Commitments and Contingencies

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

On or around May 31, 2016, the Company entered into a ‘Consent of Defendant Jammin Java Corp.’ (the “Consent”), in connection with the SEC’s complaint (the “Complaint”). Pursuant to the Consent, without admitting or denying the allegations of the Complaint (except as specifically set forth in such Consent mainly relating to personal and subject matter jurisdiction, which we admitted), we consented to the entry of a final judgment (the “Final Judgment”), which, among other things: (a) permanently restrains and enjoins us from violating Section 5 of the Securities Act, and (b) orders us to pay disgorgement in the amount of $605,330, plus prejudgment interest thereon in the amount of $94,670, totaling an aggregate of $700,000, of which (1) $200,000 was due within 14 days of the entry of the Final Judgment (which Final Judgment was entered July 6, 2016, and which payment was due July 20, 2016, and has not been paid or requested by the SEC to date); and (2) $500,000 was due within 90 days of the entry of the Final Judgment (which amount was due by October 4, 2016, and which amount has not been paid or requested by the SEC to date).

The Final Judgment was approved by the SEC on or around May 31, 2016 and approved by the court on July 6, 2016, which is anticipated by the end of June 2016. The Company has accrued $700,000 for estimated settlement expense in the quarter ended October 31, 2016.

The Company believes that the Final Judgment is a positive outcome for the Company as it settles the SEC’s outstanding action against the Company and removes the uncertainty surrounding such action moving forward. The Company continues to take action in the best interests of the shareholders to create shareholder value which includes assisting the SEC in its continued investigation.

On August 1, 2016, Fifty-Six Hope Road Music Limited (“56 Hope Road”) and Hope Road Merchandising, LLC (“HRM”) filed a complaint against us in the Superior Court of the State of California, County of Los Angeles, Central Division (Case No. BC628981). The complaint (a) sought a declaratory judgment relating to the termination by 56 Hope Road and HRM of the licenses which owned to use certain “Marley Coffee” trademarks, (b) sought damages for our alleged (i) breaches of the licenses, (ii) tortious interference with 56 Hope Road’s and HRM’s economic relationships with licenses and prospective licensees, and (iii) trademark infringement; (c) requested an accounting of our books and records; and (d) requested punitive and exemplary damages in connection with allegations of fraud and misrepresentation.

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

The case was then removed to the United States District Court of California Western Division (Case No. 2:16-cv-05810-SVW-MRW). 56 Hope Road and HRM subsequently amended their Complaint to seek damages for alleged breach of contract in connection with the licenses, declaratory relief in connection with the licenses (i.e., that such agreements had been effectively terminated by us), interference with prospective economic advantage, trademark infringement, accountings, fraud, and indemnity. We denied the allegations, asserted certain several affirmative defenses and filed counterclaims against Rohan Marley, our former director, for breach of fiduciary duty and civil conspiracy, which claims 56 Hope Road, HRM and Mr. Marley moved to be dismissed.

Subsequently, on February 17, 2017, we filed a motion, which has been approved by the court, to dismiss all of our claims against 56 Hope Road, HRM and Rohan Marley. The decision was made after we lost a motion for summary judgement against 56 Hope Road, which represented the most substantial legal claims for intellectual property and damages. Though we vigorously disagree with the court’s decision on granting the motion for summary judgement, given our resources at this point in time, we believe that it is not in our best business interests to continue contesting the remaining claims in the lawsuit. In our best estimation, the remaining claims were not enough to provide a return for the amount of resources required to prosecute the claims to judgment. We believe our limited resources are better spent to grow our business lines and not in pursuing the litigation.

Notwithstanding the above, there are still some pending motions open relating to the case, of which we cannot predict the outcome. We are currently in negotiations with 56 Hope Road regarding a settlement structure that will allow us to move forward, though no assurances can be made on whether or not settlement terms can be reached, or if reached, whether they will be favorable to us.

Note 10. Concentrations

As a result of the litigation discussed in Note 9, we have discontinued doing business as Marley Coffee. The Company no longer as a source of revenue after February 17, 2017.

A significant portion of our revenue is derived from our relationships with a limited number of vendors and distributors. The loss of one or more of our significant vendors or distributors would have a material impact on our revenues and results of operations. During the nine months ended October 31, 2016, three customers accounted for 27.6%, 14.1% and 10.1% of net revenues. During the nine months ended October 31, 2015, two customers accounted for 16.0% and 12.1% of net revenues.

During the nine months ended October 31, 2016, two vendors accounted for 55.1% and 44.8% of purchases. During the nine months ended October 31, 2015, two vendors accounted for 50.6% and 36.4% of purchases.

For the nine month periods ended October 31, 2016 and 2015, total sales in Canada totaled $448,214 and $612,585, respectively.

For the nine month periods ended October 31, 2016 and 2015, sales in South Korea totaled $0 and $7,951, respectively.

For the nine month periods ended October 31, 2016 and 2015, sales in Chile totaled $786,755 and $670,868, respectively.

Note 11. Subsequent Events

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

Cancellation Agreement

Effective December 30, 2016, we entered into a Cancellation Agreement with Brent Toevs, our former director and Chief Executive Officer, who agreed to return an aggregate of 1,261,457 shares of common stock which were previously issued to him in consideration for services rendered (and as a bonus), to us for cancellation, which shares were cancelled on January 18, 2017. Instead, we agreed to accrue the bonus and compensation and pay them at such time as the Company has sufficient cash flow, in the reasonable determination of the Board of Directors, to pay such.

Consulting Agreement

On January 2, 2017, the Company entered into a consulting agreement with SEB Coffee (“SEB”), which is beneficially owned by Brent Toevs, the Company’s former director and Chief Executive Officer, pursuant to which SEB agreed to provide consulting services to the Company until July 1, 2017, in consideration for $23,473 per month or $140,840 in aggregate. We agreed to accrue the compensation due and to only pay such compensation at such time as the Company has sufficient cash flow, in the reasonable determination of the Board of Directors, to pay such amounts.

Amendment to 10% Note Investor Note

In January 2017, the Company and the 10% Investor amended the 10% Investor Note to provide for an additional loan by the 10% Investor of $19,800 ($18,000 in principal and $1,800 as an original issue discount) which the Company received on January 18, 2017.

Additional JMJ Borrowing

On January 25, 2017, the Company borrowed an additional $6,375 from JMJ which was evidenced by the JMJ Convertible Note described above.

January 2017 JSJ Convertible Note

On January 23, 2017, we entered into a 12% Convertible Note with JSJ (the “January 2017 JSJ Convertible Note”) in the amount of $10,125. The January 2017 JSJ Convertible Note accrues interest at the rate of 12% per annum (18% upon the occurrence of an event of default) through maturity, October 23, 2017. We have the right to prepay the note prior to maturity provided we pay 150% of the amount due.

The January 2017 JSJ Convertible Note and all accrued interest is convertible at the option of the holder thereof into the Company’s common stock at any time after the 180th day following the date of the note. The conversion price of the January 2017 JSJ Convertible Note is 60% (a 40% discount) to the third lowest intra-day trading price of the Company’s common stock during the 10 trading days prior to any conversion date of the note. In the event that the note is not repaid in cash in its entirety, Company shareholders may suffer dilution if and to the extent that the balance of the JSJ Note is converted into common stock.

February 2017 - Convertible Notes Payable – Power Up

On February 23, 2017, we entered into a Convertible Promissory Note with Power Up Lending Group Ltd. (“Power Up”) in the principal amount of $10,500 (the “February 2017 Power Up Note”). The February 2017 Power Up Note bears interest at the rate of 12% per annum (22% upon an event of default) and is due and payable on November 17, 2017. The principal amount of the February 2017 Power Up Note and all accrued interest is convertible at the option of the holder at the greater of 65% (a 35% discount) multiplied by the average of the lowest three closing bid prices of our common stock during the ten trading days immediately prior to the date of any conversion, provided that the conversion price during major announcements (as described in the February 2017 Power Up Note) is the lower of the conversion price on the announcement date of such major announcement and the conversion price on the date of conversion. The February 2017 Power Up Note conversion price also includes anti-dilution protection such that in the event we issue or are deemed to have issued common stock or convertible securities at a price equal to less than the conversion price of the February 2017 Power Up Note in effect on the date of such issuance or deemed issuance, the conversion price of the February 2017 Power Up Note is automatically reduced to such lower price, subject to certain exceptions in the note.

At no time may the February 2017 Power Up Note be converted into shares of our common stock if such conversion would result in Power Up and its affiliates owning an aggregate of in excess of 9.99% of the then outstanding shares of our common stock.

We may prepay in full the unpaid principal and interest on the February 2017 Power Up Note, upon notice, any time prior to the 180th day after the issuance date. Any prepayment is subject to payment of a prepayment amount ranging from 120% to 145% of the then outstanding balance on the February 2017 Power Up Note (inclusive of accrued and unpaid interest and any default amounts then owing), depending on when such prepayment is made.

The February 2017 Power Up Note also contains customary positive and negative covenants.

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

As of February 2017, our management has decided to explore possibilities of using its coffee brand and entering into the legalized cannabis industry with coffee and coffee related products. We have hired a California based consulting company that will assist in exporting these possibilities. The Company will consult with legal experts in this area to ensure that all legalities are satisfied in each state the company conducts cannabis related business.

We believe the key to our growth is a multichannel distribution and sales strategy. Since August 2011, we have been introducing a wide variety of coffee products through multiple distribution channels. Until the termination of the 56 Hope Road License, described below, such coffee products were mainly sold under the Marley Coffee brand name. Because of the termination of the Marley Coffee license, described below, the main channels we will be seeking to sell our Jammin Java Coffee brand products in will be domestic retail in both grocery and away from home (for example, consumption at the office and on the go), international distribution, and online retail.

In order to market our products in these channels, we have developed a variety of coffee products in varying formats. The Company offers an entire line of coffee in whole bean and ground form with varying sizes including 2.5 ounce (oz), 8oz, 12oz and 2 pound (lbs) sizes. The Company also offers a “single serve” solution with its compostable Single-Serve Pods for Bunn® and other pod-based home and office brewers. The Company plans to launch by the end of March 2017, a Jammin Java Coffee recyclable RealCup; compatible cartridges, for use in most models of Keurig®’s K-Cup brewing system.

We have also started to develop a suite of products under the Jammin Java Coffee brand to complement our existing lines of coffee.

License Agreement with Fifty-Six Hope Road Music Limited

On September 13, 2012, the Company entered into a fifteen (15) year license agreement (renewable for two additional fifteen (15) year terms thereafter in the option of the Company) with an effective date of August 7, 2012 with Fifty-Six Hope Road Music Limited, a Bahamas international business company (“56 Hope Road” and the “Long-Term License”). Rohan Marley, our former Chairman, owns an interest in and serves as a director of 56 Hope Road. Pursuant to the Long-Term License, 56 Hope Road granted the Company a worldwide, exclusive, non-transferable license to utilize the “Marley Coffee” trademarks (the “Trademarks”) in connection with (i) the manufacturing, advertising, promotion, sale, offering for sale and distribution of coffee in all its forms and derivations, regardless of portions, sizes or packaging (the “Exclusive Licensed Products”) and (ii) coffee roasting services, coffee production services, and coffee sales, supply, distribution and support services, provided that the Company may not open retail coffee houses utilizing the Trademarks. 56 Hope Road owns and controls the intellectual property rights in and to the late reggae performer, Robert Nesta Marley, professionally known as Bob Marley, including the Trademarks. In addition, 56 Hope Road granted the Company the right to use the Trademarks on advertising and promotional materials that pertain solely to the sale of coffee cups, coffee mugs, coffee glasses, saucers, milk steamers, machines for brewing coffee, espresso and/or cappuccino, grinders, water treatment products, tea products, chocolate products, and ready-to-use (instant) coffee products (the “Non-Exclusive Licensed Products”, and together with the Exclusive Licensed Products, the “Licensed Products”). Licensed Products could be sold by the Company pursuant to the Long-Term License through all channels of distribution, provided that, subject to certain exceptions, the Company could sell the Licensed Products by direct marketing methods (other than the Company’s website), including television, infomercials or direct mail without the prior written consent of 56 Hope Road. Additionally, 56 Hope Road had the right to approve all Licensed Products, all advertisements in connection therewith and all product designs and packaging. The agreement also provided that 56 Hope Road would own all rights to any domain names (including marleycoffee.com), incorporating the Trademarks.

In consideration for the foregoing licenses, the Company agreed to pay royalties to 56 Hope Road in an amount equal to 3% of the net sales of all Licensed Products on a quarterly basis. In addition, such royalty payments were deferred during the first 20 months of the term of the Long-Term License, and such deferred payments were to be paid on a quarterly-basis thereafter until paid in full. For the nine months ended October 31, 2016 and 2015, the Company incurred license fees payable to 56 Hope Road of $151,489 and $200,941, respectively. As of October 31, 2016 and January 31, 2016, there were licensing fees accrued and payable of $72,990 and $260,496, respectively, to 56 Hope Road, for the license to use the name “Marley Coffee”. In addition, the Company had a short term note payable to 56 Hope Road in the amount of $297,324 as of October 31, 2016.

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

The Short-Term License provided us the right to use the Trademarks from June 27, 2016 until December 27, 2016 (a term of six months)(subject to HRM’s right to terminate the license in the event we breached the terms thereof or any of the terms of the Secured Note or Security Agreement), provided that the Short-Term License could be extended in the sole discretion of HRM (at our request) for an additional six month term after expiration thereof. Other than the term of the agreement, the Short-Term License had substantially similar terms as the Long-Term License (except as discussed above), with the addition of requiring us to provide customer and vendor lists to HRM and providing HRM an irrevocable license to use such information. Additional requirements associated with our entry into the Short-Term License with HRM were that (i) we immediately provide all deficient quarterly and annual statements due; and (ii) we agreed to allow 56 Hope Road or its affiliates to have discussions with our current and potential business partners relating to whether there is a basis for a continued relationship with us, and to have discussions with unrelated third parties that 56 Hope Road may have an interest in once the Short-Term License expires.

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

56 Hope Road/HRM License Termination and Lawsuit

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

We believe that the termination notice received on July 21, 2016 as well as the termination of the Long-Term License, was without merit and that 56 Hope Road had no reasonable basis for such terminations.

After we received the July 21, 2016, notice of termination, both sides worked to resolve the termination and to negotiate a forbearance of the alleged defaults. Notwithstanding our attempt to work in good faith through the issues raised with HRM in the termination notice, and without prior notice, on August 1, 2016, 56 Hope Road and HRM filed a complaint against us in the Superior Court of the State of California, County of Los Angeles, Central Division (Case No. BC628981). The complaint (a) sought a declaratory judgment relating to the termination of the licenses, (b) sought damages for our alleged (i) breaches of the Long-Term License and Short-Term License, (ii) tortious interference with 56 Hope Road’s and HRM’s economic relationships with licenses and prospective licensees, and (iii) trademark infringement; (c) requested an accounting of our books and records; and (d) requested punitive and exemplary damages in connection with allegations of fraud and misrepresentation.

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

Subsequently, on February 17, 2017, we filed a motion, which has been approved by the court, to dismiss all of our claims against 56 Hope Road, HRM and Rohan Marley. The decision was made after we lost a motion for summary judgement against 56 Hope Road, which represented the most substantial legal claims for intellectual property and damages. Though we disagree with the court’s decision on granting the motion for summary judgement, given our resources at this point in time, we believe that it is not in our best business interests to continue contesting the remaining claims in the lawsuit. In our best estimation, the remaining claims were not enough to provide a return for the amount of resources required to prosecute the claims to judgment. We believe our limited resources are better spent to grow our business lines and not in pursuing the litigation.

On February 22, 2017, the court granted the plaintiff’s summary judgment against us in connection with the plaintiff’s termination of the Short-Term License and that such termination of the Short-Term License was valid July 21, 2016, and requires us to pay $371,324 in unpaid royalties.

Notwithstanding the above, there are still some pending motions open relating to the case, of which we cannot predict the outcome. We are currently in negotiations with 56 Hope Road regarding a settlement structure that will allow us to move forward, though no assurances can be made on whether or not settlement terms can be reached, or if reached, whether they will be favorable to us.

Current Status of Business Operations

As described above, we were in litigation with 56 Hope Road and HRM during the quarter ending October 31, 2016, provided that until February 2017, we were using the Trademarks in the sale of our products. Additionally, since the date of our last filing, we have attempted to streamline our business and cut costs while maintaining as many accounts as possible. Additionally, we’ve been working on expanding our operations outside of the “Marley Coffee” name, which we ceased using in February 2017.

Since the litigation began, we have worked to both maintain and restructure our business. We have cut costs across the board, closed our main office and reduced our employee head count significantly. Our focus was primarily on the maintenance of existing accounts while beginning to introduce a new complimentary brand. We believed that this would help ensure we have sufficient cash flow to keep the business afloat while seeking alternative growth options. We have also raised significant funding through the sale of convertible notes as described herein.

Despite the dismissal of the 56 Hope Road lawsuit and our termination of the use of the Trademarks (i.e., the termination of the use of the Marley Coffee brand name), we are not looking at bankruptcy restructuring as an option at the moment, as we are trying to sustain our business and grow a new division. We have worked with our two largest debt holders in an effort to restructure our debt. Specifically, Mother Parkers has previously agreed that all profits and licensing fees from coffee which we sell through Mother Parkers will go to pay down debt which we owe to Mother Parkers, provided that since we no longer have the ability to generate revenue with Mother Parker’s through the Marley Coffee brand, we will need to re-negotiate how our debt is paid down and we cannot guarantee what that will look like, or that it will be on favorable terms. Our other significant creditor, ERI, is providing us credit to ship products to our customers for all bagged coffee; however, we are allocating 30% of the profits of such orders back to ERI to pay down our debt owed to them. This is also inclusive of our new Jammin Java Coffee line. We also have several other smaller debt holders that we have structured a payment plan with, and some we have not. We cannot guarantee that a debt holder will not try to put us into involuntary bankruptcy, but we currently have no intention at this time of filing for any type of bankruptcy protection.

As described above, we are developing a line of non-’Marley Coffee’ related products under the Jammin Java name, which we plan to distribute through our existing channels with a planned launch date around the end of March 2017. This line of products will feature premium coffee in a number of formats, including ground, whole bean, and Keurig® and Nespresso®compatible single serve capsules.

We have already discussed our new brand with current and potential customers and have received positive feedback and commitments to order once we launch. These products will not require us to pay licensing fees. We anticipate beginning to generate revenues from these sales starting around the end of March 2017.

As of February 2017, we have decided to explore the possibility of using our Jammin Java coffee brand and entering into the legalized cannabis industry with coffee and coffee related products. We have hired a California based consulting company that will assist in exporting these possibilities. The Company will consult with legal experts in this area to ensure that all legalities are satisfied in each state the company conducts cannabis related business.

Shortly after the filing of this Report, our President and director, Anh Tran, plans to resign as an officer and director of the Company.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended October 31, 2016 and 2015

Compensation and benefits expenses. Compensation and benefits expenses for the three months ended October 31, 2016 and 2015 were $42,407 and $304,798. Compensation and benefits expenses decreased as a result of the decrease in staff.

General and administrative expenses. General and administrative expenses were $221,483 and $342,176, respectively, for the three months ended October 31, 2016 and 2015. General and administrative expenses increased as a result of increased legal fees related to the SEC complaint and the litigation with 56 Hope Road.

Other expense. Other expense for the three months ended October 31, 2016 and 2015 was $0 and $17,165, respectively.

Change in Derivative liability. Change in fair value of derivative liability for the three months ended October 31, 2016 and 2015 was a loss of $2,338,989 and $118,370, respectively, as a result of increases in the increase in the fair value of the derivative liability.

Loss on Settlement of Accounts Payable. During the three months ended October 31, 2016, the company recognized a loss on settlement of accounts payable of $28,516. During that time period, the Company settled certain outstanding accounts payable through the issuance of common stock which had a fair value in excess of the amount of the accounts payable.

Interest expense. Interest expense increased from $41,367 for the three months ended October 31, 2015 to $731,144 for the three months ended October 31, 2016. Interest expense increased as a result of a higher amount of notes payable and increased amortization of discounts on convertible notes payable.

Net loss from continuing operations. Net loss from continuing operations was $3,362,539 and $823,876 for the three months ended October 31, 2016 and 2015, respectively, as a result of the losses discussed above.

Income (loss) on discontinued operations. Income (loss) on discontinued operations was loss of $53,824 and loss of $672,953 for the three months ended October 31, 2016 and 2015, respectively, as a result of reclassifying our Marley Coffee business as discontinued operations.

Net loss. Net loss was $3,416,343 and $1,496,829 for the three months ended October 31, 2016 and 2015, respectively. The increase in the net loss was caused by the changes in income and expense discussed above.

Comparison of the Nine Months Ended October 31, 2016 and 2015

Compensation and benefits expenses. Compensation and benefits expenses for the nine months ended October 31, 2016 and 2015 were $1,258,144 and $935,452, respectively. Compensation and benefits expenses decreased as a result of decreased staff levels.

General and administrative expenses. general and administrative expenses were $1,141,568 and $1,104,422 for the nine months ended October 31, 2016 and 2015, respectively. General and administrative expenses increased this period as a result of litigation issues regarding the license with 56 Hope Road.

Other expense. Other expense for the nine months ended October 31, 2016 and 2015 was $0 and $49,702, respectively.

Change in fair value of derivative liability. Change in fair value of derivative liability for the nine months ended October 31, 2016 and 2015 was $2,983,972 and $118,370, respectively, as a result of increases in the increase in the fair value of the derivative liability.

Loss on Settlement of Accounts Payable. During the nine months ended October 31, 2016, the company recognized a loss on settlement of accounts payable of $28,516. During that time period, the Company settled certain outstanding accounts payable through the issuance of common stock which had a fair value in excess of the amount of the accounts payable.

Gain on extinguishment of debt. Gain on extinguishment of debt for the nine months ended October 31, 2016 and 2015 was $362,506 and $0, respectively, as the result of the settlement of outstanding convertible notes payable.

Interest expense. Interest expense for the nine months ended October 31, 2016 and 2015 was $1,917,519 and $50,940, respectively. Interest expense increased as a result of a higher amount of notes payable and increased amortization of discounts on convertible notes payable.

Net loss from continuing operations. Net loss from continuing operations was $6,967,213 and $2,258,886 for the nince months ended October 31, 2016 and 2015, respectively as a result of the expenses described above.

Loss on discontinued operations. Loss on discontinued operations was $830,938 and $1,403,674 for the nine months ended October 31, 2016 and 2015, respectively, as a result of reclassifying our Marley Coffee business as discontinued operations.

Net loss. Net loss for the nine months ended October 31, 2016 and 2013 was $7,798,151 and $3,662,560, respectively. Net Loss increased as a result of reasons described above.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations primarily through the sale of convertible and other debt securities.

The following table presents details of our working capital and cash and cash equivalents:

	October 31, 2016	January 31, 2016	Increase / (Decrease)
Working Capital	$(5,111,413)	$(4,232,446)	$(878,967)
Cash and Cash Equivalents	$10,277	$231,021	$(220,744)

Our current sources of liquidity include our existing cash and cash equivalents, limited cash from operations and borrowings under convertible promissory notes and other loans. For the nine months ended October 31, 2016, we generated net sales of $5,702,656 and we had a net loss of $7,798,151. Our existing cash and cash equivalents are not adequate to satisfy our current liabilities.

We source coffee that we sell to our roaster, Mother Parkers, a related party and shareholder of the Company, who in turn sells it to its own customers. This is especially the case with Jamaican Blue Mountain coffee secured by us. At October 31, 2016, we are owed $268,248 by Mother Parkers. We also utilize the services of Mother Parkers, to roast coffee to our specifications for sale to the Company’s customers. As a result, at October 31, 2016, we owed $1,771,003 to Mother Parkers for roasting services.

The Company incurred a net loss of $7,798,151 and $3,662,560 for the nine months ended October 31, 2016 and 2015, respectively and had an accumulated deficit of $37,043,901 at October 31, 2016. In addition, the Company has a history of losses and has not generated net income from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The operations of the Company have primarily been funded by the sale of common stock and debt financing. The Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to sell its products directly to end-users and through distributors, establish profitable operations through increased sales and decreased expenses, and obtain additional funds when needed. We may not be able to increase sales or reduce expenses to a level necessary to meet our current obligations or continue as a going concern. As a result, the opinion the Company received from its independent registered public accounting firm on its January 31, 2016 financial statements contains an explanatory paragraph stating that there is substantial doubt regarding the Company’s ability to continue as a going concern. If we become unable to continue as a going concern, we may have to liquidate our assets, and may realize significantly less than the values at which they are carried on our financial statements, and stockholders may lose all or part of their investment in our common stock. The accompanying financial statements do not contain any adjustments for this uncertainty.

Cash Flows

	Nine months ended October 31,
	2016	2015
Net cash used in operating activities - continuing operations	$(444,130)	$(1,051,483)
Net cash provided by investing activities - continuing operations	$—	$—
Net cash provided by financing activities	$152,344	$1,464,523

Operating Activities

For the nine months ended October 31, 2016, net cash used in operating activities - continuing operations was $444,130, compared to $1,051,483 for the nine months ended October 31, 2015.

Financing Activities

Net cash used by financing activities was solely due to proceeds from the sale of notes payable, offset by payments on notes payable, for the nine months ended October 31, 2016 and 2015.

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

At October 31, 2016, we are owed $598,953 by Mother Parkers. We also utilize the services of Mother Parkers, to roast coffee to our specifications for sale to the Company’s customers. As a result, at October 31, 2016, we owed $2,169,533 to Mother Parkers for roasting services.

Line of Credit

The Company entered into an unsecured Revolving Line of Credit Agreement with Colorado Medical Finance Services, LLC, dba Gold Gross Capital LLC on June 9, 2015, with an effective date of February 16, 2015. The line of credit allows the Company the right to borrow up to $500,000 from the lender from time to time. On March 26, 2015, the lender advanced $250,000 to us under the terms of the line of credit. Amounts owed under the line of credit are to be memorialized by revolving credit notes in the form attached to the line of credit, provided that no formal note has been entered into to advance amounts borrowed to date. Amounts borrowed under the line of credit accrue interest at the rate of 17.5% per annum and can be repaid at any time without penalty. A total of 10% of the interest rate is payable in cash and the other 7.5% of the interest rate is payable in cash, or at the option of the lender and with our consent, or by a reduction in amounts owed to us by the lender in connection with the sale of coffee or other promotional activities. The line of credit expires, and all amounts are due under the line of credit were due on September 26, 2016, and have not been paid to date. The line of credit contains customary events of default, and upon the occurrence of an event of default the lender can suspend further advances and require the Company to declare the entire amount then owed immediately due, subject to a 10 day period pursuant to which we have the right to cure any default. Upon the occurrence of an event of default the amounts owed under the line of credit bear interest at the rate of 20% per annum. Proceeds from the line of credit can be solely used for working capital purposes. The lender has no relationship with the Company or its affiliates. The total due on the third party loans as of October 31, 2016 was $33,484. The Company has not made any payments in connection with this loan since November 2016. We are currently negotiating with Colorado Medical Finance Services on how to restructure the debt long term.

Convertible Promissory Notes

As described in greater detail in Notes 5 and 10, to the financial statements included herein and under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” – “Liquidity and Capital Resources” - “Funding and Financing Agreements” in our Annual Report on Form 10-K for the year ended January 31, 2016, as filed with the Securities and Exchange Commission on May 6, 2016, we have sold various convertible notes to date, which allow the holders thereof, subject to the terms thereof, to convert the amount owed into shares of our common stock at a discount to the then trading prices of our common stock. The total amount of the Convertible Promissory Notes is $1 million as of October 31, 2016.

Third Party Loan

In October 2015, we borrowed $150,000 from a third-party lender. The October 2015 loan has a seven-month term, a total payback amount of $202,500 and is payable by way of 147 daily payments of $1,378. In November 2015, we borrowed $65,000 from the same lender. The November 2015 loan has a term of six months, a total payable amount of $89,700 and is payable by way of 126 daily payments of $712. In January 2016, we borrowed $220,000 from the same lender (of which $91,887.70 was new lending and $128,112.30 was used to repay the balance on the October 2015 loan). The January 2016 loan has a term of ten months, a total payback amount of $290,400 and is payable by way of 210 daily payments of $1,383. There was $215,173 outstanding as of January 31, 2016. In February 2016, we borrowed $100,000 from the same lender which has a six-month term, a total payback amount of $130,000 and is payable by way of 126 daily payments of $1,032. In April 2016, we borrowed $115,000 from the same lender (of which $90,000 was new lending and the remainder was used to pay back the balance on the November 2015 loan). The April 2016 loan had a term of eight months, a total payable amount of $158,700 and is payable by way of 168 daily payments of $945. The loans are secured by a security interest in all of our accounts, equipment, inventory and investment property. We have the right to repay the loans within the first 30 days after the effective date of each loan at the rate of 85% of the applicable repayment amount and between 31 and 90 days after the effective date of each loan at the rate of 90% of the applicable repayment amount. The interest rate on these loans range from 30-38% per annum. As of October 31, 2016, $373,115 is payable under the outstanding loans.

Factoring Agreement

In June 2016, we received $310,000 from a third-party lender as part of a factoring arrangement, where the third party purchased $418,500 of our receivables.

Off-Balance Sheet Arrangements

As part of our on-going business, we have not participated in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of October 31, 2016, we are not involved in any unconsolidated SPEs.

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

Impairment of Long-Lived Assets. Long-lived assets include a license agreement that was recorded at the estimated cost to acquire the asset (See Note 4 to the financial statements included in this report). The license agreement is reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their estimated fair values. Management evaluated the carrying value of the license and determined that no impairment existed at October 31, 2016 or 2015.

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

Recent Accounting Pronouncements

For the nine months ended October 31, 2016 and 2015, there were no accounting standards or interpretations issued that are expected to have a material impact on our financial position, operations or cash flows.

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

Management believes that the material weaknesses set forth in items (1) and (2) above did not have an effect on the Company’s financial reporting during the three months ended October 31, 2016.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended October 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On or around May 31, 2016, the Company entered into a ‘Consent of Defendant Jammin Java Corp.’ (the “Consent”), in connection with the SEC’s complaint (the “Complaint”). Pursuant to the Consent, without admitting or denying the allegations of the Complaint (except as specifically set forth in such Consent mainly relating to personal and subject matter jurisdiction, which we admitted), we consented to the entry of a final judgment (the “Final Judgment”), which, among other things: (a) permanently restrains and enjoins us from violating Section 5 of the Securities Act, and (b) orders us to pay disgorgement in the amount of $605,330, plus prejudgment interest thereon in the amount of $94,670, totaling an aggregate of $700,000, of which (1) $200,000 was due within 14 days of the entry of the Final Judgment (which Final Judgment was entered July 6, 2016, and which payment was due July 20, 2016, and has not been paid or requested by the SEC to date); and (2) $500,000 was due within 90 days of the entry of the Final Judgment (which amount was due by October 4, 2016, and which amount has not been paid or requested by the SEC to date).

The Final Judgment was approved by the SEC on or around May 31, 2016 and approved by the court on July 6, 2016, which is anticipated by the end of June 2016. The Company has accrued $700,000 for estimated settlement expense in the quarter ended July 31, 2016.

The Company believes that the Final Judgment is a positive outcome for the Company as it settles the SEC’s outstanding action against the Company and removes the uncertainty surrounding such action moving forward. The Company continues to take action in the best interests of the shareholders to create shareholder value which includes assisting the SEC in its continued investigation.

On August 1, 2016, Fifty-Six Hope Road Music Limited (“56 Hope Road”) and Hope Road Merchandising, LLC (“HRM”) filed a complaint against us in the Superior Court of the State of California, County of Los Angeles, Central Division (Case No. BC628981). The complaint (a) sought a declaratory judgment relating to the termination by 56 Hope Road and HRM of the licenses which owned to use certain “Marley Coffee” trademarks, (b) sought damages for our alleged (i) breaches of the licenses, (ii) tortious interference with 56 Hope Road’s and HRM’s economic relationships with licenses and prospective licensees, and (iii) trademark infringement; (c) requested an accounting of our books and records; and (d) requested punitive and exemplary damages in connection with allegations of fraud and misrepresentation.

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

The case was then removed to the United States District Court of California Western Division (Case No. 2:16-cv-05810-SVW-MRW). 56 Hope Road and HRM subsequently amended their Complaint to seek damages for alleged breach of contract in connection with the licenses, declaratory relief in connection with the licenses (i.e., that such agreements had been effectively terminated by us), interference with prospective economic advantage, trademark infringement, accountings, fraud, and indemnity. We denied the allegations, asserted certain several affirmative defenses and filed counterclaims against Rohan Marley, our former director, for breach of fiduciary duty and civil conspiracy, which claims 56 Hope Road, HRM and Mr. Marley moved to be dismissed.

Subsequently, on February 17, 2017, we filed a motion, which has been approved by the court, to dismiss all of our claims against 56 Hope Road, HRM and Rohan Marley. The decision was made after we lost a motion for summary judgement against 56 Hope Road, which represented the most substantial legal claims for intellectual property and damages. Though we vigorously disagree with the court’s decision on granting the motion for summary judgement, given our resources at this point in time, we believe that it is not in our best business interests to continue contesting the remaining claims in the lawsuit. In our best estimation, the remaining claims were not enough to provide a return for the amount of resources required to prosecute the claims to judgment. We believe our limited resources are better spent to grow our business lines and not in pursuing the litigation.

On February 22, 2017, the court granted the plaintiff’s summary judgment against us in connection with the plaintiff’s termination of the Short-Term License and that such termination of the Short-Term License was valid July 21, 2016, and requires us to pay $371,324 in unpaid royalties.

Notwithstanding the above, there are still some pending motions open relating to the case, of which we cannot predict the outcome. We are currently in negotiations with 56 Hope Road regarding a settlement structure that will allow us to move forward, though no assurances can be made on whether or not settlement terms can be reached, or if reached, whether they will be favorable to us.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended January 31, 2016, filed with the Commission on May 6, 2016, except as discussed below, and investors are encouraged to review such risk factors prior to making an investment in the Company.

The Long-Term License and Short-Term License are currently terminated, as is our ability to use the Trademarks, which to date, have been where substantially all of our revenues have come from.

As described above, we agreed to settle certain claims in our lawsuit with 56 Hope Road, including confirming that the Long-Term License and Short-Term License are terminated, which also terminated our ability to use the Trademarks. Furthermore, on February 22, 2017, the court granted the plaintiff’s summary judgment against us in connection with HRM’s termination of the Short-Term License and that such termination of the Short-Term License was valid July 21, 2016, and requires us to pay $371,324 in unpaid royalties. Historically substantially all of our revenues have come from the sale of products using the Trademarks and our entire business has been built around our use of the Trademarks. Moving forward we will be forced to build new brand recognition not using the Trademarks and sell and market products without built-in brand recognition (i.e., the global recognition of the Marley name), which will likely make it harder for us to sell our products, make it more expensive for us to market our products and reduce the demand for future products. Additionally, we could be forced to pay significant damages and fees to 56 Hope Road and HRM in the lawsuit, which could force us to seek bankruptcy protection. We do not currently have the funds required to pay the unpaid royalties due to HRM. The termination of the licenses and the lawsuit will likely have a material adverse effect on our results of operations and assets, and our ability to generate revenues and could force us to scale back and/or abandon our business operations, or force us to seek bankruptcy protection and could cause the value of our common stock to decline in value or become worthless.

The Company owes a significant amount of money to Mother Parkers and other creditors.

At October 31, 2016, we are owed $598,953 by Mother Parkers. We also utilize the services of Mother Parkers, to roast coffee to our specifications for sale to the Company’s customers. As a result, at October 31, 2016, we owed $2,169,533 to Mother Parkers for roasting services. As described above, Mother Parkers is one of our largest distributors, representing over half of our revenues for the year ended January 31, 2016 and the three months ended October 31, 2016, and in the event they stop distributing our products our results of operations will be materially adversely effected and we may be forced to curtail or abandon our business operations. We also owe an additional $1.2 million to other creditors in accounts payable, which funds we do not have and which we may not be able to raise on favorable terms, if at all. We also owe a significant amount of money under convertible promissory notes, which we do not have funds to repay, and which we may not be able to raise on favorable terms, if at all. In the event we are unable to pay our creditors, we may be forced to seek bankruptcy protection or may be forced into involuntary bankruptcy, which could cause the value of our securities to decline in value or become worthless.

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

Additionally, we were required to pay $700,000 to the Securities and Exchange Commission pursuant to the terms of the Final Judgment on October 4, 2016, which amount has not been paid and which funds we do not currently have. In the event the Securities and Exchange Commission takes action against us to enforce the payment of the $700,000 owed, it may force us to seek bankruptcy protection.

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

Effective December 30, 2016, we entered into a Cancellation Agreement with Brent Toevs, our former director and Chief Executive Officer, who agreed to return an aggregate of 1,261,457 shares of common stock which were previously issued to him in consideration for services rendered (and as a bonus), to us for cancellation, which shares were cancelled on January 18, 2017. Instead, we agreed to accrue the bonus and compensation and pay them at such time as the Company has sufficient cash flow, in the reasonable determination of the Board of Directors, to pay such.

As described above under “Part I - Financial Information” – “Item 1. Financial Statements.” – “Note 10. Subsequent Events”, on February 23, 2017, we sold Power Up the February 2017 Power Up Note, on January 18, 2017, we borrowed an additional $19,800 ($18,000 in principal and $1,800 as an original issue discount) from the 10% Note Investor under the 10% Investor Note, on January 25, 2017, we borrowed an additional $6,375 from JMJ under the JMJ Convertible Note and on January 23, 2017, we sold JSJ the January 2017 JSJ Convertible Note. The notes are convertible into our common stock at a discount to the trading price of our common stock as described in greater detail above. We claim an exemption from registration for the offers, issuances and sales of such convertible notes pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act, since the foregoing issuances did not involve a public offering, the recipients were (i) “accredited investors”; and/or (ii) had access to similar documentation and information as would be required in a Registration Statement under the Securities Act, and the recipients acquired the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The securities were offered without any general solicitation by us or our representatives. No underwriters or agents were involved in the foregoing issuances and we paid no underwriting discounts or commissions. The securities sold are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. The securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

Use of Proceeds From Sale of Registered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Cancellation Agreement

Effective December 30, 2016, we entered into a Cancellation Agreement with Brent Toevs, our former director and Chief Executive Officer, who agreed to return an aggregate of 1,261,457 shares of common stock which were previously issued to him in consideration for services rendered (and as a bonus), to us for cancellation, which shares were cancelled on January 18, 2017. Instead, we agreed to accrue the bonus and compensation and pay them at such time as the Company has sufficient cash flow, in the reasonable determination of the Board of Directors, to pay such.

Consulting Agreement

On January 2, 2017, the Company entered into a consulting agreement with SEB Coffee (“SEB”), which is beneficially owned by Brent Toevs, the Company’s former director and Chief Executive Officer, pursuant to which SEB agreed to provide consulting services to the Company until July 1, 2017, in consideration for $23,473 per month or $140,840 in aggregate. We agreed to accrue the compensation due and to only pay such compensation at such time as the Company has sufficient cash flow, in the reasonable determination of the Board of Directors, to pay such amounts.

Amendment to 10% Note Investor Note

In January 2017, the Company and the 10% Investor amended the 10% Investor Note to provide for an additional loan by the 10% Investor of $19,800 ($18,000 in principal and $1,800 as an original issue discount) which the Company received on January 18, 2017.

Additional JMJ Borrowing

On January 25, 2017, the Company borrowed an additional $6,375 from JMJ which was evidenced by the JMJ Convertible Note described above.

January 2017 JSJ Convertible Note

On January 23, 2017, we entered into a 12% Convertible Note with JSJ (the “January 2017 JSJ Convertible Note”) in the amount of $10,125. The January 2017 JSJ Convertible Note accrues interest at the rate of 12% per annum (18% upon the occurrence of an event of default) through maturity, October 23, 2017. We have the right to prepay the note prior to maturity provided we pay 150% of the amount due.

The January 2017 JSJ Convertible Note and all accrued interest is convertible at the option of the holder thereof into the Company’s common stock at any time after the 180th day following the date of the note. The conversion price of the January 2017 JSJ Convertible Note is 60% (a 40% discount) to the third lowest intra-day trading price of the Company’s common stock during the 10 trading days prior to any conversion date of the note. In the event that the note is not repaid in cash in its entirety, Company shareholders may suffer dilution if and to the extent that the balance of the JSJ Note is converted into common stock.

February 2017 - Convertible Notes Payable – Power Up

On February 23, 2017, we entered into a Convertible Promissory Note with Power Up Lending Group Ltd. (“Power Up”), in the principal amount of $10,500 (the “February 2017 Power Up Note”). The February 2017 Power Up Note bears interest at the rate of 12% per annum (22% upon an event of default) and is due and payable on November 17, 2017. The principal amount of the February 2017 Power Up Note and all accrued interest is convertible at the option of the holder at the greater of 65% (a 35% discount) multiplied by the average of the lowest three closing bid prices of our common stock during the ten trading days immediately prior to the date of any conversion, provided that the conversion price during major announcements (as described in the February 2017 Power Up Note) is the lower of the conversion price on the announcement date of such major announcement and the conversion price on the date of conversion. The February 2017 Power Up Note conversion price also includes anti-dilution protection such that in the event we issue or are deemed to have issued common stock or convertible securities at a price equal to less than the conversion price of the February 2017 Power Up Note in effect on the date of such issuance or deemed issuance, the conversion price of the February 2017 Power Up Note is automatically reduced to such lower price, subject to certain exceptions in the note.

At no time may the February 2017 Power Up Note be converted into shares of our common stock if such conversion would result in Power Up and its affiliates owning an aggregate of in excess of 9.99% of the then outstanding shares of our common stock.

We may prepay in full the unpaid principal and interest on the February 2017 Power Up Note, upon notice, any time prior to the 180th day after the issuance date. Any prepayment is subject to payment of a prepayment amount ranging from 120% to 145% of the then outstanding balance on the February 2017 Power Up Note (inclusive of accrued and unpaid interest and any default amounts then owing), depending on when such prepayment is made.

The February 2017 Power Up Note also contains customary positive and negative covenants.

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

JAMMIN JAVA CORP.

Dated: April 7, 2017	By:	/s/ Anh Tran
Anh Tran
Interim Chief Executive Officer, President, Chief Operating Officer, Secretary and Treasurer
(Principal Executive and Principal Financial and Accounting Officer)

Exhibit Index
Exhibit Number	Description
3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed April 1, 2014)
3.2	Amended and Restated Bylaws of Jammin Java Corp. (May 23, 2014) (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 30, 2014)
10.1+	2011 Equity Compensation Plan (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed August 10, 2011)
10.2+	Amended and Restated 2012 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 of the Company’s Form S-8/A Registration Statement filed October 17, 2013)
10.3+	2013 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 filed October 17, 2013)
10.4**	Supply and Toll Agreement, dated as of April 28, 2010, between Canterbury Coffee Corporation and the Company (incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K filed May 17, 2011)
10.5	Exclusive Sales and Marketing Agreement, dated as of April 25, 2011, by and between National Coffee Service & Vending and the Company (incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-K filed May 17, 2011)
10.6**	First Amendment to Supply and Toll Agreement, dated as of May 12, 2011, by and between Canterbury Coffee Corporation and the Company (incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K filed May 17, 2011)
10.7+	Grant of Contractor Stock Option, dated as of August 11, 2011, from the Company to Shane Whittle (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K/A filed August 11, 2011)
10.8+	Grant of Employee Stock Option dated as of August 5, 2011, from the Company to Anh Tran (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed August 10, 2011)
10.9+	Grant of Employee Stock Option, dated as of August 5, 2011, from the Company to Rohan Marley (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed August 10, 2011)
10.10+	Grant of Employee Stock Option, dated as of August 10, 2011, from the Company to Brent Toevs (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed August 10, 2011)
10.11**	Roasting and Distribution Agreement, dated as of January 1, 2012, by and between the Company and Canterbury Coffee Corporation, (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed May 14, 2012)
10.12	License Agreement with Fifty-Six Hope Road Music Limited dated September 13, 2012 (incorporated by reference to Exhibit 10.7 of the Company’s Amended Report on Form 10-Q/A, filed on October 4, 2012)
10.13+	Amended and Restated Employment Agreement with Brent Toevs (August 2013) (incorporated by reference to Exhibit 10.24 of the Company’s Quarterly Report on Form 10-Q filed September 12, 2013)
10.14+	Amended and Restated Employment Agreement with Anh Tran (August 2013) (incorporated by reference to Exhibit 10.25 of the Company’s Quarterly Report on Form 10-Q filed September 12, 2013)
10.15	Lease Agreement (June 2013) – 4730 Tejon Street, Denver, Colorado 80211 (incorporated by reference to Exhibit 10.26 of the Company’s Quarterly Report on Form 10-Q filed September 12, 2013)
10.16	Form of Subscription Agreement July/August 2013 Offering (incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K filed May 16, 2014)
10.17	Form of Common Stock Purchase Warrant Agreement July/August 2013 Offering (incorporated by reference to Exhibit 10.29 of the Company’s Annual Report on Form 10-K filed May 16, 2014)
10.18	Amended and Restated License Agreement with Mother Parkers Tea & Coffee Inc. (May 20, 2014) (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 30, 2014)
10.19+	Form of 2013 Equity Incentive Plan Stock Option Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on August 29, 2014)

10.20+	Form of Amended and Restated 2012 Equity Incentive Plan Stock Option Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on August 29, 2014)
10.21+	Form of Restricted Stock Grant Agreement to Advisory Board Members (June 2014) (incorporated by reference to Exhibit 10.33 of the Company’s Quarterly Report on Form 10-Q filed on September 15, 2014)
10.22+	First Amendment to Amended and Restated Employment Agreement with Brent Toevs (June 30, 2015) (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on July 31, 2015)
10.23+	First Amendment to Amended and Restated Employment Agreement with Anh Tran (June 30, 2015) (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on July 31, 2015)
10.24+	Form of 2013 Equity Incentive Plan Stock Option Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on August 29, 2014)
10.25+	Form of 2015 Equity Incentive Plan Stock Option Agreement (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on July 31, 2015)
10.26	$275,000 12% Convertible Note Issued September 9, 2015, by Jammin Java Corp. in favor of JSJ Investments Inc. (incorporated by reference to Exhibit 10.31 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2015, filed with the SEC on September 21, 2015)
10.27	Securities Purchase Agreement dated September 14, 2015, by Jammin Java Corp. and Typenex Co-Investment, LLC (incorporated by reference to Exhibit 10.32 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2015, filed with the SEC on September 21, 2015)
10.28	Secured Convertible Promissory Note dated September 14, 2015 ($1,005,000), by Jammin Java Corp. in favor of Typenex Co-Investment, LLC (incorporated by reference to Exhibit 10.33 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2015, filed with the SEC on September 21, 2015)
10.29	Membership Interest Pledge Agreement dated September 14, 2015, by and between Typenex Co-Investment, LLC and Jammin Java Corp. (incorporated by reference to Exhibit 10.34 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2015, filed with the SEC on September 21, 2015)
10.30	Secured Investor Note #1 dated September 14, 2015 by and between Typenex Co-Investment, LLC and Jammin Java Corp. (incorporated by reference to Exhibit 10.35 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2015, filed with the SEC on September 21, 2015)
10.31	Security Agreement dated September 14, 2015, by Jammin Java Corp. in favor of Typenex Co-Investment, LLC (incorporated by reference to Exhibit 10.36 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2015, filed with the SEC on September 21, 2015)
10.32	Convertible Promissory Note dated September 16, 2015, by Jammin Java Corp. in favor of JMJ Financial (incorporated by reference to Exhibit 10.37 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2015, filed with the SEC on September 21, 2015)
10.33	Securities Purchase Agreement dated September 9, 2015, by and between Jammin Java Corp. and Vis Vires Group, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 2, 2015)
10.34	$254,000 Convertible Promissory Note dated September 9, 2015, by Jammin Java Corp. in favor of Vis Vires Group, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on October 2, 2015)
10.35	March 1, 2016 Side Letter Agreement with JSJ Investments, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 24, 2016)
10.36	5% Convertible Promissory Note ($330,000) with Duck Duck Spruce, LLC dated March 8, 2016 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed March 24, 2016)
10.37+	Amended and Restated 2015 Equity Incentive Plan of Jammin Java Corp. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed March 24, 2016)
10.38+	Option Agreement of Rohan Marley effective June 30, 2015 (as amended) (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed March 24, 2016)
10.39+	Option Agreement of Brent Toevs effective June 30, 2015 (as amended) (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed March 24, 2016)
10.40+	Option Agreement of Anh Tran effective June 30, 2015 (as amended) (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed March 24, 2016)

10.41	Securities Purchase Agreement dated March 11, 2016, by and between Jammin Java Corp. and Vis Vires Group, Inc. (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed March 24, 2016)
10.42	$225,000 Convertible Promissory Note dated March 11, 2016, by Jammin Java Corp. in favor of Vis Vires Group, Inc. (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed March 24, 2016)
10.43	5% Convertible Promissory Note ($220,000) with Duck Duck Spruce, LLC dated March 15, 2016 (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed March 24, 2016)
10.44	Short Term License Agreement effective June 27, 2016, by and between Jammin Java Corp. and Hope Road Merchandising, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed July 7, 2016)
10.45	Secured Promissory Note ($247,324) by Jammin Java Corp. in favor of Fifty-Six Hope Road Music Limited (June 27, 2016) (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed July 7, 2016)
10.46	Security Agreement by Jammin Java Corp. in favor of Fifty-Six Hope Road Music Limited (June 27, 2016) (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed July 7, 2016)
10.47	Securities Purchase Agreement dated November 15, 2016, by and between Jammin Java Corp. and Vis Vires Group, Inc. (incorporated by reference to Exhibit 10.47 of the Company’s Quarterly Report on Form 10-Q for the three months ended July 31, 2016)
10.48	$14,000 Convertible Promissory Note dated November 15, 2016, by Jammin Java Corp. in favor of Vis Vires Group, Inc. (incorporated by reference to Exhibit 10.48 of the Company’s Quarterly Report on Form 10-Q for the three months ended July 31, 2016)
10.49	10% Convertible Promissory Note in the amount of $110,000, dated November 14, 2016 (incorporated by reference to Exhibit 10.49 of the Company’s Quarterly Report on Form 10-Q for the three months ended July 31, 2016)
10.50	12% Convertible Promissory Note dated December 5, 2016 with JSJ Investments Inc. (incorporated by reference to Exhibit 10.50 of the Company’s Quarterly Report on Form 10-Q for the three months ended July 31, 2016)
10.51*	Cancellation Agreement with Brent Toevs dated December 30, 2016
10.52*	Consulting Agreement with SEB Coffee dated January 2, 2017
10.53*	Securities Purchase Agreement dated February 13, 2017, by and between Jammin Java Corp. and Power Up Lending Group Ltd.
10.53*	$10,500 Convertible Promissory Note dated February 13, 2017, by Jammin Java Corp. in favor of Power Up Lending Group Ltd.
10.54*	Amendment #1 to 10% Convertible Promissory Note in the amount of $110,000, dated November 14, 2016
10.55*	12% Convertible Promissory Note dated January 23, 2017 with JSJ Investments Inc.
16.1	Letter dated April 4, 2017 From Squar Milner LLP (incorporated by reference to Exhibit 16.1 of the Company’s Current Report on Form 8-K filed April 7, 2017)
31*	Certification of the Principal Executive Officer and Principal Accounting and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32****	Certifications of the Principal Executive Officer and the Principal Accounting and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** The Company has obtained confidential treatment of certain portions of this agreement which have been omitted and filed separately with the U.S. Securities and Exchange Commission.

**** Furnished herewith.

+ Indicates management contract or compensatory plan or arrangement.

